Form 10-Q
period 1994-04-02
ARDEN GROUP INC
filed 1994-05-16
CIK 225051

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ____________

                                   FORM  10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---- EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 1994
                               -------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ---- SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                          Commission file number 0-9904
                                                 ------

                                ARDEN GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               95-3163136
- - ------------------------------------      ------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

2020 South Central Avenue, Compton, California            90220
- - ----------------------------------------------         -----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code    (310) 638-2842
                                                      --------------
                                    No Change
- - -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
the filing requirements for at least the past 90 days.  Yes  X   No
                                                            ----    ----
The number of shares outstanding of the registrant's classes of common stock as of April 2, 1994 was:

                              1,269,408 of Class A common stock
                                343,316 of Class B common stock

This report contains a total of 18 pages.

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
BALANCE SHEETS (Unaudited)
(In Thousands)

                                                          April 2,  January 1,
                                                            1994       1994
                                                          --------  ----------
Current assets:
  Cash and cash equivalents                               $34,076    $39,526
  Marketable securities                                    24,452     23,038
  Notes and accounts receivable, net                        7,729      9,007
  Inventories                                              10,614     10,902
  Prepaid and other                                         1,631      1,040
                                                          -------    -------

         Total current assets                              78,502     83,513


Notes and contracts receivable                                487        459

Property for resale or sublease, at lower
  of cost or market                                         1,923      1,877

Property, plant and equipment, at cost less
  accumulated depreciation and amortization
  of $30,501 and $29,615, respectively                     27,474     24,867

Other assets                                                1,752      1,755
                                                          -------    -------

     Total assets                                        $110,138   $112,471
                                                         --------   --------
                                                         --------   --------


                       See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
BALANCE SHEETS (Unaudited)
(In Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          April 2,  January 1,
                                                            1994       1994
                                                        ----------  ----------
Current liabilities:

     Accounts payable, trade                              $10,173     $13,221
     Other current liabilities                             12,998      12,242
     Current portion of long-term debt                      5,746       6,501
                                                         --------   ---------
          Total current liabilities                        28,917      31,964

Long-term debt, including obligations under
     capital leases of $5,395 and $5,540, respectively      7,463       7,654


Deferred income taxes                                       1,473       1,926

Other liabilities                                           3,207       3,392
                                                         --------   ---------

          Total liabilities                                41,060      44,936
                                                         --------   ---------

Commitments and contingent liabilities

Stockholders' equity:

     Class A common stock                                     402         402
     Class B common stock                                      86          86
     Capital surplus                                        7,571       7,571
     Notes receivable from officer/director                  (506)     (1,502)
     Retained earnings                                     65,278      64,731
                                                         --------   ---------
                                                           72,831      71,288

     Less:  treasury stock, at cost                         3,753       3,753
                                                         --------   ---------
          Total stockholders' equity                       69,078      67,535
                                                         --------   ---------

          Total liabilities and stockholders' equity     $110,138    $112,471
                                                         --------   ---------
                                                         --------   ---------

                        See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands Except Per Share Data)

                                                                             Thirteen Weeks Ended
                                                                          --------------------------
                                                                           April 2,         April 3,
                                                                             1994             1993
                                                                                           (restated)
                                                                          -----------      ----------
Sales                                                                         $63,151        $60,261

Cost of sales                                                                  39,225         38,014
                                                                            ---------     ----------
     Gross profit                                                              23,926         22,247

Delivery, selling, general and administrative expenses                         22,342         21,079
                                                                            ---------     ----------

     Operating income                                                           1,584          1,168

Interest, dividend and other income (expense), net                                222           (163)

Net unrealized loss on marketable securities                                     (893)
                                                                            ---------     ----------

     Income from continuing operations before income taxes                        913          1,005

Income tax provision                                                              366            409
                                                                            ---------     ----------

     Income from continuing operations (net of income taxes)                      547            596

Discontinued operations:
  Income from operations (net of income taxes of $321)                                           476
                                                                            ---------     ----------

     Net income                                                                  $547         $1,072
                                                                            ---------     ----------
                                                                            ---------     ----------
Income per common share (computed on common
  shares outstanding):

     Income from continuing operations                                         $  .34         $  .37
     Income from discontinued operations                                                         .29
                                                                            ---------     ----------

     Net income                                                                   .34         $  .66
                                                                            ---------     ----------
                                                                            ---------     ----------

                       See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                                                 Thirteen Weeks Ended
                                                                 --------------------
                                                                 April 2,    April 3,
                                                                   1994        1993
                                                                           (restated)
                                                                 --------  ----------
Cash flows from operating activities:
  Cash received from customers                                    $63,672     $61,835
  Cash paid to suppliers and employees                            (61,275)    (58,445)
  Interest and dividends received                                     693         187
  Interest paid                                                      (395)       (351)
  Income taxes paid                                                   (19)       (278)
                                                                  -------     -------

         Net cash provided by operating activities                  2,676       2,948
                                                                  -------     -------
Cash flows from investing activities:
  Capital expenditures                                             (3,579)       (565)
  Investment in marketable securities                              (2,307)
  Proceeds from the sale of property, plant and equipment,
    liquor licenses and leasehold interests                             5          50
  Payments received on notes from the sale of property,
    plant and equipment and liquor licenses                            16           1
                                                                  -------     -------

        Net cash used in investing activities                      (5,865)       (514)
                                                                  -------     -------
Cash flows from financing activities:
  Payments related to sale of discontinued operations              (2,314)
  Transfer from Telautograph Corporation                                        1,319
  Principal payments under capital lease obligations                 (263)       (359)
  Payment of loan from officer/director                             1,000
  Principal payments on long-term debt                               (684)        (10)
                                                                  -------     -------

        Net cash provided by (used in) financing activities        (2,261)        950
                                                                  -------     -------

Net increase (decrease) in cash                                    (5,450)      3,384

Cash at beginning of year                                          39,526      20,954
                                                                  -------     -------

Cash at end of quarter                                            $34,076     $24,338
                                                                  -------     -------
                                                                  -------     -------

                        See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF CASH FLOWS, Continued (Unaudited)
(In Thousands)

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

                                                          Thirteen Weeks Ended
                                                          --------------------
                                                          April 2,    April 3,
                                                            1994        1993
                                                                    (restated)
                                                          ---------  ---------
Net income                                                      $547   $1,072

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Income from discontinued operations                                  (476)
    Depreciation and amortization                                988    1,027
    Unrealized loss on marketable securities                     893
    Provision for losses on accounts and notes receivable         44       49
    Net gain from the sale of property, plant and equipment,
      liquor licenses and early lease terminations                (2)     (23)
    Interest differential on note payable                                   6
    Notes receivable from officer/director                        (4)      (3)

Change in assets and liabilities net of effects from noncash investing and financing activities:

   (Increase) decrease in assets:
      Notes and accounts receivable                            1,191    1,684
      Inventories                                                288    1,112
      Prepaid expenses                                          (519)    (520)
      Other assets                                               (62)     (32)

Increase (decrease) in liabilities:
     Accounts payable and other current liabilities              (50)     316
     Deferred income taxes                                      (453)  (1,213)
     Other liabilities                                          (185)     (51)
                                                             -------   ------
          Net cash provided by operating activities           $2,676   $2,948
                                                             -------   ------
                                                             -------   ------


                       See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

These financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the periods presented.

1.   BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements of Arden Group, Inc. (the "Company") include the accounts of the Company and its direct and indirect subsidiaries except for Telautograph Corporation, an indirect wholly-owned subsidiary of the Company, ("Telautograph") which was carried at equity in net assets of discontinued operations through September 17, 1993 when the communications business was sold. The consolidated financial statements have been retroactively restated to present GPS Pool Supply, Inc. ("GPS") as a continuing operation because the previously announced spin-off of the communication equipment business of Telautograph and all the capital stock of GPS, a wholly-owned subsidiary of Telautograph, to the stockholders of Arden was abandoned. Intercompany balances and transactions are eliminated.


2.   SUBSEQUENT EVENT:

     As a result of an arbitration hearing, in April 1994 the Company was awarded $1,750,000 for parts inventory which was purchased by Danka Industries, Inc. as part of the sale of the Company's communication equipment business in 1993. The valuation of such inventory had been in dispute. No amount with respect to this inventory had been included in the 1993 gain from the sale of such business. Expenses related to the arbitration will be netted against the award. Additionally, there is an arbitration with regard to certain items on the closing balance sheet of the communication equipment business which are being disputed. The Company does not believe adjustments resulting from the second arbitration, if any, will have a material adverse impact on its financial position.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER ANALYSIS

During the first quarter of 1994, the Company had net income of $547,000 compared to net income of $1,072,000 during the first quarter of 1993. Pretax income from continuing operations was $913,000 compared to pretax income of $1,005,000 for the first quarter of 1993.

During the first quarter of 1994, the Company's operating income from its Gelson's and Mayfair Markets operations was $1,796,000 compared to operating income of $1,523,000 during the first quarter of 1993. Sales from the Company's 12 supermarkets in the greater Los Angeles area were $60,813,000 in the first quarter of 1994, an increase of 5.0% from the first quarter of 1993, when sales were $57,939,000. The strong comparative sales increase is partially attributable to the timing of Easter and Passover observances which fell near the end of the first quarter in 1994 but in the second quarter in 1993.

The Company's gross profit from market operations as a percentage of sales was 38.6% in the first quarter of 1994 compared to 37.6% in the same period of 1993. Union wage and benefit cost increases was one of the factors which contributed to an overall increase in product pricing.

Delivery, selling, general and administrative ("DSG&A") expenses for market operations were $21,669,000 in the first quarter of 1994 compared to $20,291,000 in the first quarter of 1993. Expenses as a percentage of sales were 35.6% in the first quarter of 1994, compared to 35.0% in the same period of 1993. The Company recorded a charge to operations of $1,300,000 in the first quarter of 1994 to cover the estimated uninsured portion of losses related to the January 17, 1994 earthquake centered in Northridge, California. This increase in DSG&A expense was partially offset by contractual credits taken against health and welfare payments due the retail clerks and meat cutters unions of approximately $1,100,000.

The swimming pool chemical processing and distribution operations, conducted by GPS, posted an operating loss of $212,000 in first quarter 1994 compared to an operating loss of $355,000 for the same period in 1993. GPS's sales for the first quarter of 1994 were $2,338,000, virtually unchanged from $2,322,000 in the first quarter of 1993.

GPS's gross profit as a percentage of sales was 19.7% for the first quarter of 1994 compared to 18.6% for the same period last year, principally because of productivity improvements in its processing operations and lower costs on raw materials used in producing liquid chlorine.

DSG&A expense was $673,000 (28.8% of sales) for the first quarter of 1994, compared to $788,000 (33.9% of sales) for the same period of 1993. This was primarily due to a reduction in marketing expense and administrative staff expense at its headquarters office.

The Company's interest and dividend income was $676,000 in the first quarter of 1994 compared to $224,000 for the same period in 1993. This increase in interest income was primarily the result of an increased level of short-term investments and marketable securities.

In the first quarter of 1994, the market value of the Company's holdings in marketable securities declined. The Statement of Financial Accounting Standards No. 115, (Accounting for Certain Investments in Debt and Equity Securities), which became effective for fiscal years beginning after December 16, 1993, requires that unrealized holding gains and losses for certain marketable securities shall be included in the determination of net income. As a result, unrealized losses of $893,000 related to marketable securities were included in the determination of the first quarter 1994 net income.


CAPITAL EXPENDITURES/LIQUIDITY

In the first quarter of 1994, the Company used approximately $3,000,000 of cash on hand to purchase the properties upon which two existing Mayfair markets are located. Additionally, the Company paid off at maturity the $634,000 balance of the mortgage on its headquarters facility in Compton.

There have been no significant changes in the Company's capital expenditures plan and no material changes in the utilization of the Company's lines of credit.

                          PART II.  OTHER INFORMATION


ITEM 1. THROUGH 5.

       Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(1)  Exhibits:

     10.7 Amendment to Employment Agreement dated April 27, 1994 by and between Arden Group, Inc., Arden-Mayfair, Inc., AMG Holdings, Inc. and Gelson's Markets and Bernard Briskin.

     10.8 Modification and Fourth Extension Agreement dated as of January 1, 1994 regarding promissory notes held by the Registrant between Arden Group, Inc. and Bernard Briskin.

(b)  Reports on Form 8-K:

     None



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ARDEN GROUP, INC.
                                     -----------------------------------------
                                                   Registrant


Date May 16, 1994
     -------------------                        ERNEST T. KLINGER
                                     -----------------------------------------
                                                Ernest T. Klinger
                                     Vice President Finance and Administration
                                            and Chief Financial Officer
                                           (Principal Financial Officer and
                                              Authorized Signatory)