Form 10-Q
period 1994-07-02
ARDEN GROUP INC
filed 1994-08-15
CIK 225051

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                             ____________

                              FORM  10-Q

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 2, 1994

                                  OR

- - -----     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                     Commission file number 0-9904

                             ARDEN GROUP, INC.
        -----------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Delaware                                       95-3163136
- - -------------------------------          -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

2020 South Central Avenue, Compton, California                 90220
- - ----------------------------------------------                -------
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code          (310) 638-2842
                                                            --------------

                                    No Change
- - -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days. Yes   X   No______.

The number of shares outstanding of the registrant's classes of common stock as of July 2, 1994 was:

                        1,269,405 of Class A common stock
                         343,316 of Class B common stock

This report contains a total of 12 pages.

                    PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
BALANCE SHEETS (Unaudited)
(In Thousands)

                              A S S E T S

                                                       July 2,       January 1,
                                                        1994           1994
                                                 ----------------   -----------
Current assets:
  Cash and cash equivalents                              $21,763        $39,526
  Marketable securities                                   32,561         23,038
  Notes and accounts receivable, net                       7,203          9,007
  Inventories                                              9,681         10,902
  Prepaid and other                                        1,619          1,040
                                                   -------------     ----------
     Total current assets                                 72,827         83,513


Notes and contracts receivable                             2,629            459

Property for resale or sublease, at
  lower of cost or market                                  1,926          1,877

Property, plant and equipment, at cost less
  accumulated depreciation and amortization
  of $24,042 and $29,615, respectively                    25,467         24,867


Other assets                                               1,751          1,755
                                                   -------------     ----------

     Total assets                                       $104,600       $112,471
                                                   -------------     ----------
                                                   -------------     ----------









                   See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
BALANCE SHEETS (Unaudited)
(In Thousands)


                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                            July 2,       January 1,
                                              1994           1994
                                      ---------------   ------------
Current liabilities:
  Accounts payable, trade                     $8,872        $13,221
  Other current liabilities                   12,139         12,242
  Current portion of long-term debt              905          6,501
                                       -------------    -----------
     Total current liabilities                21,916         31,964

Long-term debt, including obligations
  under capital leases of $5,212
  and $5,540, respectively                     7,232          7,654


Deferred income taxes                          1,704          1,926

Other liabilities                              3,006          3,392
                                       -------------    -----------
     Total liabilities                        33,858         44,936
                                       -------------    -----------

Commitments and contingent
  liabilities

Stockholders' equity:

  Class A common stock                           402            402
  Class B common stock                            86             86
  Capital surplus                              7,571          7,571
  Notes receivable from
    officer/director                           (509)        (1,502)
  Retained earnings                           66,945         64,731
                                       -------------    -----------
                                              74,495         71,288

  Less:  treasury stock, at cost               3,753          3,753
                                       -------------    -----------
     Total stockholders' equity               70,742         67,535
                                       -------------    -----------
     Total liabilities and
     stockholders' equity                   $104,600       $112,471
                                       -------------    -----------
                                       -------------    -----------






                   See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands Except Per Share Date)



                                   Thirteen Weeks Ended  Twenty-Six Weeks Ended
                                   --------------------  ----------------------
                                      July 2,    July 3,      July 2,   July 3,
                                        1994      1993         1994      1993
                                    --------------------  ---------------------
Sales                                 $61,625    $61,869     $124,776  $122,130

Cost of sales                          37,835     38,388       77,060    76,402
                                     --------   --------    ---------  --------
       Gross profit                    23,790     23,481       47,716    45,728

Delivery, selling,
  general and
  administrative expenses              20,915     21,561       43,257    42,640
                                     --------   --------    ---------  --------
     Operating income                   2,875      1,920        4,459     3,088

Interest, dividend and
  other income (expense), net             321       (148)         543      (311)

Net unrealized loss on marketable
  securities                             (411)                 (1,304)
                                     --------   --------    ---------  --------
     Income from continuing
        operations before
        income taxes                    2,785      1,772        3,698     2,777

Income tax provision                    1,118        718        1,484     1,127
                                     --------   --------    ---------  --------
     Income from continuing
     operations
        (net of income taxes)           1,667      1,054        2,214     1,650

Discontinued operations:
  Income from operations (net of
     income taxes of $356 and $677,
     respectively)                                   525                  1,001
                                     --------   --------    ---------  --------
     Net income                        $1,667     $1,579       $2,214    $2,651
                                     --------   --------    ---------  --------
                                     --------   --------    ---------  --------
Income per common share
  (computed on common shares
   outstanding):

  Income from continuing
     operations                         $1.03     $ .65         $1.37     $1.02
  Income from discontinued
    operations                                      .33                     .62
                                     --------   -------     ---------  --------
     Net income                         $1.03     $ .98         $1.37     $1.64
                                     --------   -------     ---------  --------
                                     --------   -------     ---------  --------


                   See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF CASH FLOW (Unaudited)
(In Thousands)

                                                     Twenty-Six Weeks Ended
                                                -------------------------------
                                                       July 2,        July 3,
                                                        1994           1993
                                                ---------------    ------------
Cash flows from operating activities:
  Cash received from customers                         $124,609        $123,061
  Cash paid to suppliers and employees                 (118,950)       (116,850)
  Interest and dividends received                         1,456             417
  Interest paid                                            (739)           (649)
  Income taxes paid                                      (1,104)         (1,295)
                                                ---------------    ------------
    Net cash provided by operating activities             5,272           4,684
                                                ---------------    ------------


Cash flows from investing activities:
  Capital expenditures                                   (4,422)         (1,196)
  Investment in marketable securities                   (11,179)
  Proceeds from the sale of property,
     plant and equipment, liquor
     licenses and leasehold interests                        22              90
  Payments received on notes from the
     sale of property, plant and
     equipment and liquor licenses                           18               3
                                                ---------------    ------------
       Net cash used in investing activities            (15,561)         (1,103)
                                                ---------------    ------------


Cash flows from financing activities:
  Payments related to sale of
    discontinued operations                              (2,413)
  Transfer from Telautograph Corporation                                    958
  Principal payments under capital
    lease obligations                                      (621)           (723)
  Payment of loan from officer/director                   1,000
  Principal payments on long-term debt                   (5,397)            (21)
  Net cash from sale of GPS                                 (43)
                                                ---------------    ------------
       Net cash provided by (used in)
          financing activities                           (7,474)            214
                                                ---------------    ------------

Net increase (decrease) in cash                         (17,763)          3,795

Cash at beginning of year                                39,526          20,954
                                                ---------------    ------------
Cash at end of quarter                                  $21,763         $24,749
                                                ===============    ============

                   See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF CASH FLOW (Unaudited)
(In Thousands)

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

                                                   Twenty-Six Weeks Ended
                                              ---------------------------------
                                                   July 2,         July 3,
                                                    1994            1993
                                              -------------      --------------
Net income                                           $2,214              $2,651

Adjustments to reconcile net income to
  net cash provided by operating
  activities:
     Income from discontinued operations                                 (1,001)
     Depreciation and amortization                    1,938               2,062
     Unrealized loss on marketable securities         1,304
     Provision for losses on accounts and
      notes receivable                                   71                 104
     Loss on sale of marketable securities              352
     Net (gain) loss from the sale of property,
       plant and equipment, liquor licenses
       and early lease terminations                      10                 (43)
     Interest differential on note payable                                   12
     Notes receivable from officer/director              (7)                 (6)
     Gain on sale of GPS                                (93)

Change in assets and liabilities net of
  effects from noncash investing and
  financing activities:


  (Increase) decrease in assets:
     Notes and accounts receivable                      316               1,031
     Inventories                                         80               1,447
     Prepaid expenses                                  (540)               (610)
     Other assets                                       (48)               (130)

  Increase (decrease) in liabilities:
     Accounts payable and other current liabilities     437                 635
     Deferred income taxes                             (386)             (1,187)
     Other liabilities                                 (376)               (281)
                                                -----------         -----------
  Net cash provided by operating activities          $5,272              $4,684
                                                -----------         -----------
                                                -----------         -----------








                   See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

These financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the periods presented.

1.    BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements of Arden Group, Inc. (the "Company") include the accounts of the Company and its direct and indirect subsidiaries except for Telautograph Corporation, an indirect wholly-owned subsidiary of the Company, ("Telautograph") which was carried at equity in net assets of discontinued operations through September 17, 1993 when the communications business was sold. The activity of GPS Pool Supply, Inc. ("GPS") has been reclassified in the prior year Statements of Operations and Statements of Cash Flows as a continuing operation because the previously announced spin-off of the communication equipment business of Telautograph and all the capital stock of GPS, a wholly-owned subsidiary of Telautograph, to the stockholders of Arden was abandoned. Intercompany balances and transactions are eliminated. On May 27, 1994, the Company sold GPS (see Note 3). As a result, after the sale of GPS, the Company operates exclusively in the supermarket business.

2. ARBITRATION AWARD:

     As a result of an arbitration hearing, in April 1994 the Company was awarded $1,750,000 for parts inventory which was purchased by Danka Industries, Inc. as part of the sale of the Company's communication equipment business in 1993. The valuation of such inventory had been in dispute. No amount with respect to this inventory had been included in the 1993 gain from the sale of such business. Expenses related to the arbitration will be netted against the award. Additionally, there is a second arbitration with regard to certain items on the closing balance sheet of the communication equipment business which are being disputed. The Company does not believe adjustments resulting from the second arbitration, if any, will have a material adverse impact on its financial position. However, due to the uncertainty of the outcome of this arbitration, no income or expenses from the first arbitration has been recognized in the 1994 financial statements of the Company.

3. SALE OF GPS POOL SUPPLY, INC.:

     On May 27, 1994, the Company sold all of the outstanding shares of the capital stock of GPS to Pioneer Chlor Alkali Investments, Inc. ("Pioneer") for approximately $3,515,000, a substantial portion is represented by a promissory note of Pioneer. The promissory note is secured by the assets of GPS and by a pledge of the GPS stock. In the second quarter of 1994, the Company recognized a pretax gain on the sale of GPS stock, net of related expenses, of $93,000.

     In addition, until such time as the promissory note is paid in full, the Company will receive additional consideration from Pioneer for a covenant not to compete, the amount of which will be based on future sales of GPS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER ANALYSIS

During the second quarter of 1994, the Company had net income of $1,667,000 compared to net income of $1,579,000 during the second quarter of 1993. Pretax income from continuing operations was $2,785,000 for the second quarter of 1994 compared to pretax income of $1,772,000 for the second quarter of 1993.

During the second quarter of 1994, the Company's operating income from its Gelson's and Mayfair Markets operations was $2,850,000 compared to operating income of $1,559,000 during the second quarter of 1993. A significant part of the increase is due to health and welfare credits explained below. Sales from the Company's 12 supermarkets in the greater Los Angeles area were $59,351,000 in the second quarter of 1994, an increase of 2.4% from the second quarter of 1993, when sales were $57,970,000. The second quarter 1994 comparative sales increase was lower than that of the first quarter 1994 (5.0%) due partially to the timing of Easter and Passover observances which occurred near the end of the first quarter in 1994 versus the second quarter in 1993.

The Company's gross profit from market operations as a percentage of sales was 39.0% in the second quarter of 1994 compared to 38.4% in the same period of 1993. Union wage and benefit cost increases was one of the factors which contributed to an overall increase in product pricing.

Delivery, selling, general and administrative ("DSG&A") expenses for market operations were $20,325,000 in the second quarter of 1994 compared to $20,699,000 in the second quarter of 1993. Expenses as a percentage of sales were 34.2% in the second quarter of 1994, compared to 35.7% in the same period of 1993. In the second quarter 1994, the Company recognized contractual credits against health and welfare payments due the retail clerks and meat cutters unions of approximately $1,380,000. No such credits were recognized in the second quarter of 1993. The remaining credits to be earned are not material on future earnings. The decrease in DSG&A due to the health and welfare credits is partially offset by increased payroll and payroll related expense.

The swimming pool chemical processing and distribution operations, conducted by GPS, posted an eight week operating income of $25,000 in the second quarter of 1994 on sales of $2,274,000. In the second quarter of 1993, GPS posted a thirteen week operating income of $361,000 on sales of $3,899,000. GPS was sold on May 27, 1994. A pretax gain of $93,000 on the sale of GPS stock is recorded as other income.

The Company's interest and dividend income was $885,000 in the second quarter of 1994 compared to $244,000 for the same period in 1993. This increase in interest income was the result of an increased level of short-term investments and marketable securities and an increase in interest rates.

In the second quarter of 1994, the market value of the Company's holdings in marketable securities declined. The Statement of Financial Accounting Standards No. 115, (Accounting for Certain Investments in Debt and Equity Securities), which became effective for fiscal years beginning after December 16, 1993, requires that unrealized holding gains and losses for certain marketable securities shall be included in the determination of net income. As a result, unrealized losses of $411,000 related to marketable securities were recognized in the second quarter of 1994.


YEAR-TO-DATE ANALYSIS

During the first six months of 1994, the Company had net income of $2,214,000 compared to net income of $2,651,000 for the first six months of 1993. Pretax income from continuing operations was $3,698,000 for the first six months of 1994 compared to pretax income of $2,777,000 for the same period of 1993.

During the first six months of 1994, the Company's operating income from its Gelson's and Mayfair Markets operations was $4,646,000 compared to operating income of $3,082,000 during the first six months of 1993. Sales from the Company's 12 supermarkets in the greater Los Angeles area were $120,164,000 in the first six months of 1994, an increase of 3.7% from the first six months of 1993, when sales were $115,909,000.

The Company's gross profit from market operations as a percentage of sales was 38.8% in the first six months of 1994 compared to 38.0% in the same period of 1993. Union wage and benefit cost increases was one of the factors which contributed to an overall increase in product pricing.

Delivery, selling, general and administrative ("DSG&A") expenses for market operations were $41,994,000 in the first six months of 1994 compared to $40,990,000 in the first six months of 1993. Expenses as a percentage of sales were 34.9% in the first six months of 1994, compared to 35.4% in the same period of 1993. In 1994, the Company recognized contractual credits against health and welfare payments due the retail clerks and meat cutters unions of approximately $2,460,000. No such credits were recognized in the first six months of 1993.
The remaining credits to be earned are not material on future earnings. The decrease in DSG&A due to the health and welfare credits is partially offset by a charge to operations of $1,300,000 in the first quarter of 1994 to cover the estimated uninsured portion of losses related to the January 17, 1994 earthquake centered in Northridge, California.

The swimming pool chemical processing and distribution operations, conducted by GPS, posted a twenty-one week operating loss of $187,000 in first six months of 1994 on sales of $4,612,000 compared to a twenty-six week operating income of $6,000 on sales of $6,221,000 in the first six months of 1993. GPS was sold on May 27, 1994. A pretax gain of $93,000 on the sale of GPS stock is recorded as other income.

The Company's interest and dividend income was $1,561,000 in the first six months of 1994 compared to $468,000 for the same period in 1993. This increase in interest income was the result of an increased level of short-term investments and marketable securities and an increase in interest rates.

In the first six months of 1994, the market value of the Company's holdings in marketable securities declined. The Statement of Financial Accounting Standards No. 115, (Accounting for Certain Investments in Debt and Equity Securities), which became effective for fiscal years beginning after December 16, 1993, requires that unrealized holding gains and losses for certain marketable securities shall be included in the determination of net income. As a result, unrealized losses of $1,304,000 related to marketable securities were recognized in the first six months of 1994.


CAPITAL EXPENDITURES/LIQUIDITY

In the first quarter of 1994, the Company used approximately $3,000,000 of cash on hand to purchase the properties upon which two existing Mayfair markets are located. Additionally, the Company paid off at maturity the $634,000 balance of the mortgage on its headquarters facility in Compton. In the second quarter of 1994, the Company used approximately $4,663,000 of cash on hand to pay off, at maturity, the balance of the mortgage on its Pacific Palisades Gelson's location.

There have been no significant changes in the Company's capital expenditures plan and no material changes in the utilization of the Company's lines of credit.

                      PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of Stockholders was held on June 28, 1994.

(b) Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement. All management nominees were elected by Class B stockholders. They are as follows:


                                        Votes For
                                        ---------
               Stuart A. Krieger        3,421,840
               Ben Winters              3,421,840

     There were no votes against or abstaining.

     Continuing directors whose terms of office do not expire until 1995 or 1996 are:

               Bernard Briskin     Curtis H. Palmer
               Robert A. Davidow   Frederick A. Schnell
               Daniel Lembark

(c) At the meeting, the provision of the Amendment to the Employment Agreement between the Registrant and Bernard Briskin, President and Chief Executive Officer of Registreant, providing for annual bonuses equal to certain specified percentages of the pretax profits of the Registrant for each fiscal year was approved by the following vote:

                     Class A Stock       Class B Stock
                     -------------       -------------
          For            1,102,406           3,408,050
          Against           72,942                  90
          Abstain            5,112              13,700

     Broker non-votes were 5,237.

     Also at the meeting, the selection of Coopers & Lybrand, independent certified public accountants, to audit the books, records and accounts of the Company and its consolidated subsidiaries for the 1994 fiscal year was approved by the following vote:

                         Class A Stock        Class B Stock
                         -------------        -------------
          For                 1,175,402           3,421,840
          Against                   875                   0
          Abstain                 4,183                   0

     Broker non-votes were 5,237.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     None

(b)  Reports on Form 8-K:

     None















                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ARDEN GROUP, INC.
                                    ----------------------------------
                                                 Registrant



Date August 15, 1994                            ERNEST T. KLINGER
     ------------------             ----------------------------------
                                             Ernest T. Klinger
                                       Vice President Finance and Administration
                                             and Chief Financial Officer
                                                Authorized Signatory)