Form 10-Q
period 1994-10-01
ARDEN GROUP INC
filed 1994-11-15
CIK 225051

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  ____________

                                   FORM  10-Q

(Mark One)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - - - -----          EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 1, 1994

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - - - ------         EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                          Commission file number 0-9904
                                                 ------

                                ARDEN GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         95-3163136
- - - - -------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2020 SOUTH CENTRAL AVENUE, COMPTON, CALIFORNIA                           90220
- - - - ----------------------------------------------                        ----------
  (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code                (310) 638-2842
                                                                 ---------------

                                    No Change
- - - - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.    Yes   X   No      .
                                                   -----    -----

The number of shares outstanding of the registrant's classes of common stock as of October 1, 1994 was:

                        984,233 of Class A common stock
                        343,316 of Class B common stock

This report contains a total of  11 pages.

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
BALANCE SHEETS (Unaudited)
(In Thousands)

                                   A S S E T S

                                                October 1,    January 1,
                                                  1994           1994
                                               ------------  -------------
Current assets:

  Cash and cash equivalents                         $18,860        $39,526
  Marketable securities                              22,347         23,038
  Notes and accounts receivable, net                  7,100          9,007
  Inventories                                         9,636         10,902
  Prepaid and other                                   1,974          1,040
                                               ------------  -------------
    Total current assets                             59,917         83,513

Notes and contracts receivable                        1,824            459

Property for resale or sublease, at lower
  of cost or market                                   1,650          1,877

Property, plant and equipment, at cost less
  accumulated depreciation and amortization
  of $24,047 and $29,615, respectively               25,622         24,867

Other assets                                          1,751          1,755
                                               ------------  -------------

    Total assets                                    $90,764       $112,471
                                               ------------  -------------
                                               ------------  -------------


See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
BALANCE SHEETS (Unaudited)
(In Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                October 1,     January 1,
                                                                   1994           1994
                                                               ------------   ------------
Current liabilities:

  Accounts payable, trade                                           $9,118        $13,221
  Other current liabilities                                         12,124         12,242
  Current portion of long-term debt                                    785          6,501
                                                               ------------   ------------
   Total current liabilities                                        22,027         31,964

Long-term debt, including obligations under capital
  leases of $5,078 and $5,540, respectively                          7,050          7,654

Deferred income taxes                                                1,744          1,926

Other liabilities                                                    2,900          3,392
                                                               ------------   ------------
   Total liabilities                                                33,721         44,936
                                                               ------------   ------------

Commitments and contingent liabilities

Stockholders' equity:

  Class A common stock                                                 331            402
  Class B common stock                                                  86             86
  Capital surplus                                                    6,465          7,571
  Notes receivable from officer/director                              (513)        (1,502)
  Retained earnings                                                 54,427         64,731
                                                               ------------   ------------
                                                                    60,796         71,288

  Less:  treasury stock, at cost                                     3,753          3,753
                                                               ------------   ------------
      Total stockholders' equity                                    57,043         67,535
                                                               ------------   ------------
      Total liabilities and stockholders' equity                   $90,764       $112,471
                                                               ------------   ------------
                                                               ------------   ------------

                        See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands Except Per Share Date)

                                                                         Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                                                      ----------------------------------------------------------
                                                                       October 1,     October 2,     October 1,     October 2,
                                                                          1994            1993           1994           1993
                                                                      -------------  -------------  -------------  -------------
Sales                                                                     $59,702        $61,719      $184,478       $183,849

Cost of sales                                                              36,328         37,682       113,388        114,084
                                                                      -------------  -------------  -------------  -------------
  Gross profit                                                             23,374         24,037        71,090         69,765

Delivery, selling, general and administrative
  expenses                                                                 22,021         22,139        65,278         64,779
                                                                      -------------  -------------  -------------  -------------
    Operating income                                                        1,353          1,898         5,812          4,986

Interest, dividend and other income
  (expense), net                                                              591            187         1,134           (125)

Net unrealized gain (loss) on marketable securities                           164                       (1,140)
                                                                      -------------  -------------  -------------  -------------
    Income from continuing operations
      before income taxes                                                   2,108          2,085         5,806          4,861

Income tax provision                                                          854            846         2,338          1,973
                                                                      -------------  -------------  -------------  -------------
    Income from continuing operations
      net of income taxes                                                   1,254          1,239         3,468          2,888

Discontinued operations:
  Income from operations (net of income
    taxes of $688 and $1,365, respectively)                                                1,019                        2,021
  Gain on sale of certain Telautograph net assets
    (net of income taxes of $1,304)                                                        1,838                        1,838
                                                                      -------------  -------------  -------------  -------------
    Net income                                                             $1,254         $4,096        $3,468         $6,747
                                                                      -------------  -------------  -------------  -------------
                                                                      -------------  -------------  -------------  -------------
Income per common share (computed on
  common shares outstanding):
  Income from continuing operations                                        $  .81         $  .77         $2.18          $1.79
  Discontinued operations
    Income from operations                                                                   .63                         1.25
    Gain on sale of Telautograph                                                            1.14                         1.14
                                                                      -------------  -------------  -------------  -------------
    Net income per common share                                            $  .81          $2.54         $2.18          $4.18
                                                                      -------------  -------------  -------------  -------------
                                                                      -------------  -------------  -------------  -------------
  Weighted average common shares
    outstanding                                                         1,557,880      1,612,724     1,594,442      1,612,724
                                                                      -------------  -------------  -------------  -------------
                                                                      -------------  -------------  -------------  -------------


                        See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF CASH FLOW (Unaudited)
(In Thousands)

                                                                                     Thirty-Nine Weeks Ended
                                                                           ------------------------------------
                                                                              October 1,         October 2,
                                                                                 1994               1993
                                                                           ---------------     ----------------
Cash flows from operating activities:
  Cash received from customers                                                   $184,844            $184,901
  Cash paid to suppliers and employees                                           (176,501)           (172,534)
  Interest and dividends received                                                   2,301                 665
  Interest paid                                                                      (767)               (893)
  Income taxes paid                                                                (1,828)             (1,539)
                                                                           ---------------     ---------------
      Net cash provided by operating activities                                     8,049              10,600
                                                                           ---------------     ---------------


Cash flows from investing activities:
  Proceeds from sale of certain net assets of Telautograph                                             37,588
  Capital expenditures                                                             (5,415)             (2,048)
  Investment in marketable securities                                              (1,063)
  Proceeds from sale of GPS                                                           393
  Proceeds from the sale of property, plant and
    equipment, liquor licenses and leasehold interests                                 32                 107
  Payments received on notes from the sale of property,
    plant and equipment and liquor licenses                                            19                 112
                                                                           ---------------     ---------------
      Net cash provided by (used in) investing activities                          (6,034)             35,759
                                                                           ---------------     ---------------


Cash flows from financing activities:
  Purchase and retirement of common stock                                         (14,949)
  Payments related to sale of discontinued operations                              (2,413)
  Transfer to Telautograph Corporation                                                                 (2,466)
  Principal payments under capital lease obligations                                 (879)             (1,068)
  Proceeds from equipment financing                                                                       549
  Payment of loan from officer/director                                             1,000
  Principal payments on long-term debt                                             (5,440)                (42)
                                                                           ---------------     ---------------
      Net cash used in financing activities                                       (22,681)             (3,027)
                                                                           ---------------     ---------------

Net increase (decrease) in cash                                                   (20,666)             43,332

Cash at beginning of year                                                          39,526              20,954
                                                                           ---------------     ---------------
Cash at end of quarter                                                            $18,860             $64,286
                                                                           ---------------     ---------------
                                                                           ---------------     ---------------


                        See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF CASH FLOW (Unaudited)
(In Thousands)

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

                                                                                     Thirty-Nine Weeks Ended
                                                                              ----------------------------------
                                                                              October 1,          October 2,
                                                                                 1994                1993
                                                                           ---------------     -----------------
Net income                                                                         $3,468              $6,757

Adjustments to reconcile net income to net cash provided by
  operating activities:
    Income from discontinued operations                                                                (3,859)
    Depreciation and amortization                                                   2,794               3,104
    Unrealized loss on marketable securities                                        1,140
    Provision for losses on accounts and notes receivable                              97                 148
    Loss on sale of marketable securities                                             614
    Net (gain) loss from the sale of property, plant and equipment,
      liquor licenses and early lease terminations                                      3                 (25)
    Interest differential on note payable                                                                  19
    Notes receivable from officer/director                                            (11)                 (9)
    Gain on sale of GPS                                                               (93)

Change in assets and liabilities net of effects from noncash investing and financing activities:

  (Increase) decrease in assets:
    Notes and accounts receivable                                                     761                 986
    Inventories                                                                       125               1,656
    Prepaid expenses                                                                 (895)               (367)
    Other assets                                                                      207                (226)

  Increase (decrease) in liabilities:
    Accounts payable and other current liabilities                                    668               4,090
    Deferred income taxes                                                            (337)             (1,492)
    Other liabilities                                                                (492)               (182)
                                                                           ---------------     ---------------
  Net cash provided by operating activities                                        $8,049             $10,600
                                                                           ---------------     ---------------
                                                                           ---------------     ---------------


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

2.   ARBITRATION AWARD:

     As a result of an arbitration hearing in April 1994, the Company was awarded $1,750,000 for parts inventory which was purchased by Danka Industries, Inc. as part of the sale of the Company's communication equipment business in 1993. The valuation of such inventory had been in dispute. No amount with respect to this inventory had been included in the 1993 gain from the sale of such business. Expenses related to the arbitration will be netted against the award. Additionally, there is a second arbitration with regard to certain items on the closing balance sheet of the communication equipment business which are being disputed. The Company does not believe adjustments resulting from the second arbitration, if any, will have a material adverse impact on its financial position. However, due to the uncertainty of the outcome of this arbitration, no income or expenses from the first arbitration has been recognized in the 1994 financial statements of the Company.

3.   SALE OF GPS POOL SUPPLY, INC.:

     On May 27, 1994, the Company sold all of the outstanding shares of capital stock of GPS to Pioneer Chlor Alkali Investments, Inc. ("Pioneer") for approximately $3,515,000, of which a substantial portion is represented by a promissory note of Pioneer. The promissory note is secured by the assets of GPS and by a pledge of the GPS stock. In the second quarter of 1994, the Company recognized a pretax gain on the sale of GPS stock, net of related expenses, of $93,000.

     In addition, until such time as the promissory note is paid in full, the Company will receive additional consideration from Pioneer for a covenant not to compete, the amount of which will be based on future sales of GPS. The Company recorded approximately $126,000 of non-compete income from Pioneer in the third quarter of 1994.

4.   CAPITAL STOCK:

     In the third quarter of 1994, the Company offered to purchase up to 400,000 shares of its Class A common stock for $52 per share in cash. The offer expired September 15, 1994 and the Company purchased the 285,172 shares of Class A common stock tendered pursuant to the offer for an aggregate purchase price of approximately $14,829,000. Prior to such purchase the Company's common stock consisted of 1,269,405 shares of Class A common stock and 343,316 shares of Class B common stock.

5.   NET INCOME PER SHARE:

     Net income per share is based on the weighted average number of common shares outstanding during the period. Due to the purchase of Class A shares in September 1994 (see Note 4) the weighted average number of shares will be reduced in the future.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER ANALYSIS

During the third quarter of 1994, the Company had net income of $1,254,000 compared to net income of $4,096,000 during the third quarter of 1993. The third quarter of 1993 included income of $2,857,000 from discontinued operations. Pretax income from continuing operations was $2,108,000 for the third quarter of 1994 compared to pretax income of $2,085,000 for the third quarter of 1993.

During the third quarter of 1994, the Company's operating income from its supermarket operations was $1,353,000 compared to operating income of $1,436,000 during the third quarter of 1993. Sales from the Company's 12 supermarkets in the greater Los Angeles area were $59,702,000 in the third quarter of 1994, an increase of 3.8% from the third quarter of 1993, when sales were $57,501,000. The Company is currently planning to open a Gelson's Market in Calabasas, California in the third quarter of 1995 and continues to look for additional store locations.

The Company's gross profit from supermarket operations as a percentage of sales was 39.2% in the third quarter of 1994 compared to 39.4% in the same period of 1993.

Delivery, selling, general and administrative ("DSG&A") expenses for supermarket operations as a percentage of sales were 36.9% in both the third quarter of 1994 and the third quarter of 1993.

The swimming pool chemical processing and distribution operations, conducted by GPS, was sold on May 27, 1994 and, therefore, the third quarter of 1994 does not reflect any operating results. In the third quarter of 1993, GPS posted pretax operating income of $462,000 on sales of $4,218,000.

The Company's interest and dividend income was $781,000 in the third quarter of 1994 compared to $241,000 for the same period in 1993. This increase in interest income was the result of an increased level of short-term investments and marketable securities and an increase in earnings rates on investments.

In the third quarter of 1994, the market value of the Company's holdings in marketable securities increased. The Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which became effective for fiscal years beginning after December 15, 1993, requires that unrealized holding gains and losses for certain marketable securities shall be included in the determination of net income. As a result, net unrealized gains of $164,000 related to marketable securities were recognized in the third quarter of 1994.

YEAR-TO-DATE ANALYSIS

During the first nine months of 1994, the Company had net income of $3,468,000 compared to net income of $6,747,000 for the first nine months of 1993. Net income in 1993 included $3,859,000 from discontinued operations. Pretax income from continuing operations was $5,806,000 for the first nine months of 1994 compared to pretax income of $4,861,000 for the same period of 1993.

During the first nine months of 1994, the Company's operating income from its supermarket operations was $5,999,000 compared to operating income of $4,518,000 during the first nine months of 1993. Sales from the Company's 12 supermarkets in the greater Los Angeles area were $179,866,000 in the first nine months of 1994, an increase of 3.7% from the first nine months of 1993, when sales were $173,410,000.

The Company's gross profit from supermarket operations as a percentage of sales was 38.9% in the first nine months of 1994 compared to 38.5% in the same period of 1993. Union wage and benefit cost increases was one of the factors which contributed to an overall increase in product pricing.

Delivery, selling, general and administrative ("DSG&A") expenses for supermarket operations as a percentage of supermarket sales were 35.6% in the first nine months of 1994, compared to 35.9% in the same period of 1993. In 1994, the Company recognized contractual credits against health and welfare payments due the retail clerks and meat cutters unions of approximately $2,500,000. No such credits were recognized in the first nine months of 1993. The decrease in DSG&A due to the health and welfare credits is partially offset by a charge to operations of $1,300,000 in the first quarter of 1994 to cover the estimated uninsured portion of losses related to the January 17, 1994 earthquake centered in Northridge, California.

The swimming pool chemical processing and distribution operations, conducted by GPS, posted an operating loss of $187,000 on sales of $4,612,000 prior to the sale of GPS on May 27, 1994. A pretax gain of $93,000 on the sale of GPS stock is recorded as other income. This compares to a thirty-nine week operating income of $468,000 on sales of $10,439,000 in the first nine months of 1993.

The Company's interest and dividend income was $2,342,000 in the first nine months of 1994 compared to $709,000 for the same period in 1993. This increase in interest income was the result of an increased level of short-term investments and marketable securities and an increase in earnings rates on investments.

In the first nine months of 1994, the market value of the Company's holdings in marketable securities declined. Pursuant to SFAS 115, net unrealized losses of $1,140,000 related to marketable securities were recognized in the first nine months of 1994.


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

In September 1994, the Company used approximately $14,829,000 to purchase 285,172 shares of its Class A Common Stock pursuant to a self tender offer.

There have been no significant changes in the Company's capital expenditures plan and no material changes in the utilization of the Company's lines of credit.

                           PART II.  OTHER INFORMATION



ITEMS 1. THROUGH 5.

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 27 Financial Date Schedules

(b)  Reports on Form 8-K:

     None







                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ARDEN GROUP, INC.
                                   -----------------------------------------
                                                 Registrant



Date      November 15, 1994                    ERNEST T. KLINGER
     -------------------------     -----------------------------------------
                                             Ernest T. Klinger
                                   Vice President Finance and Administration
                                        and Chief Financial Officer
                                           (Authorized Signatory)