Form 10-K405
ARDEN GROUP INC
filed 1995-03-31
CIK 225051

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549
                               FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended  December 31, 1994
                                  OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from  __________  to  ___________
                    Commission file number  0-9904

                            ARDEN GROUP, INC.
        (Exact name of registrant as specified in its charter)

               Delaware                                95-3163136
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

2020 South Central Avenue, Compton, California            90220
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (310) 638-2842

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered
         None                                          None

Securities registered pursuant to Section 12(g) of the Act:
                         Class A Common Stock
                           (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes /X/    No / /

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on March 10, 1995 was:
                   Class A Common Stock  $35,099,007

The number of shares outstanding of the registrant's classes of common stock as of March 10, 1995 was:
                    970,866 of Class A Common Stock
                    343,246 of Class B Common Stock

This report, including the Exhibits, contains a total of 52 pages. An index to the Exhibits appears on pages 49 and 50, inclusive.

                             PART I


ITEM 1. BUSINESS;

ITEM 2. PROPERTIES; AND

ITEM 3. LEGAL PROCEEDINGS

GENERAL

The Registrant, Arden Group, Inc. (sometimes hereinafter referred to as the "Company"), is a holding company with certain real estate holdings and with other operations through its wholly-owned subsidiary, Arden-Mayfair, Inc. ("Arden-Mayfair"). Arden-Mayfair's wholly-owned subsidiary, Gelson's Markets ("Gelson's"), operates supermarkets in the greater Los Angeles, California area. Another wholly-owned subsidiary of Arden-Mayfair, AMG Holdings, Inc. ("AMG Holdings"), formerly known as Telautograph Corporation ("Telautograph"), was engaged primarily in the distribution and servicing in the United States and Canada of facsimile and other communication equipment, and the sale of parts and consumables related thereto. On September 17, 1993, AMG Holdings sold its communication equipment business and substantially all of the operating assets and certain of the liabilities of such business. See "Disposition of Assets of Discontinued Operations" below and Note 15 of Notes to Financial Statements. AMG Holdings' wholly-owned subsidiary, GPS Pool Supply, Inc. ("GPS"), which processes and distributes chemicals and equipment and supplies for the maintenance of swimming pools, was sold on May 27, 1994. See Note 16 of Notes to Financial Statements.

Arden Group is headquartered at 2020 South Central Avenue, Compton, California 90220 and its telephone number is (310) 638-2842.

BUSINESS AND PROPERTIES OF ARDEN-MAYFAIR AND GELSON'S

MARKET OPERATIONS

Gelson's operates 12 supermarkets in the greater Los Angeles, California area; eight under the name "Gelson's" and four under the name "Mayfair." Gelson's and Mayfair are self-service cash-and-carry markets and offer a broad selection of local and national brands as well as a number of private label items. Gelson's is an upscale supermarket chain targeted at both the discriminating and trend-conscious customer, while the Mayfair markets offer a more traditional selection of goods. The Company believes that all of the Gelson's and Mayfair stores are distinguished by their superior customer service and merchandise presentation, selection and quality.

The first Gelson's store was opened in Burbank, California in 1946. Gelson's was incorporated in California in 1959 and in 1965, Gelson's, which then consisted of three stores, was acquired by Arden-Mayfair. Arden-Mayfair became a wholly-owned subsidiary of the Company in a corporate restructuring completed in December 1978.

The Mayfair markets were acquired in 1929 by Arden Farms, a dairy operation founded in 1925. In 1964 and 1965 Arden Farms underwent a corporate restructuring, and the name of the surviving corporation was changed to Arden-Mayfair, Inc. By the mid-1970's, Arden-Mayfair owned or leased 190 grocery stores located in five states. In the late 1970's and the 1980's, Arden-Mayfair undertook a strategic review of its supermarket operations and began divesting and closing stores, particularly those located outside of the Southern California region.
Although the last phase of this plan of divestiture was completed with the closing or sale of six Mayfair markets in 1988, two in 1989 and one in 1992, the Company continues to evaluate each store's operation and financial contribution.

All of the stores currently operated by Gelson's are located in the greater Los Angeles, California area. Management practices and operating philosophies at the remaining Mayfair markets have been shifted towards the Gelson's approach. Two new market locations are planned, one of which is subject to the developer fulfilling certain conditions.

STORE FORMATS AND BUSINESS STRATEGY

Gelson's business strategy is to offer a comfortable shopping experience which is superior to its competitors in terms of customer service and merchandise selection and presentation. The goal of this strategy is to continue to develop and maintain Gelson's loyal and committed base of customers. Central elements of this strategy are as follows:

MERCHANDISE. The merchandise offerings in the Gelson's and Mayfair markets are tailored in response to each store's customer profile, while seeking economic efficiencies through centralized purchasing, marketing and accounting operations. Gelson's stores, which range in size from approximately 29,000 to approximately 37,000 square feet, typically carry a wide range of items, including all of the traditional grocery categories such as produce, dry groceries, meats, dairy, wine and liquor, and health and beauty aids. Gelson's perishables are premium products, which are rigorously maintained and culled as appropriate to assure quality and freshness. Gelson's merchandising emphasizes items such as imported foods and unusual delicatessen items, and service departments such as seafood, delicatessens, sit-down coffee areas and bakeries. Some Gelson's stores include additional service departments such as flower departments, coffee bars and outside seating areas. The two new stores are planning on offering banking and pharmacy services.

Mayfair stores which, on average, are smaller than Gelson's stores (approximately 18,000 to approximately 26,000 square feet), offer a merchandise selection which is somewhat narrower than at Gelson's. Produce and other perishables are purchased along with Gelson's and therefore are of high quality.

SERVICE. Gelson's emphasizes customer service by operating a variety of departments offering personal service including seafood, delicatessen and bakery departments. Stores are staffed so that even at peak times customer waiting in checkout lines is minimized. In addition to checkers, there are personnel dedicated full-time to bagging and carryout. All employees are encouraged to know customers by name, develop a personal rapport with them and assist them whenever possible. Both Gelson's and Mayfair stores offer their own credit cards to qualified customers as well as allowing customers the option of paying for their purchases with bank credit and debit cards. Stores are typically open as few as 12 hours to as many as 18 hours per day, with hours of operation determined by local code or lease provisions, or as appropriate for the business characteristics of a specific area.

PRESENTATION. Both Gelson's and Mayfair stores are maintained in accordance with extremely high standards. Personnel continuously fill and face shelves. Produce and other perishables are aggressively culled to maintain appearance.

PRICING. The pricing strategy at both Gelson's and Mayfair is to be competitive within their market niches on most products, ranging from the more traditional or commodity in nature to the more exotic, specialty or high-end items.

EXPANSION AND STORE DEVELOPMENT. Management regularly evaluates the feasibility of opening new stores and remodeling existing stores in order to maximize their appeal to consumers and their profit potential. Total capital expenditures for market operations in 1994, including the purchase of two existing Mayfair Market locations, was $6,382,000. This amount also includes remodeling costs, new equipment and leasehold improvements.

ADVERTISING AND PROMOTION. Gelson's advertises only on a limited basis in newspapers and on radio. Direct advertising is limited (primarily newsletters and direct mail) and is typically "event" rather than "price" oriented; emphasizing, for example, special holiday selections, specialty items and services.

COMPETITION

The retail grocery business is very competitive nationwide. It is especially intense in the greater Los Angeles area. Competition in the supermarket business is based primarily upon price, merchandise quality, service and location. The number of stores, market share and availability of capital are also important competitive factors. Gelson's is in direct competition with numerous local outlets of regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson's), independent grocery stores, convenience stores, specialty and gourmet markets and food departments in mass merchandise stores. Competition also exists from many other types of retailers with respect to particular products. Gelson's and Mayfair competes primarily by offering a combination of high-quality products and superior customer service. The Company also believes that Gelson's prime store locations and long-standing reputation add to its competitive strength.

SEASONALITY

Gelson's business is somewhat seasonal, with sales tending to increase during the last quarter of the year because of the holiday season.

SUPPORT AND OTHER SERVICES

Each Gelson's and Mayfair store has on-site stockroom capacity, however, the amount of which varies for each store. In addition, Gelson's operates an 89,000 square foot warehouse in the City of Commerce, California, which distributes fresh fruits and vegetables, liquor, and a limited number of grocery, meat and delicatessen items to both Gelson's and Mayfair stores.

The bulk of all merchandise purchasing is accomplished through Gelson's office in Encino, California. Approximately one third of the purchases are executed through the central warehouse;

the remainder are delivered directly to the stores from manufacturers or wholesalers. The central purchasing and distribution operations are conducted based on electronic in-store ordering systems. Stores place orders for merchandise an average of five times per week, with perishable goods ordered daily.

The largest supplier for the Gelson's and Mayfair stores is Certified Grocers, a cooperative wholesaler which has been a supplier for over twenty years and which accounted for approximately 22% of Gelson's purchases in 1994. No other supplier accounts for a material percentage of Gelson's purchases. The Company believes that the impact of a loss of Certified Grocers as a supplier for Gelson's likely would be minimized by a combination of events, which could include: (i) purchasing for direct store delivery certain items currently purchased through Gelson's warehouse, thereby freeing warehouse capacity to allow new items to be purchased through that warehouse, and (ii) purchasing certain products through other wholesalers in the area. However, such a loss could have a short term adverse effect on the performance of Gelson's.

EMPLOYEES

Gelson's has approximately 945 full-time and 615 part-time employees. Most store level, warehouse and distribution employees of Gelson's are covered by industry collective bargaining agreements that require union membership and establish rates of pay, hours of work, working conditions and procedures for the orderly settlement of disputes. In general, these agreements have been negotiated on an area-wide and industry-wide basis. The Company believes that employee relations are good.

In addition, Arden-Mayfair has approximately 65 full-time employees at its executive and headquarters offices of which approximately 61 are in administration and four are in executive officer positions.

GOVERNMENTAL REGULATION

Gelson's is subject to regulation by a variety of governmental agencies, including the U.S. Food and Drug Administration, the California Department of Alcoholic Beverage Control, and state and local health departments. The Company believes that Gelson's and Mayfair store operations materially comply with all federal, state and local health, environmental and other laws and regulations. Although the Company cannot predict the effect of future laws or regulations on the operations of Gelson's, expenditures for continued compliance with current laws are not expected to have a material effect on capital expenditures, earnings or Gelson's competitive position.

LEGAL PROCEEDINGS

The Company and certain of its subsidiaries are involved in a number of pending legal and/or administrative proceedings. Such proceedings are not expected individually or in the aggregate to have a material adverse effect upon either the Company's consolidated financial position or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, the Company is involved in arbitration proceedings related to the sale of its communication equipment business in fiscal 1993. See "Disposition of Assets of Discontinued Operations" (Note 15 of Notes to Financial Statements).

PROPERTIES

The Company currently owns three and leases nine of its supermarkets. Also leased is the warehouse and distribution facility which services its markets. Supermarkets are leased for terms which may include options of up to 40 years under leases which generally stipulate a minimum rental against a percentage of gross sales. The average term remaining on the supermarket leases, including renewal options, is approximately 21 years.
The 12 markets range in size from approximately 18,000 to approximately 37,000 square feet. Gelson's warehouse and distribution facility in the City of Commerce, California, consists of approximately 89,000 square feet. The term of the lease for this facility, including renewal options, expires on September 30, 1995 (recently extended to September 30, 2005).

In November 1993, the Company purchased a neighborhood shopping center in Calabasas, California and plans, in 1995, to develop a new neighborhood shopping center on the site which will include a Gelson's store. In March 1994, the Company purchased the real estate occupied by two of its Mayfair stores. The Company has also signed a long-term lease to open a new Gelson's market subject to the developer fulfilling certain conditions.

The Company also owns its 30,000 square foot corporate headquarters office building in Compton, California. In addition, AMG Holdings leases a 64,000 square foot building in Los Angeles consisting of office and warehouse space, which is currently vacant. The lease on this property expires in 2012, including renewal options. The Company intends to sublease the property.

BUSINESS OF GPS

The stock of GPS, a wholly-owned subsidiary of AMG Holdings, was sold to Pioneer Chlor Alkali Investments, Inc. ("Pioneer") for $3,515,000 on May 27, 1994, a substantial portion of which was represented by a promissory note of Pioneer. The promissory note was paid in full in March 1995. The Company recognized a pretax gain on the sale of GPS, net of related expenses, of $9,000. GPS processes, manufactures and distributes chemicals, primarily chlorine and acid, manufactures and distributes equipment and supplies for the maintenance of swimming pools and distributes related chemical products to the industrial market. Revenues generated by GPS constituted 1.9% and 4.3% of the Company's total revenue in 1994 and 1993, respectively.

DISPOSITION OF ASSETS OF DISCONTINUED OPERATIONS

Pursuant to an Asset Purchase Agreement dated September 1, 1993 (the "Asset Purchase Agreement"), by and among Telautograph, the Company and Danka Industries, Inc. (the "Purchaser") and Danka Business Systems PLC ("Danka"), on September 17, 1993 Telautograph (now known as AMG Holdings) sold its communication equipment business and substantially all the operating assets and certain liabilities of such business to the Purchaser, a wholly-owned indirect subsidiary of Danka, for a cash purchase price of approximately $45,780,000 (which includes $1,000,000 received for a covenant not-to-compete), subject to certain post-closing adjustments. In fiscal 1993, AMG Holdings booked a gain related to the sale of approximately $620,000, net of income taxes of $424,000.

The purchase price and the gain are subject to adjustment after resolution of disputes which have arisen between AMG Holdings and Purchaser concerning the assets and liabilities transferred to the Purchaser. As a result of an arbitration hearing, in April 1994 the Company was awarded $1,750,000 for parts inventory which was purchased by Purchaser as part of the sale of the Company's communication equipment business in 1993. The valuation of such inventory on the balance sheet at the date of sale had been in dispute. No amount with respect to this inventory had been included in the 1993 gain from the sale of such business. Expenses related to the arbitration have not exceeded and will be netted against the award. Additionally, there is a second arbitration with regard to certain items on the closing balance sheet of the communication equipment business which are being disputed. The Company does not believe adjustments resulting from the second arbitration, if any, will have a material adverse impact on its financial position. However, due to the uncertainty of the outcome of this arbitration, no income or expenses related to the first arbitration award and no expenses related to the second arbitration have been recognized in the 1994 statement of operations of the Company.

Excluded from the assets sold by Telautograph to the Purchaser were, among other items, all the capital stock of GPS, cash and cash equivalents, investments in the Class A Common Stock of the Company, the real property lease at 8700 Bellanca, Los Angeles, California and intercompany accounts.

The results of operations for the communication equipment business of AMG Holdings has been presented separately as discontinued operations.

                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

(a) The Company's Class A Common Stock is traded over-the-counter in the NASDAQ National Market System. During the past two years, the range of high and low sales prices (not including markups, markdowns or commissions) for each quarterly period was, according to NASDAQ, the following:

                            1994              1993
                            ----              ----
                        High     Low      High    Low
                        ----     ---      ----    ---
     1st Quarter        54        44      36      27
     2nd Quarter        51        38      44      33
     3rd Quarter        55        32      49      39
     4th Quarter        54-1/2    44      56      47

     There is no established public trading market for the Company's Class B Common Stock, which is subject to various restrictions on transfer.

(b) As of December 31, 1994, there were 1,839 holders of record of the Company's Class A Common Stock, with aggregate holdings of 970,866 shares of Class A Common Stock. This does not include 339,300 shares of the Company's Class A Common Stock which are owned by AMG Holdings. As of the same date, there were 13 holders of record of the Company's Class B Common Stock, with aggregate holdings of 343,246 shares of Class B Common Stock.

(c) No dividends have been paid on either Class A Common Stock or Class B Common Stock during the past three years. Cash or property dividends on Class B Common Stock are restricted to an amount equal to 90% of any dividend paid on Class A Common Stock.

ITEM 6. SELECTED FINANCIAL DATA OF ARDEN GROUP, INC.
        (in thousands, except per share data and other data)

                                                                     Fifty-Three
                                               Fifty-Two Weeks          Weeks        Fifty-Two Weeks
                                           -----------------------   ----------  ----------------------
                                              1994        1993         1992         1991         1990
                                           --------     --------     --------     --------     --------
OPERATIONS:
Sales                                      $246,199     $246,912     $250,367     $250,643     $252,273
                                           --------     --------     --------     --------     --------
Gross profit                                 95,021       94,150       93,794       94,105       92,535
                                           --------     --------     --------     --------     --------
Operating income                              8,305        6,411        7,783        4,238        9,077
Other income (expense)                         (183)          50         (573)      (2,275)       1,222
Income tax expense                           (3,273)      (2,623)      (2,936)        (788)      (4,205)
                                           --------     --------     --------     --------     --------
Income from continuing operations,
 net of income taxes                          4,849        3,838        4,274        1,175        6,094
Income (loss) from discontinued
 operations, net of income taxes                           2,836          615       (1,409)       5,449
                                           --------     --------     --------     --------     --------
Income (loss) before extraordinary item       4,849        6,674        4,889         (234)      11,543
Extraordinary item, net of income taxes                                  (406)
                                           --------     --------     --------     --------     --------
Net Income (loss)                          $  4,849     $  6,674     $  4,483     $   (234)    $ 11,543
                                           --------     --------     --------     --------     --------
                                           --------     --------     --------     --------     --------
Depreciation on continuing operations      $  3,576     $  4,110     $  4,076     $  4,067     $  4,310
Number of supermarkets at year-end               12           12           12           13           13

FINANCIAL POSITION:
Total assets                               $ 91,322     $112,471     $107,226     $126,670     $126,761
Working capital                            $ 36,506     $ 51,549     $ 20,589     $ 14,182     $ 27,294
Long term debt                             $  6,465     $  7,654     $ 13,161     $ 14,607     $ 33,840
Stockholders' equity                       $ 57,836     $ 67,535     $ 60,873     $ 57,402     $ 56,834
Capital expenditures                       $  6,948     $  6,406     $  2,449     $  4,551     $  3,387
Cash dividends paid:
 Preferred stock                               None         None         None         None     $    311
 Common stock                                  None         None         None         None         None

PER SHARE DATA:
 Income from continuing operations         $   3.18     $   2.38     $   2.65     $    .73     $   3.62
 Income (loss) from discontinued operations                 1.76          .38         (.88)        3.41
                                           --------     --------     --------     --------     --------
 Income (loss) before extraordinary item       3.18         4.14         3.03         (.15)        7.03
 Extraordinary item                                                     ( .25)
                                           --------     --------     --------     --------     --------
 Net Income (loss)                         $   3.18     $   4.14    $    2.78     $   (.15)   $    7.03
                                           --------     --------     --------     --------     --------
                                           --------     --------     --------     --------     --------
 Cash dividends paid:
   Preferred stock                             None         None         None         None    $    2.35
                                           --------     --------     --------     --------     --------
   Common stock                                None         None         None         None         None
                                           --------     --------     --------     --------     --------
Weighted average shares outstanding       1,527,128    1,612,724    1,612,724    1,612,724    1,597,685
                                          ---------    ---------    ---------    ---------    ---------
                                          ---------    ---------    ---------    ---------    ---------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

During 1993, the Company sold its communication equipment
business.  See Note 15 of Notes to Financial Statements for a
discussion of the disposition of assets of discontinued
operations.   The following Management's Discussion and Analysis
of Financial Condition and Results of Operations is a discussion of the continuing operations of the Company.

RESULTS OF OPERATIONS

1994 COMPARED TO 1993

During 1994, the Company had net income from continuing operations net of income taxes of $4,849,000 compared to $3,838,000 during 1993. Pretax income from continuing operations was $8,122,000 for 1994 compared to $6,461,000 for 1993.

During 1994, the Company's operating income from its market operations was $8,492,000 compared to $6,243,000 during 1993 representing an increase of approximately 36%. Sales from the Company's 12 supermarkets were $241,587,000 in 1994, an increase of 3.2% from 1993 when sales were $234,209,000. Many supermarket chains operating in Southern California have reported same store sales decreases in 1994 compared to 1993 due to the continuing recession, low levels of inflation and increased competition.

The Company operates supermarkets in the greater Los Angeles area and periodically reviews the operations and contribution of each store as part of the continuing business. The Company is continually searching for additional store locations and is in varying stages of discussions on various new locations. In November 1993, the Company purchased a neighborhood shopping center in Calabasas, California and plans, in 1995, to develop a new neighborhood shopping center on the site which will include a Gelson's market. The Company has also signed a long-term lease to open a new Gelson's market subject to the developer fulfilling certain conditions.

The Company's gross profit from market operations as a percentage of sales was 38.9% in 1994 compared to 38.7% in 1993. Union wage and benefit cost increases was one of the considerations which resulted in the Company increasing its product pricing in 1994 and which also contributed to the increase in operating income.

Delivery, selling, general and administrative ("DSG&A") expenses for the market operations were $85,451,000 in 1994 compared to $84,380,000 in 1993. Expenses as a percentage of sales were 35.4% in 1994 compared to 36.0% in 1993. As a result of negotiations for new collective bargaining agreements completed in 1993 covering retail clerks and meat cutters, Gelson's recognized $2,500,000 and $724,000 in credits in 1994 and 1993, respectively, against health and welfare payments otherwise payable. A charge to operations of $1,300,000 in the first quarter of 1994 for the estimated uninsured portion of losses related to the January 17 earthquake centered in Northridge, California was offset in the fourth quarter of 1994 with the recognition of anticipated earthquake cost recoveries of $1,300,000. Additional recoveries have been claimed and may be realized in 1995. The Company's claim for earthquake damage is being reviewed by the insurer, however, the exact amount of any recoveries is uncertain at this time. In 1994 the Company recognized charges of $1,080,000 to terminate a vacant store lease and to reserve for the remaining lease costs of two vacant stores located in Arizona. Improved claims history resulted in lower workers' compensation expense in 1994 compared to 1993.

The swimming pool chemical processing and distribution operations, conducted by GPS, posted an operating loss of $187,000 on sales of $4,612,000 prior to the sale of GPS on May 27, 1994. A pretax gain of $9,000 on the sale of GPS stock is recorded as other income and is net of a $144,000 charge to remediate soil contamination at GPS's facility in the City of Industry. This compares to 1993 operating income of $168,000 on sales of $12,703,000.

The Company's interest and dividend income was $3,050,000 in 1994 compared to $1,404,000 for the same period in 1993. This increase in interest income was the result of an increased level of short-term investments and marketable securities and an increase in earnings rates on investments.

Interest expense for the Company was $946,000 in 1994 compared to $1,486,000 for 1993. In 1994, the Company retired approximately
$5,310,000 in mortgage debt and reduced capital lease and fixture financing debt by approximately $1,710,000.

In 1994, the market value of the Company's holdings in marketable securities declined. Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", net unrealized losses of $1,786,000 related to marketable securities were reflected in earnings. Net realized losses on the sale of securities were $663,000 in 1994. No realized or unrealized losses on marketable securities occurred in 1993.

For an analysis of the Company's provision for income taxes, see
Note 10 of Notes to Financial Statements. The adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", in 1993 did not have a material effect on either the Company's results of operations or financial position.

Net income per share is based on the weighted average number of common shares outstanding during the period. Due to the purchase of Class A shares in 1994 the weighted average number of shares will be reduced in the future resulting in an increase in earnings per share.

1993 COMPARED TO 1992

During 1993, the Company had income from continuing operations of $3,838,000 compared to $3,868,000 during 1992. Pretax income from continuing operations was $6,461,000 compared to pretax income of $6,527,000 for 1992.

During 1993, the Company's operating income from its market operations was $6,243,000 compared to $7,316,000 during 1992. Sales during the 52 week period of 1993 were $234,209,000, a decrease of 1.0% from the 53 week period of 1992 when sales were $236,597,000. In May 1992, the Company sold its Mayfair market located in Malibu, California. On a comparable 52 week basis, same store sales increased 1.9% in 1993 compared to 1992. Many supermarket chains operating in Southern California have reported significant same store sales decreases in 1993 compared to 1992 due to the continuing recession, low levels of inflation and increased competition.

The Company's gross profit from market operations as a percentage of sales was 38.7% in 1993 compared to 38.1% in 1992. Union wage and benefit cost increases was one of the considerations which resulted in an overall increase in product pricing in 1993.

Delivery, selling, general and administrative ("DSG&A") expenses for the market operations were $84,380,000 in 1993 compared to $82,754,000 in 1992. Expenses as a percentage of sales were 36.0% in 1993 compared to 35.0% in 1992. A claim by a union pension plan trustee to satisfy an alleged withdrawal liability associated with Arizona was settled for a lower amount than accrued in 1991 resulting in an expense adjustment reducing DSG&A expense in 1992 by $657,000. Additionally, a pretax gain of $500,000 in 1992 on the sale of the Malibu store fixtures and leasehold interest reduced 1992 DSG&A expense. Increased workers' compensation and general liability insurance expense, union pension costs and bank credit card service fees in 1993 was partially offset by a reduction in union health and welfare expense. As a result of negotiations for new collective bargaining agreements completed in 1993 covering retail clerks and meat cutters, Gelson's took $724,000 in credits against health and welfare payments otherwise payable in 1993.

The swimming pool chemical processing and distribution operations, conducted by GPS, posted operating income of $168,000 in 1993 compared to an operating income of $467,000 for 1992. GPS's sales during the 52 week period of 1993 were $12,703,000, down 7.8% from $13,771,000 in the 53 week period of 1992. On a comparative 52 week basis, sales decreased 6.9% in 1993 compared to 1992. The sales decrease is due, in part, to an increased competitive environment in 1993 compared to 1992. Also, Southern California experienced a cooler spring and summer in 1993 compared to 1992. The pool supply business is strongly affected by seasonal factors, with most sales generated during the spring and summer months.

GPS's gross profit as a percentage of sales was 27.8% for 1993 compared to 27.0% for 1992 due to productivity improvements in its processing operations and lower costs on raw materials used in producing liquid chlorine.

DSG&A expense for GPS was $3,359,000 for 1993, compared to $3,257,000 for 1992. Higher administrative expenses were partially offset by lower warehousing and selling expenses.

Interest and dividend income for the Company was $1,404,000 in 1993 compared to $879,000 for 1992. The increase in interest income was the result of an increased level of short-term investments and marketable securities due to the sale of the Company's communication equipment business, offset partially by a decline in interest rates in 1993 compared to 1992.

Interest expense for the Company was $1,486,000 in 1993 compared to $1,541,000 for 1992. On March 1, 1992 the Company used cash-on-hand to redeem, at face value, all of its 13% Debentures due September 1, 1997. Interest expense relating to the 13% Debentures was $400,000 in 1992. The debenture redemption resulted in an extraordinary loss due to the write-off of the remaining debt discount of $683,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has an ongoing program to remodel existing supermarket locations and to add new locations, although it has not opened a new store since 1989. In November 1993, the Company purchased a neighborhood shopping center in Calabasas, California and plans, in 1995, to build a new shopping center on the site which will include a Gelson's market. At December 31, 1994, store capital expenditure commitments, including the costs of developing the Calabasas center and fixture costs of the new Calabasas Gelson's store, are approximately $9,000,000, with additional projects anticipated for commencement during 1995.

The Company and its subsidiaries are subject to a myriad of environmental laws and regulations regarding air, water and land use, and the use, storage and disposal of hazardous materials. The Company believes it substantially complies, and has in the past substantially complied, with federal, state, and local environmental laws and regulations. However, three claims have been made against the Company in connection with real properties previously owned or leased by the Company or a subsidiary thereof by the current owner of such properties. In each such instance, the Company has been asked to pay for a portion of the cost of remediation of hazardous substances allegedly existing on such properties. The Company cannot at this time estimate the expenses it ultimately may incur in connection with these claims, however, it believes such expenses will not be of a material amount. Although unexpected violations may occur in the future and although the Company cannot predict the effect of future laws or regulations on the Company's operations, expenditures for continued compliance with current laws are not expected to have a material impact on its capital expenditures, earnings or competitive position.

The Company has a revolving loan agreement with a bank totaling $9,000,000, and a revolving line of credit with another bank in the amount of $3,000,000, none of which had been utilized as of December 31, 1994. The Company's current cash position including marketable securities, the lines of credit and net cash provided by operating activities (approximately $9,000,000 for 1994) are the primary resources of funds available to maintain the Company's current liquidity requirements. See Note 7 of Notes to Financial Statements for a description of the Company's credit lines.

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

In September 1994, the Company used approximately $14,829,000 to purchase 285,172 shares of its Class A Common Stock. In the fourth quarter, the Company purchased an additional 13,437 shares for approximately $659,000.

The Company's total liabilities to equity ratio improved to .58 at December 31, 1994 compared to .66 at January 1, 1994.  The
Company's current ratio was 2.53 at December 31, 1994 and  2.61 at January 1, 1994.

The Company's cash position, including marketable securities, at the end of 1994 was $38,941,000 as compared to $62,564,000 at the end of 1993. Cash not required for the immediate needs of the Company has been temporarily invested in high-grade marketable securities. See Note 1 of Notes to Financial Statements. The Company is actively investigating opportunities for the use of these funds, including the expansion of its supermarket operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements, Supporting
Schedules and Supplemental Data.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Identification of Directors

     Below is set forth certain information about each of the directors of the Company as of March 10, 1995. Certain of this information has been supplied by the persons shown.

                            Principal Occupation (1)       Director     Term
      Name            Age   and Other Directorships         Since      Expires
      ----            ---  -------------------------       --------    -------
Bernard Briskin       70   Chairman of the Board             1970        1995
                           of Directors, President
                           and Chief Executive
                           Officer of the Company
                           and Arden-Mayfair,
                           Inc., a subsidiary of
                           the Company, and
                           Chairman of the Board
                           of AMG Holdings, Inc.
                           and Gelson's Markets,
                           both subsidiaries of
                           Arden-Mayfair.

Robert A. Davidow     52   Director of WHX                  1993        1996
                           Corporation since
                           January 1991;
                           private investor;
                           Senior Vice President
                           and Director of
                           Research of the High
                           Yield and Convertible
                           Bond Department of
                           Drexel, Burnham,
                           Lambert, Incorporated
                           from January 1980
                           through January 1990.

Stuart A. Krieger     77   Business Consultant.            1978        1997
                           Director of American
                           Rocket Co.

Daniel Lembark        70   Financial consultant            1978        1995
                           and Certified Public
                           Accountant.

Curtis H. Palmer      86   Director of the Company         1974        1995
                           and Chairman Emeritus.
                           Chairman of the Board
                           of the Company from
                           1976 to June 1994.

Frederick A. Schnell  84   President (retired),            1975        1996
                           Western Operations, The
                           Prudential Insurance
                           Company of America.

Ben Winters           74   Business Consultant.            1978        1997

(1)  Unless   otherwise   indicated,  principal   occupation   or
     occupations shown have been such for a period of at least five years in the aggregate.

(2) Date shown for term of service indicates commencement of service as a director of the Company or Arden-Mayfair.

(b)  Identification of Executive Officers

     Below is set forth certain information about each of the executive officers of the Company as of March 10, 1995:

         Name            Age                Position(s)
         ----            ---                -----------
    Bernard Briskin      70      Chairman of the Board of Directors,
                                 President and Chief Executive
                                 Officer of the Company and Arden-
                                 Mayfair, and Chairman of the Board
                                 of AMG Holdings and Gelson's
                                 Markets.
    Milton H. Barker     77      Vice President of the Company and
                                 Arden-Mayfair.
    Ernest T. Klinger    59      Vice President Finance and
                                 Administration and Chief Financial
                                 Officer of the Company and Arden-
                                 Mayfair, and Secretary/Treasurer of
                                 AMG Holdings and Gelson's Markets.
   Curtis H. Palmer      86      Director of the Company and Chairman
                                 Emeritus.

Mr. Briskin served as Chairman of the Executive Committee of the Board of Directors of Arden-Mayfair until August 1978, when he was elected President and Chief Executive Officer of Arden-Mayfair. In November 1978, Mr. Briskin was elected President and Chief Executive Officer of the Company and in June 1994 he was elected Chairman of the Board of the Company. Mr. Briskin serves as Chairman of the Board, President and Chief Executive Officer of the Company and Arden-Mayfair, and Chairman of the Board and Chief Executive Officer of AMG Holdings and Gelson's Markets, pursuant to an employment agreement which expires on January 1, 2001, although the term will be automatically extended for successive one year periods unless certain termination notices are given by either Mr. Briskin or the employers. See "Item 11. Executive Compensation".

Mr. Barker has been associated with Arden-Mayfair and the Company in various legal and executive capacities for over 50 years.

Mr. Klinger has been Vice President Finance and Administration and Chief Financial Officer of the Company since October 1986. Between January 1983 and September 1986 he held the position of Vice President Finance and Treasurer and Chief Financial Officer of the Company. In 1989, he was appointed Secretary/Treasurer of Gelson's Markets and in 1993 was appointed Secretary/Treasurer of AMG Holdings, Inc.

Mr. Palmer was Chairman of the Board of the Company from 1976  to
June  1994 at which time he became Chairman Emeritus.   Prior  to
1976  he was a principal executive officer and a director of City
National Bank.

Except for Mr. Briskin, who has an employment agreement, all officers serve at the pleasure of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

     General

     The following table sets forth the total annual and long-term compensation paid or accrued by the Company and its subsidiaries in connection with all businesses of the
     Company and its subsidiaries to or for the account of the Chief Executive Officer of the Company and each other executive officer of the Company whose total annual salary and bonus for the fiscal year ended December 31, 1994 exceeded in the aggregate $100,000.

                                                                         Long Term Compensation
                                                                   ----------------------------------
                             Annual Compensation                             Awards                    Payouts
                    -------------------------------------------    ---------------------------   --------------------
                                                                                   Securities-
                                                                   Restricted      Underlying               All Other
Name and                                                Other      Stock Award      Options/       LTIP      Compen-
Principal                                            Compensation      (s)            SARS        Payouts    sation
Position            Year   Salary ($)   Bonus ($)       ($)           (4)           (#)(4)         (4)      ($)(6)
---------           ----   ----------   ---------   ------------  -----------     ------------   -------   ---------
Bernard Briskin,    1994   440,000        273,068       41,791(3)                                            3,000(5)
Chief Executive     1993   350,000      2,248,019(2)   994,609(3)                                             -0-
Officer             1992   350,000        193,804       43,611(3)                                             -0-


Ernest T. Klinger,  1994   190,000(1)       -0-           (7)                                                3,000(5)
CFO, VP Finance     1993   190,000(1)       -0-           (7)                                                9,450(5)
and Administration  1992   193,654(1)       -0-           (7)                                                 -0-

(1) Salary covers compensation for 52 weeks in both 1994 and 1993 and 53 weeks in 1992.

(2)  Includes  a  one  time  bonus to Mr. Briskin  of  $1,911,827 related to the sale of the Company's communication equipment business.

(3) Includes for fiscal 1993 a payment of $941,676 to Mr. Briskin under a deferred compensation arrangement. Also includes payments to Mr. Briskin of $30,242, $42,085 and $34,035 for fiscal years 1994, 1993 and 1992, respectively, for the purpose of enabling him to purchase life insurance.

(4) The Company did not grant to Mr. Briskin or Mr. Klinger any restricted stock, stock options or stock appreciation rights
     ("SARs") and made no payout to them on any long-term incentive plan in fiscal years 1994, 1993 or 1992.

(5) The amount of the Company contribution to the Arden Group, Inc. 401(k) Retirement Savings Plan allocated to the named executive officer.

(6)  Does  not  include retirement benefits from the Telautograph
     Pension  Plan or benefits allocable under the Company  Stock
     Bonus Plan.

(7)  Perquisites and other personal benefits did not  exceed  the lesser of $50,000 or 10% of the compensation received by Mr.
     Klinger   in   any  of  the  years  for  which  compensation
     information is reported.

     Compensation Pursuant to Plans



     Due to the sale of the communications business in fiscal 1993, the Telautograph Defined Benefit Retirement Income Plan ("the Plan"), which covered certain eligible nonunion former employees of Telautograph, was terminated and all of the assets of the Plan were distributed to the participants in December 1993. Each Plan participant was given a choice of receiving the distribution in the form of a lump sum payment with a rollover option or an annuity to begin at retirement age (as defined by the Plan). The plan was fully funded at the termination date. The only executive officers of the Company who were entitled to participate in the Plan were Messrs. Briskin and Klinger. As a result of the termination of the Plan, Mr. Briskin elected to receive a joint survivor annuity of $178,092 per year and Mr. Klinger elected a lump sum payment of $172,630.

     The compensation of Mr. Bernard Briskin, the Chief Executive Officer of the Company, is established under an Employment Agreement dated May 13, 1988 (the "Employment Agreement") which was amended in April 1994, effective January 1, 1994
     (the   "Amended   Employment   Agreement").    The   Amended
     Employment Agreement provides, in pertinent part, that Mr. Briskin will retain the same positions and would become
     Chairman  of the Board not later than January 1, 1995.   The
     term of the Amended Employment Agreement expires January  1,
     2001.   Effective  January  1, 1994,  his  base  salary  was
     increased from $350,000 per year to $440,000 per year.   The
     base salary was increased effective January 1, 1995 to $444,400 and will be increased on January 1 of each succeeding year of the term of the Amended Employment Agreement based upon increases in the Consumer Price Index subject, however to a maximum annual increase. His annual bonus will equal 2-1/2% of the Company's first $2,000,000 of Pre-Tax Profits (as defined in the Amended Employment
     Agreement) plus 3-1/2% of Pre-Tax Profits in excess of $2,000,000. The Amended Agreement also provides for certain
     expense   reimbursement  and  personal  benefits,  including
     payment or reimbursement for uninsured medical expenses of Mr. Briskin and his immediate family up to a maximum of
     $100,000  during  any calendar year.   In  addition,  if  he
     becomes permanently disabled, dies or his employment is terminated prior to January 1, 2001, the unpaid portion of two notes from Mr. Briskin to the Company in the amounts of $182,143 and $260,357, respectively (see Item 13), will be forgiven. In addition, the maturity dates of the two notes were extended to December 31, 2000 with approximately equal repayments of principal annually prior thereto, plus interest at 6% per annum, which is also payable annually.

     Remuneration of Directors

     Non-employee directors are compensated for their services as directors at an annual rate of $12,000, plus $750 for each Board meeting attended and $750 for attendance at each committee meeting. Non-employee directors who serve as committee chairmen are entitled to an additional $3,000 per year. Mr. Briskin and Mr. Palmer are employees of the Company and do not receive the compensation otherwise payable to directors.

     Compensation Committee Interlocks and Insider Participation

     The  Board  of  Directors has a Compensation Committee.   In
     1994  the  Compensation  Committee  was  comprised  of   the
     following directors:

                         Daniel Lembark, Chairman
                         Robert A. Davidow
                         Frederick A. Schnell
                         Ben Winters

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     (a)  Security Ownership of Certain Beneficial Owners

          The following table sets forth information as of March 10, 1995 relating to the stockholdings of persons known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities: (1)

                                               Amount and Nature
Name and Address of                              of Beneficial       Percent of    Percent of
 Beneficial Owner         Title of Class            Ownership           Class      Total Vote
---------------------   --------------------   ------------------    ----------    ----------
City National Bank,     Class A Common Stock       238,412(2)           24.5%         5.4%
as Trustee of the
Company's Stock Bonus
Plan and Trust (the
"Stock Bonus Plan")
120 S.Spalding Drive
Beverly Hills, CA
90213

Bernard Briskin         Class A Common Stock       145,007(3)           15.0%         3.3%
Arden Group, Inc.
9595 Wilshire Blvd.
Suite 411
Beverly Hills, CA
90212

Southeastern Asset      Class A Common Stock       165,229(4)           17.0%         3.8%
Management, Inc.
860 Ridgelake Blvd.
Suite 301
Memphis, TN 38120

Lazard Freres & Co.     Class A Common Stock       55,300(5)              5.7%        1.3%
One Rockefeller Plaza
New York, NY 10020

Bernard Briskin         Class B Common Stock       340,624               99.2%       77.4%


(1) Unless otherwise indicated to the contrary, all beneficial owners have sole investment and voting power. For purposes of this table, 339,300 shares of Company Class A Common Stock, which are held by AMG Holdings, are not deemed to be outstanding.

(2) This amount includes the shares stated in note (3) below to be held for the account of Mr. Briskin in the Company Stock Bonus Plan (the Plan), for which City National Bank (CNB) acts as Trustee. CNB, as trustee of the Plan, is required to take all action authorized or permitted by a beneficial owner of all securities owned by the trust created under the Plan, including voting on or consenting (or withholding consent) to all matters or actions requiring or permitting a vote of the security holders. If, however, CNB has knowledge of any contested solicitation of votes or consents, then it will vote or otherwise act with respect to such contested matter pursuant to instructions from each participant in the Plan (or, if deceased, the beneficiary thereof) to whom securities have been allocated. Any undirected allocated securities and any unallocated securities shall be voted for and against the action being voted or acted upon in the same ratio that responding participants have directed CNB to vote or act on such action.

(3) This amount includes the following shares: (i) 54,199 shares owned by Mr. Briskin's wife; (ii) 46,524 shares held in trust (of which Mr. Briskin is a trustee) for the benefit of Mr. Briskin, his children and his mother, and (iii) 12,284 shares held in the Company Stock Bonus Plan for the account of Mr. Briskin. Mr. Briskin disclaims any beneficial ownership of the shares set forth in clause (i) hereof. Mr. Briskin shares voting and investment power with respect to the shares referred to in clause (ii), shares voting power but has no investment power with respect to the shares set forth in clause (iii), and denies that he has or shares investment power with respect to the shares referred to in clause (i). Nothing herein should be construed as an admission that Mr. Briskin is in fact the beneficial owner of any of these shares.

(4)  Based  upon  information contained in  Amendment  No.  4  to
     Schedule  13G  dated  February  13,  1995  filed  with   the
     Securities  and  Exchange Commission by  Southeastern  Asset
     Management, Inc.

(5)  Based  upon  information contained in  Amendment  No.  4  to
     Schedule 13G dated February 14, 1995 filed with the Securities and Exchange Commission by Lazard Freres & Co. Includes 54,900 shares owned by Lazard Special Equity Fund, Inc., an investment company registered under the Investment Company Act of 1940.


Except as set forth in the notes to the table, the beneficial owners hold sole investment and voting power with respect to the shares listed in the above table.

     (b)  Security Ownership of Management

          The  following table shows, as of March 10,  1995,  the
          beneficial ownership of the Company's equity securities
          by   each  director,  executive  officer  and  by   all
          directors and executive officers as a group: (1)

                                                        Amount and
                                                        Nature of                    Percent
                                                        Beneficial      Percent      of Total
Name of Beneficial Owner         Title of Class         Ownership       of Class       Vote
------------------------         --------------         ----------      --------     ---------
Bernard Briskin                  Class A Common Stock   145,007(2)(3)    15.0%          3.3%

                                 Class B Common Stock   340,624          99.2%         77.4%

Robert A. Davidow                Class A Common Stock         0

Ernest T. Klinger                Class A Common Stock       316(3)         (4)           (5)

Stuart A. Krieger                Class A Common Stock         0

Daniel Lembark                   Class A Common Stock         0

Curtis H. Palmer                 Class A Common Stock       212(3)         (4)           (5)

Frederick A. Schnell             Class A Common Stock         0

Ben Winters                      Class A Common Stock       100            (4)           (5)

All directors and executive      Class A Common Stock   156,602(3)       16.1%          3.6%
officers as a group (9 persons)  Class B Common Stock    340,624         99.2%         77.4%

(1) Unless otherwise indicated to the contrary, all beneficial owners have sole investment and voting power. The number of outstanding shares of Company Class A Common Stock on which the percentages shown in this table are based does not include 339,300 shares of Company Class A Common Stock held by AMG Holdings.

(2) See notes (2) and (3) to the table under "Security Ownership of Certain Beneficial Owners" set forth above.

(3) Includes shares held in the Company Stock Bonus Plan for the accounts of the named individuals.

(4)  Did not exceed 1% of the outstanding shares of the class.

(5)  Did not exceed 1% of the total vote.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the purchase by Mr. Briskin of shares of the Company's Class A Common Stock in 1979 and 1980, the Company loaned Mr. Briskin $212,500 and $303,750, respectively. The notes mature on December 31, 2000 with approximately equal repayment of principal annually prior thereto with interest at 6% per annum also payable annually. The cumulative outstanding balance of the two loans as of December 31, 1994 was $442,500.

                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

    (a) Exhibits and Financial Statements and Schedules

         (1) Financial Statements
              See Index to Consolidated Financial Statements,
              Supporting Schedules and Supplementary Data

         (2) Financial Statement Schedules
              See Index to Consolidated Financial Statements,
              Supporting Schedules and Supplementary Data

         (3) Exhibits
              See Index to Exhibits

    (b) Reports on Form 8-K

         No reports were filed on Form 8-K during the last quarter of the period covered by this report.

    (c) Exhibits

         See Index to Exhibits

    (d) Other Financial Schedules

         See Index to Consolidated Financial Statements,
         Supporting Schedules and Supplementary Data

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARDEN GROUP, INC.

By   BERNARD BRISKIN                                          3/28/95
     ---------------------------------------------------      -------
     Bernard Briskin, President, Chief Executive Officer        Date

By   ERNEST T. KLINGER                                        3/28/95
     ---------------------------------------------------      -------
     Ernest T. Klinger, Vice President Finance and              Date
     Administration and Chief Financial Officer
     (Principal Financial and Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. The undersigned have also relied upon the reports of the registrant's independent accountants at page 24.

By   BERNARD BRISKIN                                          3/28/95
     ---------------------------------------------------      -------
     Bernard Briskin, Director and Chairman of the Board        Date

By   ROBERT A. DAVIDOW                                        3/28/95
     ---------------------------------------------------      -------
     Robert A. Davidow, Director                                Date

By   STUART A. KRIEGER                                        3/28/95
     ---------------------------------------------------      -------
     Stuart A. Krieger, Director                                Date

By   DANIEL LEMBARK                                           3/28/95
     ---------------------------------------------------      -------
     Daniel Lembark, Director                                   Date

By
     ---------------------------------------------------      -------
     Curtis H. Palmer, Director                                 Date

By   FREDERICK A. SCHNELL                                     3/28/95
     ---------------------------------------------------      -------
     Frederick A. Schnell, Director                             Date

By   BEN WINTERS                                              3/28/95
     ---------------------------------------------------      -------
     Ben Winters, Director                                      Date

                        ARDEN GROUP, INC.
                   AND CONSOLIDATED SUBSIDIARY

       INDEX TO FINANCIAL STATEMENTS, SUPPORTING SCHEDULES
                      AND SUPPLEMENTAL DATA
                         _______________
                                                                      Page

Report of Independent Accountants..................................... 24

Financial Statements:
     Balance Sheets, December 31, 1994 and January 1, 1994............ 25
     Statements of Operations for fiscal years 1994, 1993 and 1992.... 27
     Statements of Stockholders' Equity for fiscal years 1994,
     1993 and 1992.................................................... 28
     Statements of Cash Flows for fiscal years 1994, 1993 and 1992.... 29
     Notes to Financial Statements.................................... 31

        The financial statements include the
        Registrant's subsidiary (Arden-Mayfair, Inc.)
        and the subsidiaries of Arden-Mayfair, Inc.

Selected Quarterly Financial Data..................................... 47

Financial Statement Schedule:

     VIII Valuation and Qualifying Accounts and Reserves for the...... 48
          fiscal years ended December 31, 1994, January 1, 1994
          and January 2, 1993



Schedules other than those listed above are omitted because of the absence of the conditions under which they are required.

                 REPORT OF INDEPENDENT ACCOUNTANTS
                           ____________



To the Stockholders of
Arden Group, Inc.


We have audited the consolidated financial statements and the financial statement schedule of Arden Group, Inc. and its subsidiary listed in the index on page 23 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arden Group, Inc. and its subsidiary at December 31, 1994 and January 1, 1994, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt and equity securities in 1994.



                              COOPERS & LYBRAND L.L.P.



Los Angeles, California
March 24, 1995

                        ARDEN GROUP, INC.
                   AND CONSOLIDATED SUBSIDIARY

                         BALANCE SHEETS
              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                           A S S E T S

                                                 December 31, 1994     January 1, 1994
                                                 -----------------     ---------------
Current assets:
   Cash                                                $19,241              $39,526
   Marketable securities                                19,700               23,038
   Notes and accounts receivable, net                    8,580                9,007
   Inventories                                          10,665               10,902
   Other current assets                                  2,181                1,040
                                                       -------              -------
          Total current assets                          60,367               83,513

Notes and contracts receivable                           1,366                  459
Property for resale or sublease, at lower
   of cost or market                                     1,539                1,877
Property, plant and equipment, at cost, less
   accumulated  depreciation and amortization           26,225               24,867
Other assets                                             1,825                1,755
                                                       -------              -------
          Total assets                                 $91,322             $112,471
                                                       -------              -------
                                                       -------              -------



The accompanying notes are an integral part of these statements.

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 December 31, 1994     January 1, 1994
                                                 -----------------     ---------------
Current liabilities:
   Accounts payable, trade                             $ 9,994             $13,221
   Other current liabilities                            13,193              12,242
   Current portion of long-term debt                       674               6,501
                                                       -------             -------
          Total current liabilities                     23,861              31,964
Long-term debt                                           6,465               7,654
Deferred income taxes                                    1,109               1,926
Other liabilities                                        2,051               3,392
                                                       -------             -------
          Total liabilities                             33,486              44,936
                                                       -------             -------
Commitments and contingent liabilities
Stockholders' equity:
   Common stock, Class A, $ .25 par value;
      1,310,166 and 1,608,708 shares issued,
      respectively, including 339,300 treasury shares      327                 402
   Common stock, Class B, $ .25 par value;
      343,246 and 343,316 shares issued and
      outstanding, respectively                             86                  86
   Capital surplus                                       6,413               7,571
   Notes receivable from officer/director                 (442)             (1,502)
   Retained earnings                                    55,205              64,731
                                                       -------             -------
                                                        61,589              71,288
   Less, treasury stock, at cost                         3,753               3,753
                                                       -------             -------
          Total stockholders' equity                    57,836              67,535
                                                       -------             -------
          Total liabilities and stockholders'
            equity                                     $91,322            $112,471
                                                       -------             -------
                                                       -------             -------


The accompanying notes are an integral part of these statements.

                        ARDEN GROUP, INC.
                   and consolidated subsidiary

                    STATEMENTS OF OPERATIONS
              (In Thousands, Except Per Share Data)

                                        Fifty-Two    Fifty-Two    Fifty-Three
                                           Weeks       Weeks        Weeks
                                        ---------    ---------    -----------
                                            1994        1993         1992
                                        ---------    ---------    -----------
Sales                                    $246,199     $246,912     $250,367
Cost of Sales                             151,178      152,762      156,573
                                        ---------    ---------    -----------
      Gross profit                         95,021       94,150       93,794
Delivery, selling, general and
  administrative expenses                  86,716       87,739       86,011
                                        ---------    ---------    -----------
      Operating income                      8,305        6,411        7,783
Interest and dividend income                3,050        1,404          879
Other income (expense), net                  (501)         132           89
Interest expense                             (946)      (1,486)      (1,541)
Net unrealized loss on marketable
  securities                               (1,786)
                                        ---------    ---------    -----------
   Income from continuing operations,
     before income taxes                    8,122        6,461        7,210
Income tax provision                        3,273        2,623        2,936
                                        ---------    ---------    -----------
   Income from continuing operations,
     net of income taxes                    4,849        3,838        4,274
Discontinued operations:
 Income from operations, net of income
   tax expense of $1,496 and $433,
   respectively                                          2,216          615
 Gain on sale of Telautograph net
   assets, net of income taxes of $424                     620
                                        ---------    ---------    -----------
      Income before extraordinary item      4,849        6,674        4,889

Extraordinary item, net of income tax
  benefit of $277                                                      (406)
                                        ---------    ---------    -----------
      Net income                           $4,849       $6,674       $4,483
                                        ---------    ---------    -----------
                                        ---------    ---------    -----------
Income per common share (computed on
  weighted average common shares
  outstanding):
    Income from continuing operations       $3.18        $2.38        $2.65
    Income from discontinued operations                   1.76          .38
                                        ---------    ---------    -----------
      Income before extraordinary item       3.18         4.14         3.03
    Extraordinary item                                                 (.25)
                                        ---------    ---------    -----------
      Net income                            $3.18        $4.14        $2.78
                                        ---------    ---------    -----------
                                        ---------    ---------    -----------

The accompanying notes are an integral part of these statements.

                        ARDEN GROUP, INC.
                   and consolidated subsidiary

               STATEMENTS OF STOCKHOLDERS' EQUITY
                         (In Thousands)

                                                        Fifty-Two     Fifty-Two     Fifty-Three
                                                          Weeks         Weeks         Weeks
                                                       ----------    ----------     -----------
                                                           1994          1993          1992
                                                       ----------    ----------     -----------
Common stock, Class A:
 Balance, beginning of year                                $402          $871          $871
 Purchase and retirement of stock (298,612 shares)          (75)
 Retirement of treasury stock (1,875,462 shares)                         (469)
                                                       ----------    ----------     -----------
      Balance, end of year                                 $327          $402          $871
                                                       ----------    ----------     -----------
Common stock, Class B:
 Balance, beginning and end of year                         $86           $86           $86
                                                       ----------    ----------     -----------
Capital surplus:
 Balance, beginning of year                              $7,571        $14,845      $14,845
 Purchase and retirement of common stock                 (1,158)
 Retirement of treasury stock                                           (7,274)
                                                       ----------    ----------     -----------
      Balance, end of year                               $6,413         $7,571      $14,845
                                                       ----------    ----------     -----------
Notes receivable from officer/director:
 Balance, beginning of year                             $(1,502)       $(1,490)       $(478)
 Principal paid                                           1,074
 Loan to officer/director                                                            (1,000)
 Amortization of present value discount                     (14)           (12)         (12)
                                                       ----------    ----------     -----------
      Balance, end of year                                $(442)       $(1,502)     $(1,490)
                                                       ----------    ----------     -----------
Retained earnings:
 Balance, beginning of year                             $64,731        $67,416      $62,933
 Net income for the year                                  4,849          6,674        4,483
 Purchase and retirement of common stock                (14,375)
 Retirement of treasury stock                                           (9,359)
                                                       ----------    ----------     -----------
      Balance, end of year                              $55,205        $64,731      $67,416
                                                       ----------    ----------     -----------
Stockholders' equity before treasury stock              $61,589        $71,288      $81,728

Treasury stock, at cost                                   3,753          3,753       20,855
                                                       ----------    ----------     -----------
      Total stockholders' equity                        $57,836        $67,535      $60,873
                                                       ----------    ----------     -----------
                                                       ----------    ----------     -----------


The accompanying notes are an integral part of these statements.

                         ARDEN GROUP, INC.
                    and consolidated subsidiary

                     STATEMENTS OF CASH FLOWS
                          (In Thousands)

                                                         Fifty-Two     Fifty-Two     Fifty-Three
                                                           Weeks         Weeks           Weeks
                                                         ---------     ---------     -----------
                                                           1994          1993            1992
                                                         ---------     ---------     -----------
Cash flows from operating activities:
 Cash received from customers                            $244,598      $248,654      $250,852
 Cash paid to suppliers and employees                    (235,228)     (235,732)     (239,263)
 Interest and dividends received                            3,166         1,168         1,048
 Interest paid                                               (934)       (1,586)       (2,609)
 Income taxes (paid)/refunded                              (2,606)       (3,895)          480
                                                         ---------     ---------     -----------
     Net cash provided by operating activities              8,996         8,609        10,508
                                                         ---------     ---------     -----------
Cash flows from investing activities:
 Capital expenditures                                      (6,948)       (6,406)       (2,450)
 Proceeds from the sale of Telautograph                                  45,425
 Investment in marketable securities                          880       (23,038)
 Net cash from sale of GPS                                    818
 Proceeds from the sale of property, plant and
   equipment, liquor licenses and leasehold
   interests                                                   55           109           357
 Payments received on notes from the sale of
   property, plant and equipment and liquor
   licenses                                                    20           163            25
                                                         ---------     ---------     -----------
     Net cash (used) provided in investing activities      (5,175)       16,253        (2,068)
                                                         ---------     ---------     -----------
Cash flows from financing activities:
 Purchase and retirement of stock                         (15,608)
 Principal payments on long-term debt                      (5,486)          (86)          (24)
 Transfer from/(to) discontinued operations                (2,556)       (5,807)        3,803
 Principal payments under capital lease obligations        (1,530)       (1,418)       (1,425)
 Loan payments from/(to) officer/director                   1,074                      (1,000)
 Proceeds from equipment financing                                        1,021
 Retirement of 13% debentures                                                         (19,342)
                                                         ---------     ---------     -----------
     Net cash used in financing activities                (24,106)       (6,290)      (17,988)
                                                         ---------     ---------     -----------
Net increase (decrease) in cash                           (20,285)       18,572        (9,548)
Cash at beginning of year                                  39,526        20,954        30,502
                                                         ---------     ---------     -----------
Cash at end of year                                       $19,241       $39,526       $20,954
                                                         ---------     ---------     -----------
                                                         ---------     ---------     -----------

The accompanying notes are an integral part of these statements.

Reconciliation of net income to net cash provided by operating activities:



                                                         Fifty-Two     Fifty-Two     Fifty-Three
                                                           Weeks         Weeks          Weeks
                                                         ---------     ---------     -----------
                                                            1994          1993           1992
                                                         ---------     ---------     -----------
Net income                                                  $4,849        $6,674        $4,483

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Income from discontinued operations                                    (2,836)         (615)
   Depreciation and amortization                             3,659         4,176         4,153
   Unrealized loss on marketable securities                  1,786
   Loss on sale of marketable securities                       672
   Provision for losses on accounts and
     notes receivable                                          348           560           190
   Net loss (gain) from the sale of property,
     plant and equipment, liquor licenses
     and early lease terminations                               67           (25)         (577)
   Gain on sale of GPS                                          (9)
   Note receivable from officer/director                       (14)          (12)          (12)
   Non-compete payment on sale of GPS                         (217)
   Original issue discount amortization -
     13% debentures                                                                        695
   Interest differential on note payable                                      26            23


Change in assets and liabilities net of effects from noncash investment and financing activities:

 (Increase) decrease in assets:
   Notes and accounts receivable                              (950)          879         3,271
   Inventories                                                (904)          983           820
   Other current assets                                     (1,244)           80            97
   Other assets                                                222          (545)          822


 Increase (decrease) in liabilities:
   Accounts payable and other accrued expenses               3,044         1,101        (1,361)
   Deferred income taxes                                      (972)       (1,394)          (59)
   Other liabilities                                        (1,341)       (1,058)       (1,422)
                                                         ---------     ---------     -----------
                                                            $8,996        $8,609       $10,508
                                                         ---------     ---------     -----------
                                                         ---------     ---------     -----------


The accompanying notes are an integral part of these statements.

                          ARDEN GROUP, INC.
                    and consolidated subsidiary

                   NOTES TO FINANCIAL STATEMENTS
                            _____________


1. Accounting Policies:

   The following is a summary of significant accounting policies followed in the preparation of these financial statements.

   BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements of Arden Group, Inc. (the "Company") include the accounts of the Company and its direct and indirect subsidiaries except for Telautograph Corporation, an indirect wholly-owned subsidiary of the Company ("Telautograph"), which was carried at equity in net assets of discontinued operations through September 17, 1993 when the communications business was sold. Intercompany balances and transactions are eliminated. On May 27, 1994, the Company sold GPS Pool Supply, Inc. ("GPS") (see Note 16). As a result, after the sale of GPS, the Company operates exclusively in the supermarket business.

   FISCAL YEAR

   The Company operates on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein ended on December 31, 1994, January 1, 1994 and January 2, 1993.

   CASH AND CASH EQUIVALENTS

   The Statements of Cash Flows classify changes in cash or cash equivalents (short-term, highly liquid investments readily convertible into cash with an original maturity of three months or less) according to operating, investing or financing activities. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and temporary cash investments. At times, cash balances held at financial institutions were in excess of FDIC insurance limits. The Company places its temporary cash investments with high-credit, quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

   MARKETABLE SECURITIES

   Marketable securities consist of fixed-income securities having maturities of up to three years, preferred stock, convertible preferred stock, common stock, mortgage backed government securities and collateralized mortgage obligations.
   Marketable securities are stated at market value. By policy, the Company invests primarily in high-grade marketable securities. All marketable securities are defined as trading securities under the provisions of

   Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) and unrealized holding gains and losses are reflected in earnings.

   Market value is determined by the most recently traded price of the security at the balance sheet date. Net realized gains or losses are determined on the specific identification cost method.

   Prior to December 31, 1994, marketable securities were carried at cost, which approximated market value.

   INVENTORIES

   The cost of supermarket nonperishable inventories is determined by the retail inventory method using the last-in, first-out (LIFO) method, which is lower than market.
   Perishable supermarket and other inventories are valued at the lower of cost (first-in/first-out, or average) or market.

   PROPERTY FOR RESALE OR SUBLEASE

   It is the Company's policy to make available for sale or sublease property considered by management as excess and no longer necessary for the operations of the Company. The aggregate carrying values of such owned property and property under capital leases are periodically reviewed and adjusted downward to market, when appropriate.

   PROPERTY, PLANT AND EQUIPMENT

   Owned property, plant and equipment is valued at cost. Depreciation is provided on the straight-line method at rates based on the estimated useful lives of individual assets or classes of assets. Improvements to leased properties or fixtures are amortized over the estimated useful life or period of lease, whichever is shorter.

   Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease.

   Normal repairs and maintenance are expensed as incurred. Expenditures which materially increase values, change capacities or extend useful lives are capitalized. Replacements are capitalized and the property, plant and equipment accounts are relieved of the items being replaced. The related costs and accumulated reserves for depreciation of disposed assets are eliminated and any gain or loss on disposition is included in income.

   ENVIRONMENTAL COSTS

   Costs incurred to investigate and remediate contaminated sites are expensed.

   INCOME TAXES

   Effective January 3, 1993, the Company changed its method of accounting for income taxes by adopting the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The new statement supersedes the Company's previous accounting practice of accounting for income taxes under Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes" ("APB 11"). Under APB 11, deferred income taxes were provided in recognition of timing differences in reporting certain items of income and expense for income tax and financial statement purposes (principally capitalization of costs of inventory, depreciation, lease costs, valuation and self-insurance reserves and gain on debenture exchanges). Under SFAS 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The adoption of this statement did not have a material effect on either the Company's results of operations or financial position.

   NET INCOME PER SHARE

   Net income per share is based on the weighted average number of common shares outstanding during the period.

2. Marketable Securities:

   As of December 31, 1994:

-------------------------------------------------------------------------------------
                                                                          Balance
                                                                            Sheet
                                                         Unrealized        Amount
   (in thousands)                               Cost       Loss        (Market Value)
-------------------------------------------------------------------------------------
   Trading Securities:
        Fixed income securities               $13,050       ($375)        $12,675
        Equity securities                       8,218      (1,409)          6,809
        Mortgage-backed government securities     149                         149
        Collateralized mortgage obligations        69          (2)             67
                                              -------     --------        -------
        Total                                 $21,486     ($1,786)        $19,700
                                              -------     --------        -------
                                              -------     --------        -------

   Investments held at January 1, 1994 were $23,038,000, and were stated at cost, which approximated market value.

3. Notes and Accounts Receivable:

---------------------------------------------------------------------------------
   (in thousands)                           December 31, 1994     January 1, 1994
---------------------------------------------------------------------------------
   Accounts receivable, trade                     $4,600               $6,871
   Notes and contracts receivable                  1,974                  731
   Income taxes receivable                                                583
   Other accounts receivable                       2,714                1,461
                                                  ------               ------
                                                   9,288                9,646

   Less:  Allowance for doubtful
          notes and accounts receivable             (708)                (639)
                                                  ------               ------
                                                  $8,580               $9,007
                                                  ------               ------
                                                  ------               ------

   The provision for doubtful notes and accounts receivable in 1994, 1993 and 1992 was approximately $348,000, $560,000 and
   $190,000, respectively.

4. Inventories:

   Inventories valued by the LIFO method ($9,461,000 in 1994, $8,910,000 in 1993, $9,433,000 in 1992) would have been
   $2,147,000, $2,116,000 and $2,121,000 higher at December 31,
   1994, January 1, 1994 and January 2, 1993, respectively, if they had been stated at the lower of FIFO cost or market. The effect on net income and income per share in 1994 was a decrease of approximately $31,000 ($ .02 per share), and in 1993 and 1992 was an increase of approximately $6,000 (no change per share) and $17,000 ($.01 per share), respectively.

5. Property, Plant, Equipment and Accumulated Depreciation:

-------------------------------------------------------------------------------------
   (in thousands)                                December 31, 1994    January 1, 1994
-------------------------------------------------------------------------------------
   Land                                              $ 6,416              $ 4,111
   Buildings                                           6,510                5,481
   Store fixtures and office equipment                10,409                8,914
   Delivery equipment                                  1,353                2,525
   Machinery and equipment                               872                6,157
   Leaseholds and improvements to leased
       property                                       18,869               19,600
   Assets under capital leases                         4,401                7,686
   Assets not placed in service                          108                    8
                                                     -------              -------
                                                      48,938               54,482

   Accumulated depreciation and amortization         (22,713)             (29,615)
                                                     -------              --------
                                                     $26,225              $24,867
                                                     -------              --------
                                                     -------              --------

6. Other Current Liabilities:

-------------------------------------------------------------------------------------
   (in thousands)                                December 31, 1994    January 1, 1994
-------------------------------------------------------------------------------------
   Compensated absences                                $2,534               $2,564
   Taxes (including taxes
   collected from others of $946 and $1,000,
   respectively)                                        3,184                2,188
   Other                                                7,475                7,490
                                                      -------              -------
                                                      $13,193              $12,242
                                                      -------              -------
                                                      -------              -------

7. Long-Term Debt:

--------------------------------------------------------------------------------------------
                                               Current                  Non-Current
                                       -------------------------   -------------------------
                                       December 31,   January 1,   December 31,   January 1,
   (in thousands)                          1994          1994          1994          1994
--------------------------------------------------------------------------------------------
   Notes and contracts payable             $190         $5,486         $611          $801
   Obligations under capital leases         484          1,015        4,541         5,540
   7% Subordinated income
        debentures due
        September 1, 2014                                             1,313         1,313
                                           ----         ------       ------        ------
                                           $674         $6,501       $6,465        $7,654
                                           ----         ------       ------        ------
                                           ----         ------       ------        ------

   At December 31, 1994, the approximate principal payments required on long-term debt for each year are as follows (in thousands):

   1995      1996      1997      1998       1999       Subsequent
   ----      ----      ----      ----       ----       ----------
   $674      $553      $450      $441       $287         $4,734

   During 1994 the Company entered into a one year loan agreement for a credit facility with a bank establishing a revolving line of credit in the amount of $9,000,000 with a standby letter of credit subfacility in the amount of $5,000,000. Major provisions of the agreement include interest on the revolving loan at the bank's cost of funds rate plus 1% or at the LIBOR rate plus 1% and certain minimum requirements as to the Company's equity, working capital and debt-to-equity relationships. The Company also has a one year revolving line of credit with another bank in the amount of $3,000,000 with interest at the bank's reference rate. There were no amounts borrowed under either of the revolving lines of credit in 1994 or 1993.

   Notes and contracts payable: At January 1, 1994 this caption includes $5,309,000 for mortgages on two Company-owned properties. Interest rates were 9% and 9-1/4%, respectively. In 1994, the Company paid the outstanding debt on both of these properties. In 1993, the Company financed $1,021,000 of supermarket equipment with five year, fully amortized notes bearing an average interest rate of 7.5%. The obligations are collateralized by the equipment. The balance of the equipment notes at December 31, 1994 was $801,000.

   Debentures: The indenture relating to the 7% (6% prior to November 7, 1978) subordinated income debentures ("7% Debentures"), due September 1, 2014, provides for interest payable semiannually on March 1 and September 1 to the extent that current annual net income (consolidated net income before income taxes and interest accrued on the 7% Debentures) is sufficient therefor, or at the discretion of the Company, out of available retained earnings. No accrued interest was in arrears as of December 31, 1994.

   In December 1991, the Company elected to redeem at face value all of the issued and outstanding 13% debentures on March 2, 1992. The transaction resulted in an extraordinary loss due to the write-off of the remaining debt discount of $683,000 at March 2, 1992.

8. Capital Stock:

   Class A Common Stock: The Company is authorized to issue 5,000,000 shares of Class A common stock, par value $.25 per share. At December 31, 1994 and January 1, 1994, shares issued were 1,310,166 and 1,608,708, respectively, including 339,300 treasury shares at the end of each year. On September 16, 1994 the Company completed a self-tender offer by purchasing 285,172 shares of its Class A common stock at $52 per share in cash. Another 13,440 shares were purchased at various prices, ranging from $48 to $52 per share, and retired during the fourth quarter of 1994. The Class A common stock has one vote per share on all matters on which stockholders are entitled to vote or consent.

   Class B Common Stock: The Company is authorized to issue 500,000 shares of Class B common stock, par value $.25 per share. At December 31, 1994 and January 1, 1994 there were 343,246 and 343,316 shares, respectively, issued and outstanding. The Class B common stock has ten votes per share on virtually all matters on which shareholders are entitled to vote or consent. Transfer of Class B common stock is restricted to other Class B stockholders and certain other classes of transferees. Class B common stock is convertible, at the option of the holder into Class A common stock on a share-for-share basis. The Class B common stock is also automatically converted into Class A common stock under certain circumstances, including upon the transfer of such stock to a transferee other than another Class B stockholder and certain other classes of transferees. The number of shares of Class B common stock converted to Class A common stock were 84 shares in 1991, none in 1992, 100 shares in 1993 and 70 shares in 1994. Cash or property dividends on Class B common stock are restricted to an amount equal to 90% of any dividend paid on Class A common stock.

9. Retirement Plans:

   The Company contributes to multi-employer union pension plans administered by various trustees. Contributions to these plans are based upon negotiated wage contracts. These plans may be deemed to be defined benefit plans. Information relating to accumulated benefits and fund assets as they may be allocable to the participants at December 31, 1994 is not available. The Company's total union pension expense for all plans for 1994, 1993 and 1992 amounted to $1,208,000,
   $1,696,000 and $455,000, respectively. Through all of 1992 and the first part of 1993 the Retail Clerks and Meatcutters Unions contractually suspended employer contributions to their pension plans. Although the contributions were reinstituted in May 1993, they were again suspended as of April 1994, which suspension continued through the remainder of 1994.

   The Company has a noncontributory, trusteed stock bonus plan which is qualified under Section 401 of the Internal Revenue Code of 1986, as amended. All nonunion employees over 18 years of age who complete 1,000 hours of service within the year ending on the anniversary date of employment are eligible to become participating employees in the plan. Contributions to the plan for any fiscal year, as determined by the Board of Directors, are discretionary, but in no event will they exceed
   15% of the annual aggregate salaries of those employees eligible for participation in the plan. Contributions must be invested in the Company's Class A common stock with excess cash being invested in certain government backed securities. Contributions to the plan are allocated among eligible participants in the proportions of their salaries to the salaries of all participants. Contributions accrued for the plan in 1994 and 1992 were $328,000 and $383,000, respectively.  No contribution was accrued for the plan in 1993.

   Effective January 1, 1992, the Company's Board adopted the Arden Group, Inc. 401(k) Retirement Savings Plan (the "Company Savings Plan"). All non-union employees of the Company and its subsidiaries (except employees of Telautograph) who have attained the age of 18 and have completed at least one year of service with any of such companies are entitled to participate in the Company Savings Plan. The Company Savings Plan provides that, with certain limitations, a participating employee may elect to contribute up to 15% of such employee's annual compensation to the Company Savings Plan on a tax-deferred basis, subject to a limitation that the annual elective contribution may not exceed an annual indexed dollar limit determined pursuant to the Internal Revenue Code ($8,994 in 1993). Annual matching contributions are made by the Company in a discretionary amount as determined by the Company each year for those participants whose annualized gross earnings for the previous year were $45,000 or less, and such matching contribution was $10,000 in 1994 and 1993 and $9,000 in 1992. An additional $130,000 was accrued in 1994 to be contributed to the plan in early 1995. Similarly $329,000 was accrued in 1993 and contributed in early 1994.

10. Income Taxes:

    Income (loss) before income taxes and the related income tax expense (benefit) are as follows:

--------------------------------------------------------------------------------
   (in thousands)                                     1994      1993       1992
--------------------------------------------------------------------------------
   Income (loss) before income tax:

      Continuing operations                          $8,122    $ 6,461     $7,210
      Discontinued operations:
         Income from operations                                  3,712      1,048
         Gain on sale of Telautograph net assets                 1,044
      Extraordinary item                                                     (683)
                                                     ------    -------     ------
         Total                                       $8,122    $11,217     $7,575
                                                     ------    -------     ------
                                                     ------    -------     ------
   Income tax expense (benefit):


      Continuing operations                          $3,273     $2,623     $2,936
      Discontinued operations:
         Income from operations                                  1,496        433
         Sale of Telautograph net assets                           424
      Extraordinary item                                                     (277)
                                                     ------    -------     ------
        Total                                        $3,273     $4,543     $3,092
                                                     ------    -------     ------
                                                     ------    -------     ------

   The composition of federal and state income tax expense
   (benefit) is as follows:

---------------------------------------------------------------------------------
   (in thousands)                                     1994      1993        1992
---------------------------------------------------------------------------------
   Current
      Federal                                        $3,167    $4,761      $1,608
      State                                             923     1,311         514
                                                     ------    -------     ------
        Total                                         4,090     6,072       2,122

   Deferred
      Federal                                          (669)   (1,604)        508
      State                                            (148)       75         462
                                                     ------    -------     ------
        Total                                          (817)   (1,529)        970
                                                     ------    -------     ------
        Total income tax expense                     $3,273    $4,543      $3,092
                                                     ------    -------     ------
                                                     ------    -------     ------

   The Company's deferred income taxes liabilities (assets) were attributable to the following:

----------------------------------------------------------------------------------
                                                        December 31,    January 1,
   (in thousands)                                            1994          1994
----------------------------------------------------------------------------------
   Deferred tax liabilities
      Deferred gain on debenture exchange                  $4,987         $4,715
      Property leased under capital leases, net of
         accumulated depreciation                           1,625          2,012
      Other                                                   330            291
                                                           ------         ------
         Deferred tax liabilities                           6,942          7,018

   Deferred tax assets
      Debt under capital leases                            (2,196)        (2,631)
      Book accruals not recognized for tax until paid      (1,332)        (1,128)
      Unrealized loss on marketable securities               (774)
      Excess of book over tax depreciation                   (689)          (582)
      State tax expense recognized in current period
         for books but in following year for tax             (302)          (301)
      Bad debt allowance not deductible for tax
         until year of write-off                             (332)          (256)
      Other                                                  (208)          (194)
                                                           ------         ------
         Deferred tax assets                               (5,833)        (5,092)
                                                           ------         ------
         Deferred income taxes, net                        $1,109         $1,926
                                                           ------         ------
                                                           ------         ------

   Reconciliation of the statutory federal rate and effective rate is as follows:

-----------------------------------------------------------------------------------
                                       1994              1993              1992
                                  -------------     -------------     -------------
   (in thousands, except
   percentage amounts)            Amount   Rate     Amount   Rate     Amount   Rate
-----------------------------------------------------------------------------------
   Federal tax at statutory
      rate                        $2,761   34.0%    $3,814   34.0%    $2,576   34.0%

   State income taxes, net of
      federal tax benefits           512    6.3%       729    6.5%       516    6.8%
                                  -------------     -------------     -------------
                                  $3,273   40.3%    $4,543   40.5%    $3,092   40.8%
                                  -------------     -------------     -------------
                                  -------------     -------------     -------------


11. Leases:

    The principal kinds of property leased by the Company and its subsidiaries are supermarket buildings, fixtures and delivery equipment. The most significant obligations assumed under the lease terms, other than rental payments, are the upkeep of the facilities, insurance and property taxes. Most supermarket leases contain contingent rental provisions based on sales volume.

    All leases and subleases with an initial term greater than one year are accounted for under Statement of Financial Accounting Standards No. 13, "Accounting for Leases". These leases are classified as either capital leases, operating leases or subleases, as appropriate.

    Assets Under Capital Leases: Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease. Contingent rents associated with capital leases in 1994, 1993 and 1992 were $143,000, $167,000 and
    $170,000, respectively, and accordingly have been charged to expense as incurred. Following is an analysis of assets under capital leases:

--------------------------------------------------------------------------
   (in thousands)                    December 31, 1994     January 1, 1994
--------------------------------------------------------------------------
   Buildings                              $3,058                $4,353
   Equipment                               1,343                 3,333
                                          ------                ------
                                           4,401                 7,686
   Accumulated amortization               (2,583)               (5,052)
                                          ------                ------
                                          $1,818                $2,634
                                          ------                ------
                                          ------                ------

   Future minimum lease payments for the above assets under capital leases at December 31, 1994 are as follows:

-------------------------------------------------------------
   (in thousands)
-------------------------------------------------------------
   1995                                                $1,015
   1996                                                   846
   1997                                                   700
   1998                                                   700
   1999                                                   699
   Remainder                                            5,136
                                                 -------------
   Total minimum obligations                            9,096
   Executory costs                                        (71)
                                                 -------------
   Net minimum obligations                              9,025
   Interest                                            (4,000)
                                                 -------------
   Present value of net minimum obligations             5,025
   Current portions                                      (484)
                                                 -------------
   Long-term obligations at December 31, 1994          $4,541
                                                 -------------
                                                 -------------

   Executory costs include such items as property taxes and insurance.

   Operating Leases and Subleases: Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at December 31, 1994 are as follows:

---------------------------------------------------------------------
                                               Deduct        Net
                                              Sublease      Rental
   (in thousands)               Commitments    Rentals    Commitments
---------------------------------------------------------------------
   1995                           $2,796        $351        $2,445
   1996                            2,687         230         2,457
   1997                            2,597         138         2,459
   1998                            2,468         138         2,330
   1999                            2,233         138         2,095
   Remainder                      15,142         104        15,038
                                 -------       -----       -------
                                 $27,923      $1,099       $26,824
                                 -------       -----       -------
                                 -------       -----       -------

   Rent expense under operating leases is as follows:

---------------------------------------------------------------------
   (in thousands)                     1994        1993         1992
---------------------------------------------------------------------
   Minimum rent                     $5,375       $4,803       $4,856
   Contingent rent                   1,063        1,274        1,172
                                    ------       ------       ------
                                     6,438        6,077        6,028
   Sublease rentals                 (1,398)      (1,330)      (1,412)
                                    ------       ------       ------
                                    $5,040       $4,747       $4,616
                                    ------       ------       ------
                                    ------       ------       ------

12. Fourth Quarter Adjustments:

   The Company recognized in the fourth quarter 1994 insured cost recoveries of $1,300,000 related to the January 17, 1994 earthquake centered in Northridge, California. Additional recoveries have been claimed and may be realized in 1995. The Company's claim for earthquake damage is being reviewed by the insurer, however, the exact amount of any recoveries is uncertain at this time. The Company also recognized fourth quarter charges of $762,000 to reserve for the remaining lease costs of two vacant stores located in Arizona.

13. Related Party Transactions:

   A former director of the Company is associated with a law firm that rendered various legal services for the Company. The Company and its subsidiaries paid the firm, during the term of the director, approximately $166,000 and $717,000 during 1993 and 1992, respectively, for legal services.

   At January 1, 1994, the Company held three notes receivable for a total of $1,516,250 from an officer/director of the Company. Two notes arose from transactions in 1979 and 1980 whereby the Company loaned the officer/director money to purchase an aggregate of 200,000 shares of the Company's Class A common stock at the then fair market value. These notes, which bear interest at the rate of 6% per annum, are due in full on December 31, 2000 with approximately equal repayment of principal annually prior thereto. If the officer's employment is terminated prior to January 1, 2001, the unpaid portion of the two notes would be forgiven. A third loan for $1,000,000 made to the officer/director in 1992 and related to his exercise in 1991 of 100,000 shares of the Company's Class
   A common stock, which were granted to him under a stock option, was repaid in 1994. The loans are collateralized by 180,000 shares of Class B common stock. The amount of the receivable is shown on the balance sheets as a reduction in equity, and reflects the above amount discounted for the difference between the face value interest rate and the market rate at the transaction dates.

14. Commitments and Contingent Liabilities:

   The Company has an employment agreement with a key executive officer which expires on January 1, 2001. In addition to a base salary, the agreement provides for a bonus based on pre-tax earnings. No maximum compensation limit exists. The compensation expensed in 1994, 1993 and 1992 was $730,000, $3,012,000 and $577,000, respectively.

   The Company is contingently liable as a guarantor of certain leases which it has either assigned or subleased. Any liability arising as a result of these guarantees would have no significant effect on either the Company's results of operations or consolidated financial position of the Company.

   The Company and its subsidiaries are subject to a myriad of environmental laws and regulations regarding air, water and land use, and the use, storage and disposal of hazardous materials. The Company believes it substantially complies, and has in the past substantially complied, with federal, state, and local environmental laws and regulations. However, three claims have been made against the Company in connection with real properties previously owned or leased by the Company or a subsidiary thereof by the current owner of such properties. In each such instance, the Company has been asked to pay for a portion of the cost of remediation of hazardous substances allegedly existing on such properties. The Company cannot at this time estimate the expenses it ultimately may incur in connection with these claims, however, it believes such expenses will not be of a material amount. Although unexpected violations may occur in the future and although the Company cannot predict the effect of future laws or regulations on the Company's operations, expenditures for continued compliance with current laws are not expected to have a material impact on its capital expenditures, earnings or competitive position.

   The Company or its subsidiaries are defendants in a number of cases currently in litigation, being vigorously defended, in which the complaints pray for monetary damages. As of the date hereof, no estimate of potential liability, if any, is possible. Based upon current information, management, after consultation with legal counsel defending the Company's interests in the cases, believes the ultimate disposition thereof will have no material effect upon either the Company's results of operations or the consolidated financial position.

15. Disposition of Assets of Discontinued Operations:

   Pursuant to an Asset Purchase Agreement dated September 1, 1993 (the "Asset Purchase Agreement"), by and among Telautograph, the Company and Danka Industries, Inc. (the "Purchaser") and Danka Business Systems PLC ("Danka"), on September 17, 1993 Telautograph (now known as AMG Holdings) sold its communication equipment business and substantially all the operating assets and certain liabilities of such business to the Purchaser, a wholly-owned indirect subsidiary of Danka, for a cash purchase price of approximately $45,780,000 (which includes $1,000,000 received for a covenant not-to-compete), subject to certain post-closing adjustments. In 1993 AMG Holdings booked a gain related to the sale of approximately $620,000, net of income taxes of $424,000.

   The purchase price and the gain are subject to adjustment after resolution of disputes which have arisen between AMG Holdings and Danka concerning the assets and liabilities transferred to the Purchaser. As a result of an arbitration hearing in April 1994, the Company was awarded $1,750,000 for parts inventory which was purchased by Danka Industries, Inc. as part of the sale of the Company's communication equipment business in 1993. The valuation of such inventory on the balance sheet at the date of sale had been in dispute. No amount with respect to this inventory had been included in the 1993 gain from the sale of such business. Expenses related to the arbitration have not exceeded and will be netted against the award. Additionally, there is a second arbitration with regard to certain items on the closing balance sheet of the communication equipment business which are being disputed.
   The Company does not believe adjustments resulting from the second arbitration, if any, will have a material adverse impact on its financial position. However, due to the uncertainty of the outcome of this arbitration, no income or expenses from the first arbitration award and no expenses related to the second arbitration have been recognized in the 1994 statement of operations of the Company.

   In connection with the transaction, the Purchaser paid severance payments to various employees of Telautograph. Included among these payments was a payment of $100,000 to the Vice President Finance and Administration and Chief Financial Officer of the Company on account of his past services to Telautograph.

   Excluded from the assets sold by Telautograph to the Purchaser were, among other items, all the capital stock of GPS, cash and cash equivalents, investments in the Class A common stock of the Company, the real property lease at the headquarters/warehouse facility in Los Angeles, California and intercompany accounts.

   As a result of the consummation of this transaction, the previously announced spin-off of the communication equipment business of Telautograph and all the capital stock of GPS to the stockholders of the Company was abandoned.

   The results of operations for the communication equipment business of AMG Holdings has been presented separately as discontinued operations and the book value of the Company's net assets in such business is disclosed on the balance sheet on January 2, 1993.

   Summarized financial information of the Company's communication equipment business follows:

-----------------------------------------------------------------------
                                                 1993           1992
   (in thousands)                             (37 Weeks)     (53 Weeks)
-----------------------------------------------------------------------
   Revenue                                     $51,492        $68,833
   Costs and expenses                           47,780         67,785
                                               -------        -------
     Income before taxes                         3,712          1,048

   Income tax expense                            1,496            433
                                               -------        -------
     Income from operations--discontinued
         operations                             $2,216           $615
                                               -------        -------
                                               -------        -------


   The increase in income in 1993 compared to 1992 is primarily attributable to a reduction of general and administrative expenses at Telautograph's headquarters office and a $550,000 favorable adjustment to income to correct an overaccrual in pension liability.

   The components of the gain on sale of the communication equipment business follows:

-------------------------------------------------------------
   (in thousands)
-------------------------------------------------------------
   Cash proceeds                                     $45,780

   Less: Net assets sold (at net book value)         (39,604)
         Costs associated with the sale               (5,132)

   Related income tax expense                           (424)
                                                     --------
     Gain on sale of discontinued operations            $620
                                                     --------
                                                     --------

16. Sale of GPS:

   On May 27, 1994, the Company sold all of the outstanding shares of capital stock of GPS to Pioneer Chlor Alkali Investments, Inc. ("Pioneer") for approximately $3,515,000, of which a substantial portion was represented by a promissory note of Pioneer. The promissory note, secured by the assets of GPS and by a pledge of the GPS stock, was paid in full in March 1995. In 1994, the Company recognized a pretax gain on the sale of GPS stock, net of related expenses, of $9,000.

   In addition, the Company recorded additional consideration from Pioneer of $217,000 in 1994 for a covenant not to compete, the amount of which was based on revenue of GPS.

                                ARDEN GROUP, INC.
                           and consolidated subsidiary

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                      (In Thousands, Except Per Share Data)

                                                    Discontinued Operations (2)
                                                 -----------------------------------
                Continuing Operations              Operations       Net Gain On Sale
          -----------------------------------    ------------------------------------
                                       Income             Income             Income                   (Loss)    Net   Net Income
                   Gross    Income     (Loss)    Income   (Loss)    Income   (Loss)    Extraordinary    Per   Income    (Loss)
Quarter   Sales    Profit   (Loss)   Per Share  (Loss)  Per Share  (Loss)  Per Share      Item       Share   (Loss)  Per Share
-------   -----    -------  -------  ---------  ------  ---------  ------  ---------  -------------  ------  ------  ----------
1992
 First    $60,382  $22,319  $  (30)   $(.02)    $ (394) $ (.25)                          $(406)      $(.25) $ (770)  $ (.48)
 Second    62,093   23,120     934      .58        512     .32                                               1,446      .90
 Third     62,114   23,530   1,139      .71        214     .13                                               1,353      .84
 Fourth    65,778   24,825   2,171     1.35        283     .17                                               2,454     1.52
1993
 First    $60,261  $22,247  $  596    $ .37     $  475  $  .29                                              $1,071   $  .66
 Second    61,869   23,481   1,053      .65        526     .33                                               1,579      .98
 Third     61,719   24,037   1,239      .77      1,019     .63      1,838     1.14                           4,096     2.54
 Fourth    63,063   24,385     950      .59        196     .12     (1,218)    (.75)                            (72)    (.04)
1994
 First    $63,151  $23,926  $  547    $ .34                                                                 $  547   $  .34
 Second    61,625   23,790   1,667     1.03                                                                  1,667     1.03
 Third     59,702   23,374   1,254      .81                                                                  1,254      .81
 Fourth    61,721   23,931   1,381(3)  1.04                                                                  1,381     1.04(1)


(1) Earnings per share is calculated on the weighted average outstanding shares in the quarter.  The outstanding shares were reduced at the end of the third quarter of 1994 by the shares purchased by the Company pursuant to its self-tender offer.
(2) See Note 15 of Notes to Financial Statements.
(3) See Note 12 of Notes to Financial Statements.

                                ARDEN GROUP, INC.
                           and consolidated subsidiary

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In Thousands)

                                                    Additions Charged to
                                       Balance at   --------------------
                                        Beginning                Other                   Balance at
     Description                         of Year    Expenses    Accounts   Deductions   End of Year
------------------------------------   ----------   --------    --------   ----------   -----------
Fiscal Year Ended December 31, 1994:
   Allowance for doubtful notes and
      accounts receivable (1)              $639        $348                    $138(2)      $708
                                                                                141(3)

Fiscal Year Ended January 1, 1994:
   Allowance for doubtful notes and
      accounts receivable (1)              $354        $560                    $275(2)      $639

Fiscal Year Ended January 2, 1993:
   Allowance for doubtful notes and
      accounts receivable (1)              $256        $190                     $92(2)      $354

(1) These reserves are deducted from the related items in the balance sheet.
(2) Specific items charged to qualifying accounts and reserves.
(3) Transferred to buyer upon sale of subsidiary.


                           ARDEN GROUP, INC.
                     and consolidated subsidiary

                           INDEX TO EXHIBITS

Exhibit
-------
2.1     Asset Purchase Agreement dated September 1, 1993 by and
        among Telautograph Corporation, Arden Group, Inc., Danka
        Industries, Inc. and Danka Business Systems PLC filed as
        Exhibit 2.1 to the Form 8-K of Arden Group, Inc. dated
        September 30, 1993 and incorporated herein by reference.

3.1     Restated Certificate of Incorporation of Arden Group, Inc.
        dated November 7, 1988 filed as Exhibit 3.1 to the Annual
        Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 31, 1988 and incorporated herein by reference.

3.2 Amended and Restated By-Laws of Arden Group, Inc. (as amended and restated as of June 25, 1991) filed as Exhibit
        3.2 to the Annual Report on Form 10-K of Arden Group, Inc.
        for the fiscal year ended January 2, 1993 and incorporated herein by reference.

4.1     Indenture dated as of September 1, 1964 between Arden Farms
        Co. and Security First National Bank, as Trustee, pertaining to 6% Subordinated Income Debentures, due
        September 1, 2014, filed as Exhibit 4.2 to Registration
        Statement on Form S-1 of Arden Group, Inc. and Arden-
        Mayfair, Inc., Registration No. 2-58687, and incorporated herein by reference.

4.1.1 First Supplemental Indenture dated as of November 7, 1978, to Indenture which is Exhibit 4.2, filed as Exhibit 7 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 30, 1978 and incorporated herein by reference.

4.1.2 Second Supplemental Indenture dated as of November 7, 1978, to Indenture which is Exhibit 4.2, filed as Exhibit 8 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 30, 1978 and incorporated herein by reference.

4.1.3   Third Supplemental Indenture dated April 24, 1981, to
        Indenture which is Exhibit 4.2, filed as Exhibit 4.2.3 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended April 4, 1981 and incorporated herein by reference.

10.1*   Employment Agreement dated May 13, 1988 by and among Arden
        Group, Inc., Arden-Mayfair, Inc., Telautograph Corporation and Gelson's Markets and Bernard Briskin, filed as Exhibit
        10 to the Quarterly Report on Form 10-Q of Arden Group,
        Inc. for the quarter ended July 2, 1988 and incorporated herein by reference.


Exhibit
-------
10.2*   Amendment to Employment Agreement dated April 27, 1994 by
        and between Arden Group, Inc., Arden-Mayfair, Inc., AMG
        Holdings, Inc. and Gelson's Markets and Bernard Briskin,
        filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended April 2, 1994
        and incorporated herein by reference.

10.3* Extension Agreement dated January 4, 1981 regarding promissory notes held by the Registrant between Arden
        Group, Inc. and Bernard Briskin, filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended July 4, 1981 and incorporated herein by reference.

10.4* Extension Agreement dated January 1, 1984 regarding promissory notes held by the Registrant between Arden
        Group, Inc. and Bernard Briskin filed as Exhibit 19.1 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended September 29, 1984 and incorporated herein by reference.

10.5* Extension Agreement dated May 13, 1988 regarding promissory notes held by the Registrant between Arden Group, Inc. and Bernard Briskin filed as Exhibit 10.11 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended
        December 31, 1988 and incorporated herein by reference.

10.6*   Modification and Fourth Extension Agreement dated as of
        January 1, 1994 regarding promissory notes held by the Registrant between Arden Group, Inc. and Bernard Briskin, filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended April 2, 1994 and incorporated herein by reference.

10.7 Form of Indemnification Agreement between the Registrant and the Directors and certain officers, filed as Exhibit
        10.13 to the Annual Report on Form 10-K of Arden Group,
        Inc. for the year ended December 29, 1990 and incorporated herein by reference.

10.8*   Amended Loan and Stock Pledge Agreement dated November 4,
        1993 regarding promissory notes held by the Registrant between Arden Group, Inc. and Bernard Briskin, filed as
        Exhibit 10.6 to the Annual Report on Form 10-K of Arden
        Group, Inc. for the year ended January 1, 1994 and incorporated herein by reference.

21.     Subsidiaries of Registrant.

27.     Financial Data Schedules.

* Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report.