Form 10-Q
period 1995-04-01
ARDEN GROUP INC
filed 1995-05-15
CIK 225051

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ____________

                                   FORM  10-Q

(Mark One)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---      EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 1995
                               -------------

                                      OR

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                         Commission file number 0-9904
                                                ------

                                 ARDEN GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              95-3163136
- -------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


2020 South Central Avenue, Compton, California                     90220
- ----------------------------------------------                  ----------
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code            (310) 638-2842
                                                              --------------

                                   No Change
             ---------------------------------------------------
             Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
Yes   X   No       .
    -----    -----

The number of shares outstanding of the registrant's classes of common stock as of April 1, 1995 was:

                        970,866 of Class A common stock
                        343,246 of Class B common stock

This report contains a total of 12 pages including exhibits.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
BALANCE SHEETS (Unaudited)
(In Thousands)


                                  A S S E T S

                                                April 1,     December 31,
                                                  1995           1994
                                                --------     ------------
Current assets:

  Cash and cash equivalents                     $24,564         $19,241
  Marketable securities                          17,922          19,700
  Notes and accounts receivable, net              6,865           8,580
  Inventories                                     9,710          10,665
  Prepaid and other                               2,278           2,181
                                                -------         -------
     Total current assets                        61,339          60,367

Notes and contracts receivable                      112           1,366

Property for resale or sublease, at lower
  of cost or market                               1,554           1,539

Property, plant and equipment, at cost less
  accumulated depreciation and amortization
  of $23,386 and $22,713, respectively           26,483          26,225

Other assets                                      1,796           1,825
                                                -------         -------

     Total assets                               $91,284         $91,322
                                                =======         =======


                      See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
BALANCE SHEETS (Unaudited)
(In Thousands)


                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     April 1,     December 31,
                                                       1995           1994
                                                     --------     ------------
Current liabilities:

  Accounts payable, trade                             $9,112          $9,994
  Other current liabilities                           12,930          13,193
  Current portion of long-term debt                      649             674
                                                     -------         -------
     Total current liabilities                        22,691          23,861

Long-term debt, including obligations under capital
 leases of $4,444 and $4,541, respectively             6,318           6,465

Deferred income taxes                                  1,200           1,109

Other liabilities                                      1,815           2,051
                                                     -------         -------
     Total liabilities                                32,024          33,486
                                                     -------         -------

Commitments and contingent liabilities

Stockholders' equity:

  Class A common stock                                   327             327
  Class B common stock                                    86              86
  Capital surplus                                      6,413           6,413
  Notes receivable from officer/director                (443)           (442)
  Retained earnings                                   56,630          55,205
                                                     -------         -------
                                                      63,013          61,589

  Less:  treasury stock, at cost                       3,753           3,753
                                                     -------         -------
     Total stockholders' equity                       59,260          57,836
                                                     -------         -------
     Total liabilities and stockholders' equity      $91,284         $91,322
                                                     =======         =======


                      See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands Except Per Share and Other Data)

                                                                    Thirteen Weeks Ended
                                                              ------------------------------
                                                              April 1, 1995    April 2, 1994
                                                              -------------    -------------
Sales                                                             $59,941          $63,151

Cost of sales                                                      36,732           39,225
                                                                ---------        ---------
     Gross profit                                                  23,209           23,926
Delivery, selling, general and administrative expenses             21,727           22,342
                                                                ---------        ---------
     Operating income                                               1,482            1,584
Interest, dividend and other income (expense), net                     92              222
Net unrealized gain (loss) on marketable securities                   761             (893)
                                                                ---------        ---------
     Income before income taxes                                     2,335              913
Income tax provision                                                  910              366
                                                                ---------        ---------
     Net income                                                    $1,425             $547
                                                                =========        =========

Net income per common share                                         $1.08            $ .34
                                                                =========        =========
Weighted average common shares outstanding                      1,314,112        1,612,724
                                                                =========        =========


                      See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                                                    Thirteen Weeks Ended
                                                              ------------------------------
                                                              April 1, 1995    April 2, 1994
                                                              -------------    -------------
Cash flows from operating activities:
  Cash received from customers                                    $60,579         $63,739
  Cash paid to suppliers and employees                            (58,668)        (61,275)
  Interest and dividends received                                     629             693
  Interest paid                                                      (207)           (395)
  Income taxes paid                                                  (305)            (19)
                                                                  -------         -------
       Net cash provided by operating activities                    2,028           2,743
                                                                  -------         -------

Cash flows from investing activities:
  Capital expenditures                                             (1,085)         (3,579)
  Investment in marketable securities                               2,046          (2,374)
  Proceeds from sale of GPS                                         2,500
  Proceeds from the sale of property, plant and
     equipment, liquor licenses and leasehold interests                 6               5
  Payments received on notes from the sale of property,
     plant and equipment and liquor licenses                                           16
                                                                  -------         -------
       Net cash provided by (used in) investing activities          3,467          (5,932)
                                                                  -------         -------

Cash flows from financing activities:
  Payments related to sale of discontinued operations                              (2,314)
  Principal payments under capital lease obligations                 (126)           (263)
  Payment of loan from officer/director                                             1,000
  Principal payments on long-term debt                                (46)           (684)
                                                                  -------         -------
       Net cash used in financing activities                         (172)         (2,261)
                                                                  -------         -------

Net increase (decrease) in cash                                     5,323          (5,450)

Cash at beginning of year                                          19,241          39,526
                                                                  -------         -------
Cash at end of quarter                                            $24,564         $34,076
                                                                  =======         =======


                      See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

Reconciliation of net income to net cash provided by operating activities:
- -------------------------------------------------------------------------

                                                                           Thirteen Weeks Ended
                                                                     ------------------------------
                                                                     April 1, 1995    April 2, 1994
                                                                     -------------    -------------
Net income                                                               $1,425             $547

Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                          841              988
     Unrealized (gain) loss on marketable securities                       (761)             893
     Loss on sale of marketable securities                                  493               67
     Noncompete payment on sale of GPS                                      (75)
     Provision for losses on accounts and notes receivable                   26               44
     Net (gain) loss from the sale of property, plant and equipment,
       liquor licenses and early lease terminations                           2               (2)
     Notes receivable from officer/director                                  (1)              (4)

Change in assets and liabilities net of effects from noncash investing and financing activities:

  (Increase) decrease in assets:
     Notes and accounts receivable                                          518            1,191
     Inventories                                                            955              288
     Prepaid expenses                                                       (97)            (519)
     Other assets                                                            (8)             (62)

  Increase (decrease) in liabilities:
     Accounts payable and other current liabilities                      (1,145)             (50)
     Deferred income taxes                                                 (236)            (453)
     Other liabilities                                                       91             (185)
                                                                         ------           ------
  Net cash provided by operating activities                              $2,028           $2,743
                                                                         ======           ======



                      See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

These financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the periods presented.

1. Basis of Presentation and Principles of Consolidation:
   ------------------------------------------------------

   The consolidated financial statements of Arden Group, Inc. (the Company") include the accounts of the Company and its direct and indirect subsidiaries. Intercompany balances and transactions are eliminated. On
   May 27, 1994, the Company sold GPS Pool Supply, Inc. ("GPS") and therefore, after that date, operates exclusively in the supermarket business.

2. Arbitration Award:
   ------------------

   As a result of an arbitration hearing in April 1994, the Company was awarded $1,750,000 for parts inventory which was purchased by Danka Industries, Inc. as part of the sale of the Company's communication equipment business in 1993. The valuation of such inventory had been in dispute. No amount with respect to this inventory had been included in the 1993 gain from the sale of such business. Additionally, there is a second arbitration with regard to certain items on the closing balance sheet of the communication equipment business which are being disputed. The Company does not believe adjustments resulting from the second arbitration, if any, will have a material adverse impact on its financial position. However, due to the uncertainty of the outcome of this arbitration, no income or expenses related to the first arbitration and no expenses related to the second arbitration have been recognized in the statements of operations of the Company.

3. Net Income Per Share:
   ---------------------

   Net income per share is based on the weighted average number of common shares outstanding during the period. Due to the purchase of 298,612 shares Class A common stock in 1994, the weighted average number of shares is reduced in the first quarter of 1995 compared to the first quarter of 1994 which calculation resulted in higher earnings per share in the first quarter of 1995 as compared to the first quarter of 1994.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Quarter Analysis
- ----------------------

During the first quarter of 1995, the Company had net income of $1,425,000 compared to net income of $547,000 during the first quarter of 1994. Pretax income was $2,335,000 for the first quarter of 1995 compared to pretax income of $913,000 for the first quarter of 1994. As described below, included in the first quarter of 1995 income is $761,000 of net unrealized gains related to marketable securities as compared to net unrealized losses of $893,000 in the first quarter of 1994.

During the first quarter of 1995, the Company's operating income from its supermarket operations was $1,482,000 compared to operating income of $1,796,000 during the first quarter of 1994. Sales from the Company's
12 supermarkets in the greater Los Angeles area were $59,941,000 in the first quarter of 1995, a decrease of 1.4% from the first quarter of 1994, when sales were $60,813,000. Part of the sales decrease is attributable to the timing of the Passover/Easter holidays which occurred in the second quarter in 1995 versus the first quarter of 1994. Additionally, sales have been negatively impacted by competitors opening new stores. In November 1993, the Company purchased a neighborhood shopping center in Calabasas, California and plans, in 1995, to develop a new neighborhood shopping center on the site which will include a Gelson's market. The Company has also signed two long-term leases to open new Gelson's markets subject to the Company's due diligence receipt of necessary entitlements and the developer fulfilling certain conditions. The Company is continually searching for additional store locations.

The Company's gross profit from supermarket operations as a percentage of sales was 38.7% in the first quarter of 1995 compared to 38.6% in the same period of 1994.

Delivery, selling, general and administrative ("DSG&A") expenses for supermarket operations as a percentage of sales were 36.2% in the first quarter of 1995 compared to 35.6% the first quarter of 1994. In the first quarter of 1994 the Company recorded a charge to operations of $1,300,000 to cover the estimated uninsured portion of losses related to the January 17, 1994 earthquake centered in Northridge, California. This increase in DSG&A expense was partially offset by contractual credits taken against health and welfare payments due the retail clerks and meat cutters unions of approximately $1,100,000 (non-recurring in 1995). In 1995, the Company experienced higher supply costs due to increased paper cost and higher union medical and pension costs.

The swimming pool chemical processing and distribution operations, conducted by GPS, was sold on May 27, 1994; therefore, the first quarter of 1995 does not reflect any GPS operating results. The first quarter of 1994 reflects a GPS operating loss of $212,000 on sales of $2,338,000.

Interest and dividend income was $688,000 in the first quarter of 1995 compared to $676,000 for the same period in 1994. Decreased levels of short-term investments were offset by an increase in earnings rates.

Interest expense decreased to $184,000 in the first quarter of 1995 from $360,000 in the first quarter of 1994. The Company paid off, at maturity, the $634,000 balance of a mortgage in the first quarter of 1994 and the $4,663,000 balance of another mortgage in the second quarter of 1994.

Other income (expense) includes realized losses on the sale of marketable securities of $493,000 and $67,000 in the first quarters of 1995 and 1994, respectively.

In the first quarter of 1995, the market value of the Company's holdings in marketable securities increased. The Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which became effective for fiscal years beginning after December 15, 1993, requires that unrealized holding gains and losses for certain marketable securities shall be included in the determination of net income. As a result, net unrealized gains of $761,000 related to marketable securities were recognized in the first quarter of 1995 compared to net unrealized losses of $893,000 in the first quarter of 1994.

CAPITAL EXPENDITURES/LIQUIDITY

The Company plans to utilize cash-on-hand (including marketable securities) and cash flow from operations to fund capital expenditures in 1995. There have been no material changes in the utilization of the Company's lines of credit.

In March 1995, the $2,425,000 outstanding balance of the promissory note due the Company by the purchaser of GPS Pool Supply, Inc. was paid in full.

                         PART II. OTHER INFORMATION

Items 1. through 5.
- -------------------

   Not applicable.

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

(a) Exhibits:

    Exhibit 27 - Financial Data Schedules

(b) Reports on Form 8-K:

    None



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ARDEN GROUP, INC.
                                  -----------------------------------------
                                                 Registrant



Date      May 15, 1995                        ERNEST T. KLINGER
     ---------------------        -----------------------------------------

                                              Ernest T. Klinger
                                  Vice President Finance and Administration
                                         and Chief Financial Officer
                                            (Authorized Signatory)

                               ARDEN GROUP, INC.
                         and consolidated subsidiary

                               INDEX TO EXHIBITS

Exhibit
- -------

27.  Financial Data Schedules.