Form 10-Q
period 1995-06-30
ARDEN GROUP INC
filed 1995-08-14
CIK 225051

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                _____________

                                  FORM 10-Q

(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 1995
                               ------------

                                      OR

/___/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                        Commission file number 0-9904
                                               ------

                              ARDEN GROUP, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                                       95-3163136
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

2020 South Central Avenue, Compton, California               90220
----------------------------------------------             ----------
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code         (310) 638-2842
                                                           --------------

                                  No Change
--------------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
the filing requirements for at least the past 90 days.    Yes__X__   No_____.

The number of shares outstanding of the registrant's classes of common stock as of July 1, 1995 was:

                   970,866 of Class A common stock
                   343,246 of Class B common stock

This report contains a total of 14 pages including exhibits.

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
BALANCE SHEETS (Unaudited)
(In Thousands)


                                 A S S E T S

                                                      JULY 1,      DECEMBER 31,
                                                        1995           1994
                                                      -------      ------------
Current assets:

  Cash and cash equivalents                           $25,614         $19,241
  Marketable securities                                17,722          19,700
  Notes and accounts receivable, net                    6,880           8,580
  Inventories                                           9,559          10,665
  Prepaid and other                                     2,141           2,181
                                                      -------         -------
    Total current assets                               61,916          60,367

Notes and contracts receivable                             70           1,366

Property for resale or sublease, at lower
  of cost or market                                     1,567           1,539

Property, plant and equipment, at cost less
  accumulated depreciation and amortization
  of $24,098 and $22,713, respectively                 27,079          26,225

Other assets                                            1,832           1,825
                                                      -------         -------

    Total assets                                      $92,464         $91,322
                                                      -------         -------
                                                      -------         -------

                      See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
BALANCE SHEETS (Unaudited)
(In Thousands)


                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      JULY 1,      DECEMBER 31,
                                                        1995           1994
                                                      -------      ------------
Current liabilities:

  Accounts payable, trade                             $ 9,026         $ 9,994
  Other current liabilities                            12,153          13,193
  Current portion of long-term debt                       623             674
                                                      -------         -------
    Total current liabilities                          21,802          23,861

Long-term debt, including obligations under capital
  leases of $4,346 and $4,541, respectively             6,169           6,465

Deferred income taxes                                   1,337           1,109

Other liabilities                                       1,650           2,051
                                                      -------         -------
    Total liabilities                                  30,958          33,486
                                                      -------         -------

Commitments and contingent liabilities

Stockholders' equity:

  Class A common stock                                    327             327
  Class B common stock                                     86              86
  Capital surplus                                       6,413           6,413
  Notes receivable from officer/director                 (443)           (442)
  Retained earnings                                    58,876          55,205
                                                      -------         -------
                                                       65,259          61,589

  Less:  treasury stock, at cost                        3,753           3,753
                                                      -------         -------
    Total stockholders' equity                         61,506          57,836
                                                      -------         -------
    Total liabilities and stockholders' equity        $92,464         $91,322
                                                      -------         -------
                                                      -------         -------




                      See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands Except Per Share and Other Data)



                                                 THIRTEEN WEEKS ENDED    TWENTY-SIX WEEKS ENDED
                                                 ---------------------   ----------------------
                                                  JULY 1,     JULY 2,     JULY 1,      JULY 2,
                                                    1995        1994        1995         1994
                                                 ---------   ---------   ---------    ---------
Sales                                              $60,317     $61,625    $120,258     $124,776

Cost of sales                                       36,575      37,835      73,307       77,060
                                                 ---------   ---------   ---------    ---------
    Gross profit                                    23,742      23,790      46,951       47,716

Delivery, selling, general and administrative
  expenses                                          21,121      20,915      42,848       43,257
                                                 ---------   ---------   ---------    ---------
    Operating income                                 2,621       2,875       4,103        4,459

Interest, dividend and other income
  (expense), net                                       671         321         763          543

Net unrealized gain (loss) on marketable
  securities                                           427        (411)      1,188       (1,304)
                                                 ---------   ---------   ---------    ---------
    Income before income taxes                       3,719       2,785       6,054        3,698

Income tax provision                                 1,473       1,118       2,383        1,484
                                                 ---------   ---------   ---------    ---------
    Net income                                      $2,246      $1,667      $3,671       $2,214
                                                 ---------   ---------   ---------    ---------
                                                 ---------   ---------   ---------    ---------


Net income per common share                          $1.71       $1.03       $2.79        $1.37
                                                 ---------   ---------   ---------    ---------
                                                 ---------   ---------   ---------    ---------
Weighted average common shares
  outstanding                                    1,314,112   1,612,721   1,314,112    1,612,721
                                                 ---------   ---------   ---------    ---------
                                                 ---------   ---------   ---------    ---------






                      See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                                         TWENTY-SIX WEEKS ENDED
                                                         ----------------------
                                                         JULY 1,        JULY 2,
                                                           1995           1994
                                                         --------       --------
Cash flows from operating activities:
  Cash received from customers                           $120,881       $124,609
  Cash paid to suppliers and employees                   (116,335)      (118,950)
  Interest and dividends received                           1,329          1,456
  Interest paid                                              (353)          (739)
  Income taxes paid                                        (1,665)        (1,104)
                                                         --------       --------
    Net cash provided by operating activities               3,857          5,272
                                                         --------       --------

Cash flows from investing activities:
  Capital expenditures                                     (2,497)        (4,422)
  Sale of (investment in) marketable securities             2,803        (11,179)
  Proceeds from sale of GPS                                 2,511            (43)
  Proceeds from the sale of property, plant and
    equipment, liquor licenses and leasehold interests         45             22
  Payments received on notes from the sale of property,
    plant and equipment and liquor licenses                     1             18
                                                         --------       --------
    Net cash provided by (used in) investing activities     2,863        (15,604)
                                                         --------       --------

Cash flows from financing activities:
  Payments related to sale of discontinued operations                     (2,413)
  Principal payments under capital lease obligations         (254)          (621)
  Payment of loan from officer/director                                    1,000
  Principal payments on long-term debt                        (93)        (5,397)
                                                         --------       --------
    Net cash used in financing activities                    (347)        (7,431)
                                                         --------       --------

Net increase (decrease) in cash                             6,373        (17,763)

Cash and cash equivalents at beginning of year             19,241         39,526
                                                         --------       --------
Cash and cash equivalents at end of quarter              $25,614         $21,763
                                                         --------       --------
                                                         --------       --------

                      See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

Reconciliation of net income to net cash provided by operating activities:
-------------------------------------------------------------------------

                                                                      TWENTY-SIX WEEKS ENDED
                                                                      ----------------------
                                                                      JULY 1,        JULY 2,
                                                                        1995           1994
                                                                      -------        -------
Net income                                                             $3,671         $2,214

Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                       1,679          1,938
    Unrealized (gain) loss on marketable securities                    (1,188)         1,304
    Loss on sale of marketable securities                                 363            352
    Noncompete payment on sale of GPS                                     (86)
    Provision for losses on accounts and notes receivable                  80             71
    Net (gain) loss from the sale of property, plant and equipment,
      liquor licenses and early lease terminations                        (35)            10
    Notes receivable from officer/director                                 (1)            (7)
    Gain on sale of GPS                                                                  (93)

Change in assets and liabilities net of effects from noncash investing and financing activities:

  (Increase) decrease in assets:
    Notes and accounts receivable                                         490            316
    Inventories                                                         1,106             80
    Prepaid and other                                                      40           (540)
    Other assets                                                          (81)           (48)

  Increase (decrease) in liabilities:
    Accounts payable and other current liabilities                     (2,008)           437
    Deferred income taxes                                                (401)          (386)
    Other liabilities                                                     228           (376)
                                                                     --------        -------
Net cash provided by operating activities                              $3,857         $5,272
                                                                     --------        -------
                                                                     --------        -------




                      See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

These financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the periods presented.

1. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION:

   The consolidated financial statements of Arden Group, Inc. (the "Company") include the accounts of the Company and its direct and indirect subsidiaries. Intercompany balances and transactions are eliminated. On May 27, 1994, the Company sold GPS Pool Supply, Inc. ("GPS") and therefore, after that date, operates exclusively in the supermarket business.

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

3. NET INCOME PER SHARE:

   Net income per share is based on the weighted average number of common shares outstanding during the period. Due to the purchase of 298,612 shares of Class A common stock in the third and fourth quarters of 1994, the weighted average number of shares is reduced in the second quarter and first half of 1995 compared to the same periods of 1994, which calculation in part resulted in higher earnings per share in the second quarter and first half of 1995 as compared to the same periods of 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER ANALYSIS

During the second quarter of 1995, the Company had net income of $2,246,000 compared to net income of $1,667,000 during the second quarter of 1994. Pretax income was $3,719,000 for the second quarter of

1995 compared to pretax income of $2,785,000 for the second quarter of 1994. As described below, included in the second quarter of 1995 income is $427,000 of net unrealized gains related to marketable securities as compared to net unrealized losses of $411,000 in the second quarter of 1994.

During the second quarter of 1995, the Company's operating income from its supermarket operations was $2,621,000 compared to operating income of $2,850,000 during the second quarter of 1994. Sales from the Company's 12 supermarkets in the greater Los Angeles area were $60,317,000 in the second quarter of 1995, an increase of 1.6% from the second quarter of 1994, when sales were $59,351,000. Much of the comparative second quarter sales increase is attributable to the timing of the Passover/Easter holidays which occurred in the second quarter in 1995 versus the first quarter in 1994. However, sales have been negatively impacted by competitors opening new stores within Gelson's trading areas. In November 1993, the Company purchased a neighborhood shopping center in Calabasas, California and is currently developing a new neighborhood shopping center on the site which will include a Gelson's market scheduled to open in late 1995. The Company has also secured an option to purchase a piece of real estate and signed two long-term leases, with the intent to open three new Gelson's markets, subject to the Company's due diligence, receipt of necessary entitlements and the developer fulfilling certain conditions. The Company is continually searching for additional store locations.

The Company's gross profit from supermarket operations as a percentage of sales was 39.4% in the second quarter of 1995 compared to 39.0% in the same period of 1994 due to a sales mix in 1995 favoring higher gross margin categories.

Delivery, selling, general and administrative ("DSG&A") expenses for supermarket operations as a percentage of sales were 35.0% in the second quarter of 1995 compared to 34.2% the second quarter of 1994. In the second quarter of 1995 the Company recognized contractual credits taken against health and welfare payments due the retail clerks and meat cutters unions of approximately $542,000 (versus $1,380,000 in 1994). The Company will recognize approximately $450,000 in remaining health and welfare credits in the third quarter of 1995 compared to $38,000 recognized in the third quarter of 1994. Improved claims history resulted in lower workers' compensation expense in 1995 compared to 1994.

The swimming pool chemical processing and distribution operations, conducted by GPS, was sold on May 27, 1994; therefore, the second quarter of 1995 does not reflect any GPS operating results. The second quarter of 1994 reflects a GPS operating gain of $25,000 on sales of $2,274,000.

Interest and dividend income was $739,000 in the second quarter of 1995 compared to $885,000 for the same period in 1994. Decreased levels of short-term investments were partially offset by an increase in earnings rates.

Interest expense decreased to $177,000 in the second quarter of 1995 from $344,000 in the second quarter of 1994. The Company paid off, at maturity, the $634,000 balance of a mortgage in the first quarter of 1994 and the $4,663,000 balance of another mortgage in the second quarter of 1994.

Other income (expense) includes realized gains (losses) on the sale of marketable securities of $130,000 and ($285,000) in the second quarters of 1995 and 1994, respectively.

In the second quarter of 1995, the market value of the Company's holdings in marketable securities increased. The Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which became effective for fiscal years beginning after December 15, 1993, requires that unrealized holding gains and losses for certain marketable securities shall be included in the determination of net income. As a result, net unrealized gains of $427,000 related to marketable securities were reported in the second quarter of 1995 compared to net unrealized losses of $411,000 in the second quarter of 1994.

YEAR-TO-DATE ANALYSIS

During the first six months of 1995, the Company had net income of $3,671,000 compared to net income of $2,214,000 during the first six months of 1994. Pretax income was $6,054,000 for the first six months of 1995 compared to pretax income of $3,698,000 for the first six months of 1994. As described below, included in the first six months of 1995 income is $1,188,000 of net unrealized gains related to marketable securities as compared to net unrealized losses of $1,304,000 in the first six months of 1994.

During the first six months of 1995, the Company's operating income from its supermarket operations was $4,103,000 compared to operating income of $4,646,000 during the first six months of 1994. Sales from the Company's 12 supermarkets in the greater Los Angeles area were $120,258,000 in the first six months of 1995, virtually unchanged from the first six months of 1994, when sales were $120,164,000. Sales have been negatively impacted by competitors opening new stores in Gelson's trading areas. In November 1993, the Company purchased a neighborhood shopping center in Calabasas, California and is currently developing a new neighborhood shopping center on the site which will include a Gelson's market scheduled to open in late 1995. The Company has also secured an option to purchase a parcel of real estate and has signed two long-term leases, with the intent to open three new Gelson's markets, subject to the Company's due diligence, receipt of necessary entitlements and the developer fulfilling certain conditions. The Company is continually searching for additional store locations.

The Company's gross profit from supermarket operations as a percentage of sales was 39.0% in the first six months of 1995 compared to 38.8% in the same period of 1994.

Delivery, selling, general and administrative ("DSG&A") expenses for supermarket operations as a percentage of sales were 35.6% in the first six months of 1995 compared to 34.9% the first six months of 1994. In the first six months of 1994 the Company recorded a charge to operations of $1,300,000 to cover the estimated uninsured portion of losses related to the January 17, 1994 earthquake centered in Northridge, California. This increase in DSG&A expense was partially offset by contractual credits taken in 1994 against health and welfare payments due the retail clerks and meat cutters unions of approximately $2,460,000 (versus credits of $542,000 in 1995). Improved claims history resulted in lower workers' compensation expense in 1995 compared to 1994.

The swimming pool chemical processing and distribution operations, conducted by GPS, was sold on May 27, 1994; therefore, the first six months of 1995 does not reflect any GPS operating results. The first six months of 1994 reflects a GPS operating loss of $187,000 on sales of $4,612,000.

Interest and dividend income was $1,427,000 in the first six months of 1995 compared to $1,561,000 for the same period in 1994. Decreased levels of short-term investments were partially offset by an increase in earnings rates.

Interest expense decreased to $361,000 in the first six months of 1995 from $704,000 in the first six months of 1994. The Company paid off, at maturity, the $634,000 balance of a mortgage in the first quarter of 1994 and the $4,663,000 balance of another mortgage in the second quarter of 1994.

Other income (expense) includes realized losses on the sale of marketable securities of $363,000 and $352,000 in the first six months of 1995 and 1994, respectively.

In the first six months of 1995, the market value of the Company's holdings in marketable securities increased. As a result, net unrealized gains of $1,188,000 related to marketable securities were reported in the first six months of 1995 compared to net unrealized losses of $1,304,000 in the first six months of 1994.

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

                         PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of Stockholders was held on June 27, 1995.

(b) Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement. One management nominee was elected by Class A shareholders and two management nominees were elected by Class B stockholders. They are as follows:


                                                             VOTES
                                                           ---------
              Class A:  Daniel Lembark
                           For                               911,106
                           Against                                 0
                           Abstain                             1,351

              Class B:  Bernard Briskin - For              3,420,640
                        John G. Danhakl - For              3,420,640


     There were no votes against or abstaining on Class B stock.

     Continuing directors whose terms of office do not expire until 1996 or 1997 are:

              Robert A. Davidow                  Frederick A. Schnell
              Stuart A. Krieger                  Ben Winters

(c) At the meeting, the selection of Coopers & Lybrand, independent certified public accountants, to audit the books, records and accounts of the Company and its consolidated subsidiaries for the 1995 fiscal year was approved by the following vote:

                                            CLASS A STOCK       CLASS B STOCK
                                            -------------       -------------
         For                                   910,681            3,420,640
         Against                                   616                    0
         Abstain                                 1,160                    0

     Broker non-votes were 150 shares of Class A stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K:

     None

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ARDEN GROUP, INC.
                                       -----------------------------------------
                                                      Registrant

Date     August 11, 1995                           ERNEST T. KLINGER
     -----------------------           -----------------------------------------
                                                   Ernest T. Klinger
                                       Vice President Finance and Administration
                                               and Chief Financial Officer
                                                  (Authorized Signatory)

                              ARDEN GROUP, INC.
                         and consolidated subsidiary



                              INDEX TO EXHIBITS
                              -----------------

EXHIBIT
-------
27.         Financial Data Schedule.