Form 10-Q
period 1995-09-30
ARDEN GROUP INC
filed 1995-11-13
CIK 225051

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  ____________

                                   FORM  10-Q

(Mark One)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
          EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------
                                       OR

______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                          Commission file number 0-9904
                                                 ------

                                ARDEN GROUP, INC.
                  ------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                    95-3163136
-----------------------------               ------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2020 South Central Avenue, Compton, California                     90220
----------------------------------------------                 --------------
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code          (310) 638-2842
                                                           ------------------
                                    No Change
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

The number of shares outstanding of the registrant's classes of common stock as of September 30, 1995 was:

                         970,866 of Class A common stock
                         343,246 of Class B common stock

This report contains a total of 13 pages including exhibits.

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
BALANCE SHEETS (Unaudited)
(In Thousands)


                                   A S S E T S

                                                          September 30,        December 31,
                                                              1995                1994
                                                          ------------         -----------
Current assets:

   Cash and cash equivalents                                   $27,074             $19,241
   Marketable securities                                        17,371              19,700
   Notes and accounts receivable, net                            7,179               8,580
   Inventories                                                   9,263              10,665
   Prepaid and other                                             1,848               2,181
                                                             ---------           ---------
      Total current assets                                      62,735              60,367

Notes and contracts receivable                                      57               1,366

Property for resale or sublease, at lower
   of cost or market                                             1,578               1,539

Property, plant and equipment, at cost less
   accumulated depreciation and amortization
   of $24,213  and $22,713, respectively                        29,388              26,225

Other assets                                                     1,873               1,825
                                                             ---------           ---------

      Total assets                                             $95,631             $91,322
                                                             ---------           ---------
                                                             ---------           ---------


                         See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
BALANCE SHEETS (Unaudited)
(In Thousands)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           September 30,        December 31,
                                                               1995                1994
                                                          -------------         ------------
Current liabilities:

   Accounts payable, trade                                      $9,261            $  9,994
   Other current liabilities                                    12,332              13,193
   Current portion of long-term debt                               574                 674
                                                             ---------           ---------
        Total current liabilities                               22,167              23,861

Long-term debt, including obligations under capital
   leases of $4,271 and $4,541, respectively                     6,042               6,465

Deferred income taxes                                            1,499               1,109

Other liabilities                                                2,616               2,051
                                                             ---------           ---------
        Total liabilities                                       32,324              33,486
                                                             ---------           ---------

Commitments and contingent liabilities

Stockholders' equity:

   Class A common stock                                            327                 327
   Class B common stock                                             86                  86
   Capital surplus                                               6,413               6,413
   Notes receivable from officer/director                         (443)               (442)
   Retained earnings                                            60,677              55,205
                                                             ---------           ---------
                                                                67,060              61,589

   Less:  treasury stock, at cost                                3,753               3,753
                                                             ---------           ---------
        Total stockholders' equity                              63,307              57,836
                                                             ---------           ---------
        Total liabilities and stockholders' equity             $95,631             $91,322
                                                             ---------           ---------
                                                             ---------           ---------


                         See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands Except Per Share and Other Data)



                                                   Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                                  ------------------------    ---------------------------
                                                  September 30, October 1,    September 30,   October 1,
                                                      1995         1994           1995           1994
                                                    --------     ---------    ------------    -----------

Sales                                                $60,968        $59,702       $181,226       $184,478

Cost of sales                                         37,181         36,328        110,488        113,388
                                                  ----------     ----------     ----------     ----------
        Gross profit                                  23,787         23,374         70,738         71,090

Delivery, selling, general and administrative
   expenses                                           21,656         22,021         64,504         65,278
                                                  ----------     ----------     ----------     ----------
        Operating income                               2,131          1,353          6,234          5,812

Interest, dividend and other income
   (expense), net                                        558            591          1,321          1,134

Net unrealized gain (loss) on marketable
   securities                                            296            164          1,484         (1,140)
                                                  ----------     ----------     ----------     ----------
        Income before income taxes                     2,985          2,108          9,039          5,806

Income tax provision                                   1,184            854          3,567          2,338
                                                  ----------     ----------     ----------     ----------
        Net income                                    $1,801         $1,254         $5,472         $3,468
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------


Net income per common share                            $1.37          $0.81          $4.16          $2.18
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

Weighted average common shares
   outstanding                                     1,314,112      1,557,880      1,314,112      1,594,442
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------


                        See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                                               Thirty-Nine Weeks Ended
                                                          --------------------------------
                                                          September 30,        October 1,
                                                              1995                1994
                                                           -----------        ------------

Cash flows from operating activities:
   Cash received from customers                               $181,549            $184,844
   Cash paid to suppliers and employees                       (171,696)           (176,501)
   Interest and dividends received                               2,035               2,301
   Interest paid                                                  (558)               (767)
   Income taxes paid                                            (3,392)             (1,828)
                                                            ----------          ----------

         Net cash provided by operating activities               7,938               8,049
                                                            ----------          ----------



Cash flows from investing activities:
   Capital expenditures                                         (5,666)             (5,415)
   Sale of (investment in) marketable securities                 3,516              (1,063)
   Proceeds from sale of GPS                                     2,511                 393
   Proceeds from the sale of property, plant and
      equipment, liquor licenses and leasehold interests            56                  32
   Payments received on notes from the sale of property,
      plant and equipment and liquor licenses                        2                  19
                                                            ----------          ----------

         Net cash provided by (used in) investing activities       419              (6,034)
                                                            ----------          ----------



Cash flows from financing activities:
   Purchase and retirement of common stock                                         (14,949)
   Payments related to sale of discontinued operations                              (2,413)
   Principal payments under capital lease obligations             (382)               (879)
   Payment of loan from officer/director                                             1,000
   Principal payments on long-term debt                           (142)             (5,440)
                                                            ----------          ----------

         Net cash used in financing activities                    (524)            (22,681)
                                                            ----------          ----------

Net increase (decrease) in cash                                  7,833             (20,666)

Cash and cash equivalents at beginning of year                  19,241              39,526
                                                            ----------          ----------

Cash and cash equivalents at end of quarter                    $27,074             $18,860
                                                            ----------          ----------
                                                            ----------          ----------


                        See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

Reconciliation of net income to net cash provided by operating activities:
--------------------------------------------------------------------------

                                                                      Thirty-Nine Weeks Ended
                                                                    ---------------------------
                                                                    September 30,    October 1,
                                                                        1995            1994
                                                                     -----------     ----------

Net income                                                                $5,472         $3,468

Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation and amortization                                        2,549          2,794
      Unrealized (gain) loss on marketable securities                     (1,484)         1,140
      Loss on sale of marketable securities                                  297            614
      Provision for losses on accounts and notes receivable                   96             97
      Net (gain) loss from the sale of property, plant and equipment,
         liquor licenses and early lease terminations                        (31)             3
      Notes receivable from officer/director                                  (1)           (11)
      Gain on sale of GPS                                                    (86)           (93)

Change in assets and liabilities net of effects from noncash investing and financing activities:

   (Increase) decrease in assets:
      Notes and accounts receivable                                          187            761
      Inventories                                                          1,402            125
      Prepaid and other                                                      333           (895)
      Other assets                                                          (158)           207

   Increase (decrease) in liabilities:
      Accounts payable and other current liabilities                      (1,593)           668
      Deferred income taxes                                                  390           (337)
      Other liabilities                                                      565           (492)
                                                                      ----------     ----------
   Net cash provided by operating activities                              $7,938         $8,049
                                                                      ----------     ----------
                                                                      ----------     ----------


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

3.   NET INCOME PER SHARE:

     Net income per share is based on the weighted average number of common shares outstanding during the period. Due to the purchase of 298,612 shares of Class A common stock in the third and fourth quarters of 1994, the weighted average number of shares is lower in the third quarter and first nine months of 1995 compared to the same periods of 1994, which calculation in part resulted in higher earnings per share in the third quarter and first nine months of 1995 as compared to the same periods of 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER ANALYSIS

During the third quarter of 1995, the Company had net income of $1,801,000 compared to net income of $1,254,000 during the third quarter of 1994. Pretax income was $2,985,000 for the third quarter of 1995 compared to pretax income of $2,108,000 for the third quarter of 1994. During the third quarter of 1995, the Company's operating income from its supermarket operations was $2,131,000 compared to operating income of $1,353,000 during the third quarter of 1994.

Sales from the Company's 12 supermarkets in the greater Los Angeles area were $60,968,000 in the third quarter of 1995, an increase of 2.1% from the third quarter of 1994, when sales were $59,702,000. Sales have been negatively impacted by competitors opening new stores within Gelson's trading areas. In November 1993, the Company purchased a neighborhood shopping center in Calabasas, California and is currently developing a new neighborhood shopping center on the site which will include a Gelson's market scheduled to open in early 1996. The Company has also secured an option to purchase a piece of real estate and signed two long-term leases, with the intent to open three new Gelson's markets, subject to the Company's due diligence, receipt of necessary entitlements and the developer fulfilling certain conditions. The Company is continually searching for additional store locations. In October 1995, the Company closed a Mayfair Market located in West Hollywood, California and entered into a long-term lease with a tenant.

The Company's gross profit from supermarket operations as a percentage of sales was 39.0% in the third quarter of 1995 compared to 39.2% in the same period of 1994.

Delivery, selling, general and administrative ("DSG&A") expenses for supermarket operations as a percentage of sales were 35.5% in the third quarter of 1995 compared to 36.9% the third quarter of 1994. In the third quarter of 1995 the Company recognized contractual credits against health and welfare payments due the retail clerks and meat cutters unions of approximately $424,000 (versus $38,000 in 1994). Improved claims history resulted in lower workers' compensation expense in 1995 compared to 1994.

Interest and dividend income was $686,000 in the third quarter of 1995 compared to $781,000 for the same period in 1994. Decreased levels of short-term investments were partially offset by an increase in earnings rates.

Interest expense was $183,000 in the third quarter of 1995 compared to $54,000 in the third quarter of 1994.

Other income (expense) includes realized gains (losses) on the sale of marketable securities of $66,000 and ($262,000) in the third quarters of 1995 and 1994, respectively.

In the third quarter of 1995, the market value of the Company's holdings in marketable securities increased. The Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which became effective for fiscal years beginning after December 15, 1993, requires that unrealized holding gains and losses for certain marketable securities shall be included in the determination of net income. As a result, net unrealized gains of $296,000 related to marketable securities were reported in the third quarter of 1995 compared to net unrealized gains of $164,000 in the third quarter of 1994.


YEAR-TO-DATE ANALYSIS

During the first nine months of 1995, the Company had net income of $5,472,000 compared to net income of $3,468,000 during the first nine months of 1994. Pretax income was $9,039,000 for the first nine months of 1995 compared to pretax income of $5,806,000 for the first nine months of 1994. During the first nine months of 1995, the Company's operating income from its supermarket operations was $6,234,000 compared to operating income of $5,999,000 during the first nine months of 1994. As described below, included in the first nine months of 1995 income is $1,484,000 of net unrealized gains related to marketable securities as compared to net unrealized losses of $1,140,000 in the first nine months of 1994.

Sales from the Company's 12 supermarkets in the greater Los Angeles area were $181,226,000 in the first nine months of 1995, an increase of 0.8% from the first nine months of 1994, when sales were $179,866,000. Sales have been negatively impacted by competitors opening new stores in Gelson's trading areas. In November 1993, the Company purchased a neighborhood shopping center in Calabasas, California and is currently developing a new neighborhood shopping center on the site which will include a Gelson's market scheduled to open in early 1996. The Company has also secured an option to purchase a parcel of real estate and has signed two long-term leases, with the intent to open three new Gelson's markets, subject to the Company's due diligence, receipt of necessary entitlements and the developer fulfilling certain conditions. The Company is continually searching for additional store locations. In October 1995, the Company closed a Mayfair Market located in West Hollywood, California and entered into a long-term lease with a tenant.

The Company's gross profit from supermarket operations as a percentage of sales was 39.0% in the first nine months of 1995 compared to 38.9% in the same period of 1994.

Delivery, selling, general and administrative ("DSG&A") expenses for supermarket operations as a percentage of sales were 35.6% for both the first nine months of 1995 and 1994, respectively. In the first quarter of 1994 the Company recorded a charge to operations of $1,300,000 to cover the estimated uninsured portion of losses related to the January 17, 1994 earthquake centered in Northridge, California. Additionally, in 1994 the Company recognized contractual credits against health and welfare payments due the retail clerks and meat cutters unions of approximately $2,500,000 (versus credits of $966,000 in 1995). Improved claims history resulted in lower workers' compensation expense in 1995 compared to 1994.

The swimming pool chemical processing and distribution operations, conducted by GPS, posted an operating loss of $187,000 on sales of $4,612,000 prior to the sale of GPS on May 27, 1994; therefore, the first nine months of 1995 does not reflect any GPS operating results.

Interest and dividend income was $2,113,000 in the first nine months of 1995 compared to $2,342,000 for the same period in 1994. Decreased levels of short-term investments were partially offset by an increase in earnings rates.

Interest expense decreased to $544,000 in the first nine months of 1995 from $758,000 in the first nine months of 1994. The Company paid off, at maturity, a $634,000 balance of a mortgage in the first quarter of 1994 and a $4,663,000 balance of another mortgage in the second quarter of 1994.

Other income (expense) includes realized losses on the sale of marketable securities of $297,000 and $614,000 in the first nine months of 1995 and 1994, respectively.

In the first nine months of 1995, the market value of the Company's holdings in marketable securities increased. As a result, net unrealized gains of $1,484,000 related to marketable securities were reported in the first nine months of 1995 compared to net unrealized losses of $1,140,000 in the first nine months of 1994.


CAPITAL EXPENDITURES/LIQUIDITY

The Company plans to utilize cash-on-hand (including marketable securities), a fixture financing line of credit and cash flow from operations to fund capital expenditures in 1995. There have been no material changes in the utilization of the Company's lines of credit.

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


                                                ARDEN GROUP, INC.
                                        ------------------------------
                                                 Registrant




Date  November 10, 1995                    ERNEST T. KLINGER
    -----------------------            -------------------------------
                                           Ernest T. Klinger
                               Vice President Finance and Administration
                                      and Chief Financial Officer
                                        (Authorized Signatory)

ARDEN GROUP, INC.
                           AND CONSOLIDATED SUBSIDIARY

                                INDEX TO EXHIBITS

EXHIBIT


27.   Financial Data Schedule.