Form 10-K
period 1995-12-30
ARDEN GROUP INC
filed 1996-03-25
CIK 225051

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended  December 30, 1995
                                -----------------
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

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                 Name of each exchange on which registered
 -------------------                 -----------------------------------------
        None                                           None

Securities registered pursuant to Section 12(g) of the Act:


                              Class A Common Stock
                              --------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on March 15, 1996 was:

                        Class A Common Stock  $38,515,188

The number of shares outstanding of the registrant's classes of common stock as of March 15, 1996 was:

                         785,753 of Class A Common Stock
                         343,246 of Class B Common Stock

This report, including the Exhibits, contains a total of 53 pages. An index to the Exhibits appears on pages 49 and 50, inclusive.

                                     PART I

ITEM 1.   BUSINESS;

ITEM 2.   PROPERTIES; AND

ITEM 3.   LEGAL PROCEEDINGS

GENERAL

The Registrant, Arden Group, Inc. (sometimes hereinafter referred to as the "Company"), is a holding company with certain real estate holdings and conducts other operations through its wholly-owned subsidiary, Arden-Mayfair, Inc. ("Arden-Mayfair"). Arden-Mayfair's wholly-owned subsidiary, Gelson's Markets ("Gelson's"), operates supermarkets in the greater Los Angeles, California area. Another wholly-owned subsidiary of Arden-Mayfair, AMG Holdings, Inc. ("AMG Holdings"), formerly known as Telautograph Corporation ("Telautograph"), was engaged primarily in the distribution and servicing in the United States and Canada of facsimile and other communication equipment, and the sale of parts and consumables related thereto. On September 17, 1993, AMG Holdings sold its communication equipment business and substantially all of the operating assets and certain of the liabilities of such business. See "Disposition of Assets of Discontinued Operations" below and Note 14 of Notes to Financial Statements.
AMG Holdings' wholly-owned subsidiary, GPS Pool Supply, Inc. ("GPS"), which processes and distributes chemicals and equipment and supplies for the maintenance of swimming pools, was sold on May 27, 1994. See Note 15 of Notes to Financial Statements.

Arden Group is headquartered at 2020 South Central Avenue, Compton, California 90220 and its telephone number is (310) 638-2842.

              BUSINESS AND PROPERTIES OF ARDEN-MAYFAIR AND GELSON'S

MARKET OPERATIONS

With the opening of another supermarket in January 1996, Gelson's currently operates 12 supermarkets in the greater Los Angeles, California area; nine under the name "Gelson's" and three under the name "Mayfair." Gelson's and Mayfair are self-service cash-and-carry markets and offer a broad selection of local and national brands as well as a number of private label items. Gelson's is a supermarket chain targeted at both the discriminating and trend-conscious customer, while the Mayfair markets offer a more limited selection of goods. The Company believes that all of the Gelson's and Mayfair stores are distinguished by their superior customer service and merchandise presentation, selection and quality.

The first Gelson's store was opened in Burbank, California in 1946. Gelson's was incorporated in California in 1959 and in 1965, Gelson's, which then consisted of three stores, was acquired by Arden-Mayfair. Arden-Mayfair became a wholly-owned subsidiary of the Company in a corporate restructuring completed in December 1978.

The Mayfair markets were acquired in 1929 by Arden Farms, a dairy operation founded in 1925. In 1964 and 1965 Arden Farms underwent a corporate restructuring, and the name of the surviving corporation was changed to Arden-Mayfair, Inc. By the mid-1970's, Arden-Mayfair owned or leased 190 grocery stores located in five states. In the late 1970's and the 1980's, Arden-Mayfair undertook a strategic review of its supermarket operations and began divesting and closing stores, particularly those located outside of the Southern California region. Although the last phase of this plan of divestiture was completed with the closing or sale of four Mayfair markets since 1989, the Company continues to evaluate each store's operation and financial contribution.

All of the stores currently operated by Gelson's are located in the greater Los Angeles, California area. Management practices and operating philosophies at the remaining Mayfair markets have been shifted towards the Gelson's approach. Three new market locations are planned, one of which is subject to the developer fulfilling certain conditions.

STORE FORMATS AND BUSINESS STRATEGY

Gelson's business strategy is to offer a comfortable shopping experience which is superior to its competitors in terms of customer service and merchandise selection and presentation. The goal of this strategy is to continue to develop and maintain Gelson's loyal and committed base of customers. Central elements of this strategy are as follows:

MERCHANDISE. The merchandise offerings in the Gelson's and Mayfair markets are tailored in response to each store's customer profile, while seeking economic efficiencies through centralized purchasing, marketing and accounting operations. Gelson's stores, which range in size from approximately 29,000 to approximately 40,000 square feet, typically carry a wide range of items, including all of the traditional grocery categories such as produce, dry groceries, meats, dairy, wine and liquor, and health and beauty aids. Gelson's perishables are premium products, which are rigorously maintained and culled as appropriate to assure quality and freshness. Gelson's merchandising emphasizes items such as imported foods and unusual delicatessen items, and service departments such as seafood, delicatessens, sit-down coffee areas and bakeries. Some Gelson's stores include additional service departments such as fresh pizza and pasta preparation, flower departments, coffee bars and outside seating areas. Additionally, the newly opened store at Calabasas offers banking and pharmacy services through third parties.

The three Mayfair stores, which are smaller than Gelson's stores (approximately 18,000 to approximately 26,000 square feet), offer a merchandise selection which is somewhat narrower than at Gelson's. Produce and other perishables are the same as those purchased for Gelson's and therefore are of high quality.

SERVICE. Gelson's emphasizes customer service by operating a variety of departments offering personal service including seafood, delicatessen and bakery departments. Stores are staffed so that even at peak times customer waiting in checkout lines is minimized. In addition to checkers, there are personnel dedicated to bagging and carryout. All employees are encouraged to know customers by name, develop a personal rapport with them and assist them whenever possible. All Gelson's and Mayfair stores offer their own credit cards to qualified customers as well as allowing customers the option of paying for their purchases with bank credit and debit cards.

Stores are typically open 12 hours to 18 hours per day, with hours of operation determined by local code or lease provisions, or as appropriate for the business characteristics of a specific area.

PRESENTATION. All Gelson's and Mayfair stores are maintained in accordance with extremely high standards. Personnel continuously fill and face shelves.
Produce and other perishables are aggressively trimmed and culled to maintain appearance.

PRICING. The pricing strategy at Gelson's and Mayfair stores is to be competitive within their market niches on most products, ranging from the more traditional to the more exotic, specialty or high-end items.

EXPANSION AND STORE DEVELOPMENT. Management regularly evaluates the feasibility of opening new stores and remodeling existing stores in order to maximize their appeal to consumers and their profit potential. Total capital expenditures for 1995, including the development of the shopping center and Gelson's Market in Calabasas, was $10,731,000, including costs of remodeling, new equipment and leasehold improvements.

ADVERTISING AND PROMOTION. Gelson's advertises in newspapers on a limited basis. Direct advertising is limited (primarily newsletters and direct mail) and is typically "event" rather than "price" oriented; emphasizing, for example, special holiday selections, specialty items and services, and new products.

COMPETITION

The retail grocery business is very competitive nationwide. It is especially intense in the greater Los Angeles area. Competition in the supermarket business is based primarily upon price, merchandise quality, service and location. The number of stores, market share and availability of capital are also important competitive factors. Gelson's is in direct competition with numerous local outlets of regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson's), independent grocery stores, convenience stores, specialty and gourmet markets and food departments in mass merchandise stores. Competition also exists from many other types of retailers with respect to particular products. Gelson's and Mayfair compete primarily by offering a combination of high-quality products and superior customer service. The Company also believes that Gelson's prime store locations and long-standing reputation add to its competitive strength.

SEASONALITY

Gelson's business is somewhat seasonal, with sales tending to increase during the last quarter of the year because of the holiday season.

SUPPORT AND OTHER SERVICES

Each Gelson's and Mayfair store has on-site stockroom capacity, the amount of which varies for each store. In addition, Gelson's operates an 89,000 square foot warehouse in the City of Commerce, California, which distributes fresh fruits and vegetables, liquor, and a limited number of grocery, meat and delicatessen items to Gelson's and Mayfair stores.

The bulk of all merchandise purchasing is accomplished through Gelson's office in Encino, California. Approximately one third of the purchases are executed through the central warehouse; the remainder are delivered directly to the stores from manufacturers or wholesalers. The central purchasing and distribution operations are conducted based on electronic in-store ordering systems. Stores place orders for merchandise an average of five times per week, with perishable goods ordered more frequently.

The largest supplier for the Gelson's and Mayfair stores is Certified Grocers, a cooperative wholesaler which has been a supplier for over twenty years and which accounted for approximately 21% of Gelson's purchases in 1995. No other supplier accounts for a material percentage of Gelson's purchases. The Company believes that the impact of a loss of Certified Grocers as a supplier for Gelson's likely would be minimized by a combination of events, which could include: (i) purchasing for direct store delivery certain items currently purchased through Gelson's warehouse, thereby freeing warehouse capacity to allow new items to be purchased through that warehouse, and (ii) purchasing certain products through other wholesalers in the area. However, such a loss could have a short term adverse effect on the performance of Gelson's.

EMPLOYEES

Gelson's has approximately 925 full-time and 665 part-time employees. Most store level, warehouse and distribution employees of Gelson's are covered by collective bargaining agreements that require union membership and establish rates of pay, hours of work, working conditions and procedures for the orderly settlement of disputes. In general, these agreements have been negotiated on an area-wide and industry-wide basis. The Company believes that employee relations are good.

In addition, Arden-Mayfair has approximately 60 full-time employees at its executive and headquarters offices of which approximately 57 are in administration and three are in executive officer positions.

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

LEGAL PROCEEDINGS

The Company and certain of its subsidiaries are involved in a number of pending legal and/or administrative proceedings. Such proceedings are not expected individually or in the aggregate to have a material adverse effect upon either the Company's consolidated financial position or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, the Company is involved in arbitration proceedings related to the sale of its communication equipment business in fiscal 1993. See "Disposition of Assets of Discontinued Operations" (Note 14 of Notes to Financial Statements).

PROPERTIES

The Company currently owns three and leases nine of its supermarket properties. Also leased is the warehouse and distribution facility which services its markets. Supermarkets are leased for terms which may include options of up to 40 years under leases which generally stipulate a minimum rental against a percentage of gross sales. The average term remaining on the supermarket leases, including renewal options, is approximately 20 years. The 12 markets range in size from approximately 18,000 to approximately 40,000 square feet. Gelson's warehouse and distribution facility in the City of Commerce, California, consists of approximately 89,000 square feet. The term of the lease for this facility, including renewal options, expires on September 30, 2005.

In November 1993, the Company purchased a neighborhood shopping center in Calabasas, California and developed a new shopping center on the site on which a Gelson's store opened in January 1996. In January 1996, the Company purchased a site for a Gelson's market in Santa Barbara. The Company has also signed two long-term leases to open new Gelson's markets subject to the Company's due diligence, receipt of necessary entitlements and the developer fulfilling certain conditions.

The Company owns its 30,000 square foot corporate headquarters office building in Compton, California. In addition, AMG Holdings leases a 64,000 square foot building in Los Angeles consisting of office and warehouse space, which has recently been subleased but is not yet occupied. The lease on this property expires in 2012, including renewal options.

SALE OF GPS

The stock of GPS, a wholly-owned subsidiary of AMG Holdings, was sold to Pioneer Chlor Alkali Investments, Inc. for $3,515,000 on May 27, 1994. The Company recognized a pretax gain on the sale of GPS, net of related expenses, of $9,000. GPS processes, manufactures and distributes chemicals, primarily chlorine and acid, manufactures and distributes equipment and supplies for the maintenance of swimming pools and distributes related chemical products to the industrial market. Revenues generated by GPS constituted 1.9% of the Company's total revenue in 1994.

DISPOSITION OF ASSETS OF DISCONTINUED OPERATIONS

Pursuant to an Asset Purchase Agreement dated September 1, 1993 (the "Asset Purchase Agreement"), by and among Telautograph, the Company and Danka Industries, Inc. (the "Purchaser") and Danka Business Systems PLC ("Danka"), on September 17, 1993 AMG Holdings sold its communication equipment business and substantially all the operating assets and certain liabilities of such business to the Purchaser, a wholly-owned indirect subsidiary of Danka, for a cash purchase price of approximately $45,780,000 (which includes $1,000,000 received for a covenant not-to-compete), subject to certain post-closing adjustments. In fiscal 1993, AMG Holdings booked a gain related to the sale of approximately $620,000, net of income taxes of $424,000.

The purchase price and the gain are subject to adjustment after resolution of disputes which have arisen between AMG Holdings and Purchaser concerning the assets and liabilities transferred to the Purchaser. As a result of an arbitration hearing, in April 1994 the Company was awarded $1,750,000 for parts inventory which was purchased by Purchaser as part of the sale of the Company's communication equipment business in 1993. The valuation of such inventory on the balance sheet at the date of sale had been in dispute. No amount with respect to this inventory had been included in the 1993 gain from the sale of such business. Expenses related to the arbitration have not exceeded and will be netted against the award. Additionally, there is a second arbitration with regard to certain items on the closing balance sheet of the communication equipment business which are being disputed. The Company does not believe adjustments resulting from the second arbitration, if any, will have a material adverse impact on its financial position. However, due to the uncertainty of the outcome of this arbitration, no income or expenses related to the first arbitration award and no expenses related to the second arbitration have been recognized in the 1994 or 1995 statements of operations of the Company.

Excluded from the assets sold by Telautograph to the Purchaser were, among other items, all the capital stock of GPS, cash and cash equivalents, investments in the Class A Common Stock of the Company, the real property lease at 8700 Bellanca, Los Angeles, California and intercompany accounts.

The results of operations for the communication equipment business of AMG Holdings has been presented separately as discontinued operations in 1993.

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

(a) The Company's Class A Common Stock is traded over-the-counter in the NASDAQ National Market System. During the past two years, the range of high and low sales prices (not including markups, markdowns or commissions) for each quarterly period was, according to NASDAQ, the following:

                              1995                    1994
                              ----                    ----
                          High      Low           High      Low
                          ----      ---           ----      ---
     1st Quarter         46        42-1/2         54        44
     2nd Quarter         47        42-1/2         51        38
     3rd Quarter         52-1/2    45             55        32
     4th Quarter         65-1/2    50             54-1/2    44

     There is no established public trading market for the Company's Class B Common Stock, which is subject to various restrictions on transfer.

(b) As of December 30, 1995, there were 1756 holders of record of the Company's Class A Common Stock, with aggregate holdings of 791,637 shares of Class A Common Stock. This does not include 339,300 shares of the Company's Class A Common Stock which are owned by AMG Holdings. As of the same date, there were 12 holders of record of the Company's Class B Common Stock, with aggregate holdings of 343,246 shares of Class B Common Stock.

(c) No dividends have been paid on either Class A Common Stock or Class B Common Stock during the past three years. Cash or property dividends on Class B Common Stock are restricted to an amount equal to 90% of any dividend paid on Class A Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA OF ARDEN GROUP, INC. (in thousands, except per share data and other data)

                                                                                                       Fifty-Three      Fifty-Two
                                                                 Fifty-Two Weeks                          Weeks           Weeks
                                             ---------------------------------------------------   ---------------   -------------
                                                   1995              1994              1993              1992            1991
OPERATIONS:
                                             ---------------   ---------------   ---------------   ---------------   -------------
Sales                                               $242,962          $246,199          $246,912          $250,367        $250,643
                                             ---------------   ---------------   ---------------   ---------------   -------------
Gross profit                                          95,053            95,021            94,150            93,794          94,105
                                             ---------------   ---------------   ---------------   ---------------   -------------
Operating income                                       8,212             8,305             6,411             7,783           4,238
Other income (expense)                                 3,560              (183)               50              (573)         (2,275)
Income tax expense                                    (4,661)           (3,273)           (2,623)           (2,936)           (788)
                                             ---------------   ---------------   ---------------   ---------------   -------------
Income from continuing operations,
 net of income taxes                                   7,111             4,849             3,838             4,274           1,175
Income (loss) from discontinued
 operations, net of income taxes                                                           2,836               615          (1,409)
                                             ---------------   ---------------   ---------------   ---------------   -------------
Income (loss) before extraordinary item                7,111             4,849             6,674             4,889            (234)
Extraordinary item, net of income taxes                                                                       (406)
                                             ---------------   ---------------   ---------------   ---------------   -------------
Net Income (loss)                                     $7,111            $4,849            $6,674            $4,483         $  (234)
                                             ---------------   ---------------   ---------------   ---------------   -------------
                                             ---------------   ---------------   ---------------   ---------------   -------------
Depreciation on continuing operations                 $3,308            $3,576            $4,110            $4,076          $4,067

Number of supermarkets at year-end                        11                12                12                12              13

FINANCIAL POSITION:

Total assets                                         $89,478           $91,322          $112,471          $107,226        $126,670
Working capital                                      $28,706           $36,506           $51,549           $20,589         $14,182
Long term debt                                        $7,695            $6,465            $7,654           $13,161         $14,607
Stockholders' equity                                 $53,827           $57,836           $67,535           $60,873         $57,402
Capital expenditures                                 $10,731            $6,948            $6,406            $2,449          $4,551
Cash dividends paid common stock                        None              None              None              None            None

PER SHARE DATA:

   Income from continuing operations                   $5.47             $3.18             $2.38             $2.65           $ .73
   Income (loss) from discontinued
     operations                                                                             1.76               .38            (.88)
                                             ---------------   ---------------   ---------------   ---------------   -------------
   Income (loss) before extraordinary item              5.47              3.18              4.14              3.03            (.15)
   Extraordinary item                                                                                        ( .25)
                                             ---------------   ---------------   ---------------  ----------------   -------------
   Net Income (loss)                                   $5.47             $3.18             $4.14             $2.78          $ (.15)
                                             ---------------   ---------------   ---------------   ---------------   -------------
                                             ---------------   ---------------   ---------------   ---------------   -------------

   Cash dividends paid on common stock                  None              None              None              None            None
                                             ---------------   ---------------   ---------------   ---------------   -------------
Weighted average common shares outstanding         1,299,002         1,527,128         1,612,724         1,612,724       1,612,724
                                             ---------------   ---------------   ---------------   ---------------   -------------
                                             ---------------   ---------------   ---------------   ---------------   -------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 1993, the Company sold its communication equipment business. See Note 14 of Notes to Financial Statements for a discussion of the disposition of assets
of discontinued operations.   The following Management's Discussion and Analysis
of Financial Condition and Results of Operations is a discussion of the continuing operations of the Company.

RESULTS OF OPERATIONS

1995 COMPARED TO 1994

During 1995, the Company had net income from continuing operations net of income taxes of $7,111,000 compared to $4,849,000 during 1994. Pretax income from continuing operations was $11,772,000 for 1995 compared to $8,122,000 for 1994. As described below, included in 1995 income are $1,430,000 of net unrealized gains related to marketable securities compared to net unrealized losses of $1,786,000 in 1994.

During 1995, the Company's operating income from its market operations was $8,212,000 compared to $8,492,000 during 1994 representing a decrease of approximately 3.3%. Sales from the Company's supermarkets were $242,962,000 in 1995, an increase of 0.6% from 1994 when sales were $241,587,000. Same store sales increased 1.5% in 1995 compared to 1994. Sales have been negatively impacted by competitors opening new stores in Gelson's trading areas.

The Company is continually searching for additional store locations and is in varying stages of discussions on various new locations. In November 1993, the Company purchased a neighborhood shopping center in Calabasas, California and developed a new shopping center on the site on which a Gelson's store opened in January 1996. Additionally, there are spaces for thirteen tenants in the center. In January 1996, the Company purchased a site for a Gelson's Market in Santa Barbara and is planning to open a new Gelson's Market in the latter part of 1996. The Company has also signed two long-term leases to open new Gelson's markets subject to the Company's due diligence, receipt of necessary entitlements and the developer fulfilling certain conditions. In October 1995, the Company closed a Mayfair Market in West Hollywood, California and, in January 1996, sold the land and building for a pretax gain of $584,000.

The Company's gross profit from market operations as a percentage of sales was 39.1% in 1995 compared to 38.9% in 1994.

Delivery, selling, general and administrative ("DSG&A") expenses for the market operations were $86,841,000 in 1995 compared to $85,451,000 in 1994. Expenses as a percentage of sales were 35.7% in 1995 compared to 35.4% in 1994. As a result of negotiations for new collective bargaining agreements completed in 1993 covering retail clerks and meat cutters, Gelson's recognized $966,000 and $2,500,000 in credits in 1995 and 1994, respectively, against health and welfare payments otherwise payable. In 1994 the Company recognized charges of $1,080,000 to terminate a vacant store lease and to reserve for the remaining lease costs of two vacant stores located in Arizona. The closure of the original Calabasas shopping center, the subsequent development of the new shopping center and higher levels of real estate activity increased

DSG&A expense by approximately $580,000 in 1995 compared to 1994. Improved claims history resulted in lower workers' compensation expense of approximately $750,000 in 1995 compared to 1994.


The Company's interest and dividend income was $2,702,000 in 1995 compared to $3,050,000 for the same period in 1994. This decrease in interest income was the result of a decreased level of short-term investments and marketable securities partially offset by an increase in earnings rates on investments.

Interest expense for the Company was $559,000 in 1995 compared to $946,000 for 1994. The Company retired approximately $5,310,000 in mortgage debt in 1994 and had lower average levels of capital lease and fixture debt in 1995 compared to 1994.

In 1995, the market value of the Company's holdings in marketable securities increased from the market value at December 31, 1994. Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", net unrealized gains of $1,430,000 related to marketable securities were reflected in earnings compared to net unrealized losses of $1,786,000 in 1994. Net realized gains on the sale of securities were $31,000 in 1995 compared to net realized losses of $663,000 in 1994.

For an analysis of the Company's provision for income taxes, see Note 10 of Notes to Financial Statements.

Net income per share is based on the weighted average number of common shares outstanding during the period. Due to the purchase of Class A shares in the fourth quarter of 1995 (see Note 8 of Notes to Financial Statements) the weighted average number of shares will be reduced in the future.


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

Delivery, selling, general and administrative ("DSG&A") expenses for the market operations were $85,451,000 in 1994 compared to $84,380,000 in 1993. Expenses as a percentage of sales were 35.4% in 1994 compared to 36.0% in 1993. As a result of negotiations for new collective bargaining agreements completed in 1993 covering retail clerks and meat cutters, Gelson's recognized $2,500,000 and $724,000 in credits in 1994 and 1993, respectively, against health and welfare payments otherwise payable. A charge to operations of $1,300,000 in the first quarter of 1994 for the estimated uninsured portion of losses related to the January 17 earthquake centered in Northridge, California was offset in the fourth quarter of 1994 with the recognition of anticipated earthquake cost recoveries of $1,300,000. In 1994, the Company recognized charges of $1,080,000 to terminate a vacant store lease and to reserve for the remaining lease costs of two vacant stores located in Arizona. Improved claims history resulted in lower workers' compensation expense in 1994 compared to 1993.

The swimming pool chemical processing and distribution operations, conducted by GPS, posted an operating loss of $187,000 on 1994 sales of $4,612,000 prior to the sale of GPS on May 27, 1994. A pretax gain of $9,000 on the sale of GPS stock is recorded as other income and is net of a $144,000 charge to remediate soil contamination at GPS's facility in the City of Industry. This compares to 1993 operating income of $168,000 on sales of $12,703,000.

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

Net income per share is based on the weighted average number of common shares outstanding during the period. Due to the purchase of Class A shares in 1994 the weighted average number of shares will be reduced in the future.

LIQUIDITY AND CAPITAL RESOURCES

The Company has an ongoing program to remodel existing supermarket locations and to add new locations. In November 1993, the Company purchased a neighborhood shopping center in Calabasas, California and built a new shopping center on the site which opened in January 1996 and includes a Gelson's market. At
December 30, 1995, capital expenditure commitments were approximately $6,000,000, with additional projects anticipated for commencement during 1996.

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

The Company has a credit facility with a bank with a revolving loan agreement totaling $9,000,000 and a term loan line of credit totaling $10,000,000, and a revolving line of credit with another bank in the amount of $3,000,000. The Company borrowed $2,750,000 against the term loan line of credit at December 30, 1995 to finance store fixtures and equipment. None of the revolving lines had been utilized as of December 30, 1995. The Company's current cash position including marketable securities, the lines of credit and net cash provided by operating activities (approximately $9,975,000 for 1995) are the primary resources of funds available to maintain the Company's current liquidity requirements. See Note 7 of Notes to Financial Statements for a description of the Company's credit lines.

In the fourth quarter of 1995, the Company purchased 179,229 shares of Class A Common Stock for approximately $11,194,000.

The Company's total liabilities to equity ratio improved to .66 at December 30, 1995 from .58 at December 31, 1994. The Company's current ratio was 2.21 at December 30, 1995 compared to 2.53 at December 31, 1994.

The Company's cash position, including marketable securities, at the end of 1995 was $30,262,000 compared to $38,941,000 at the end of 1994. Cash not required for the immediate needs of the Company has been temporarily invested in marketable securities. See Note 1 of Notes to Financial Statements. The Company is actively investigating opportunities for the use of these funds, including the expansion of its supermarket operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements, Supporting Schedules and Supplemental Data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Identification of Directors

     Below is set forth certain information about each of the directors of the Company as of March 15, 1996. Certain of this information has been supplied by the persons shown.

                                                     Principal Occupation (1)                          Director              Term
     Name                     Age                     and Other Directorships                            Since              Expires
     ----                     ---                    ------------------------                          --------             -------
Bernard Briskin               71             Chairman of the Board of Directors,                         1970                1998
                                             President and Chief Executive Officer
                                             of the Company and Arden-Mayfair,
                                             Inc., a subsidiary of the Company,
                                             and Chairman of the Board of AMG
                                             Holdings, Inc. and Gelson's Markets,
                                             both subsidiaries of Arden-Mayfair.

John G. Danhakl               39             Partner, Leonard Green & Partners                           1995                1998
                                             since March 1995. Managing Director
                                             of Donaldson Lufkin Jenrette
                                             Securities Corporation from March
                                             1990 to February 1995.

Robert A. Davidow             53             Director of WHX Corporation since                           1993                1996
                                             April 1991; private investor.

Stuart A. Krieger             78             Business Consultant. Director of                            1978                1998
                                             American Rocket Co.

Daniel Lembark                71             Financial consultant and Certified                          1978                1998
                                             Public Accountant.

Frederick A. Schnell          85             President (retired), Western                                1975                1996
                                             Operations, The Prudential Insurance
                                             Company of America.

Ben Winters                   75             Business Consultant.                                        1978                1997


(1) Unless otherwise indicated, principal occupation or occupations shown have been such for a period of at least five years in the aggregate.

(2) Date shown for term of service indicates commencement of service as a director of the Company or Arden-Mayfair.

Identification of Executive Officers

     Below is set forth certain information about each of the executive officers of the Company as of March 15, 1996:



          Name           Age                      Position(s)
          ----           ---                      -----------
     Bernard Briskin     71   Chairman of the Board of Directors, President and
                              Chief Executive Officer of the Company and Arden-
                              Mayfair, and Chairman of the Board of AMG Holdings
                              and Gelson's Markets.

     Milton H. Barker    78   Vice President of the Company and Arden-Mayfair.

     Ernest T. Klinger   60   Vice President Finance and Administration and
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

Section 16(a) of the Securities Exchange Act of 1934 requires that directors and executive officers of the Company, as well as persons holding more than ten percent (10%) of a registered class of the Company's equity securities, file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Class A Common Stock and other equity securities of the Company. Based solely on review of copies of such reports furnished to the Company and written representations that no other reports were required to be filed during the fiscal year ended December 30, 1995, all Section 16(a) filing requirements applicable to the Company's executive officers, directors and greater than ten percent (10%) beneficial owners were complied with other than Bernard Briskin who had inadvertently failed to include in his reports the ownership of and changes in the holdings of Class A Common Stock by a pension plan trust of which his spouse was a beneficiary and which are now held in an Individual Retirement Account for her benefit. After discovering this omission, Mr. Briskin corrected this deficiency by filing a report reflecting these holdings and disclosing four late reports consisting of a report in 1988 to reflect initially these holdings, two reports reflecting a sale of shares of Class A Common Stock by the trust in 1989 and 1990, respectively, and one report reflecting an acquisition of shares of Class A Common Stock by the trust in 1995.

Item 11.  Executive Compensation
--------  ----------------------

     General

     The following table sets forth the total annual and long-term compensation paid or accrued by the Company and its subsidiaries in connection with all businesses of the Company and its subsidiaries to or for the account of the Chief Executive Officer of the Company and each other executive officer of the Company whose total annual salary and bonus for the fiscal year ended December 30, 1995 exceeded in the aggregate $100,000.

                                                                                              --Long Term Compensation---
                              -------Annual Compensation--------                   --------Awards---------        -Payouts-
                                                                                                Securities-
                                                               Other Annual      Restricted     Underlying               All Other
  Name and                                                     Compensation    Stock Award(s)    Options/      LTIP       Compen-
  Principal                                                                                        SARS       Payouts     sation
  Position               Year       Salary ($)    Bonus ($)        ($)(6)             (3)         (#)(3)        (3)       ($)(5)
  --------               ----       ----------    ---------        ------             ---         ------        ---       ------
Bernard Briskin,         1995        444,400       407,624        20,416                                                 7,500 (4)
Chief Executive          1994        440,000       273,068        41,791 (2)                                             3,000 (4)
Officer                  1993        350,000     2,248,019 (1)   994,609 (2)                                               -0-

Ernest T. Klinger,       1995        190,000        40,000                                                               7,500 (4)
CFO, VP Finance          1994        190,000          -0-                                                                3,000 (4)
and Administration       1993        190,000          -0-                                                                9,450 (4)

     (1) Includes a one time bonus to Mr. Briskin of $1,911,827 related to the sale of the Company's communication equipment business.

     (2) Includes for fiscal 1993 a payment of $941,676 to Mr. Briskin under a deferred compensation arrangement. Also includes payments to Mr. Briskin of $30,242 and $42,085 for fiscal years 1994 and 1993, respectively, for the purpose of enabling him to purchase life insurance.

     (3) The Company did not grant to Mr. Briskin or Mr. Klinger any restricted stock, stock options or stock appreciation rights ("SARs") and made no payout to them on any long-term incentive plan in fiscal years 1995, 1994 or 1993.

     (4) The amount of the Company contribution to the Arden Group, Inc. 401(k) Retirement Savings Plan allocated to the named executive officer.

     (5) Does not include retirement benefits from the Telautograph Pension Plan (terminated in December 1993) or benefits allocable under the Company Stock Bonus Plan.

     (6) Perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the compensation received by the named officers in any of the years for which compensation information is reported.


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

          Employment Agreement

          The compensation of Mr. Bernard Briskin, the Chief Executive Officer of the Company, is established under an Employment Agreement dated May 13, 1988 (the "Employment Agreement") which was amended in April 1994, effective January 1, 1994 (the "Amended Employment Agreement"). The Amended Employment Agreement provides, in pertinent part, that Mr. Briskin will retain the same positions and would become Chairman of the Board not later than January 1, 1995. The term of the Amended Employment Agreement expires January 1, 2001. Effective January 1, 1994, his base salary was increased from $350,000 per year to $440,000 per year. Pursuant to the terms of the Amended Employment Agreement, Mr. Briskin's base salary was increased effective January 1, 1996 to $450,177 per year and will be increased on January 1 of each succeeding year of the term of the Amended Employment Agreement based upon increases in the Consumer Price Index subject, however to a maximum annual increase. His annual bonus will equal 2-1/2% of the Company's first $2,000,000 of Pre-Tax Profits (as defined in the Amended Employment Agreement) plus 3-1/2% of Pre-Tax Profits in excess of $2,000,000. The Amended Agreement also provides for certain expense reimbursement and personal benefits, including payment or reimbursement for uninsured medical expenses of Mr. Briskin and his immediate family up to a maximum of $100,000 during any calendar year. In addition, if he becomes permanently disabled, dies or his employment is terminated prior to January 1, 2001, the unpaid portion of two notes from Mr. Briskin to the Company in the amounts of $151,786 and $216,964, respectively (see Item 13), will be forgiven. In addition, the maturity dates of the two notes were extended to December 31, 2000 with approximately equal annual payments of principal plus interest at 6% per annum.

          Remuneration of Directors

          Non-employee directors are compensated for their services as directors at an annual rate of $12,000, plus $750 for each Board meeting attended and $750 for attendance at each committee meeting. Non-employee directors who serve as committee chairmen are entitled to an additional $3,000 per year. Mr. Briskin is an employee of the Company and does not receive the compensation otherwise payable to directors.

          Compensation Committee Interlocks and Insider Participation

          The Board of Directors has a Compensation Committee. In 1995 the Compensation Committee was comprised of the following directors:

                         Daniel Lembark, Chairman
                         Robert A. Davidow
                         Frederick A. Schnell
                         Ben Winters

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     (a)  Security Ownership of Certain Beneficial Owners

          The following table sets forth information as of March 15, 1996 relating to the stockholdings of persons known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities: (1)


                                                                 Amount and Nature
Name and Address of                                                of Beneficial          Percent of               Percent of
 Beneficial Owner                         Title of Class             Ownership               Class                 Total Vote
 ----------------                         --------------             ---------               -----                 ----------
City National Bank, as Trustee of       Class A Common Stock          212,922                27.1%                    5.0%
the Company's Stock Bonus Plan
and Trust (the "Stock Bonus
Plan")
500 North Roxbury Drive
Suite 500
Beverly Hills, CA 90210

Bernard Briskin                         Class A Common Stock          169,510 (2)            21.5%                    4.0%
Arden Group, Inc.
9595 Wilshire Blvd.
Suite 411
Beverly Hills, CA 90212

Bernard Briskin                         Class B Common Stock          340,624                99.2%                    80.7%

     (1) Unless otherwise indicated to the contrary, all beneficial owners have sole investment and voting power. For purposes of this table, 339,300 shares of Company Class A Common Stock, which are held by AMG Holdings, are not deemed to be outstanding.

     (2) This amount includes the following shares: (i) 54,199 shares owned by Mr. Briskin's wife; (ii) 46,524 shares held in trust (of which Mr. Briskin is a trustee) for the benefit of Mr. Briskin, his children and his mother; and (iii) 24,503 shares held in an Individual Retirement Account by Mr. Briskin's wife. Mr. Briskin disclaims any beneficial ownership of the shares set forth in clauses (i) and (iii) hereof.
          Mr. Briskin shares voting and investment power with respect to the shares referred to in clause (ii), shares voting power but denies that he has or shares investment power with respect to the shares referred to in clauses (i) and (iii). Nothing herein should be construed as an admission that Mr. Briskin is in fact the beneficial owner of any of these shares.

     Except as set forth in the notes to the table, the beneficial owners hold sole investment and voting power with respect to the shares listed in the above table.

          (b)  Security Ownership of Management

               The following table shows, as of March 15, 1996, the beneficial ownership of the Company's equity securities by each director, executive officer and by all directors and executive officers as a group: (1)

                                                                           Amount and
                                                                            Nature of                                  Percent
                                                                           Beneficial            Percent              of Total
Name of Beneficial Owner                   Title of Class                   Ownership           of Class                Vote
------------------------                   --------------                   ---------           --------                ----
Bernard Briskin                         Class A Common Stock                 169,510 (2)          21.5%                  4.0%
                                        Class B Common Stock                 340,624              99.2%                 80.7%
John G. Danhakl                         Class A Common Stock                     0
Robert A. Davidow                       Class A Common Stock                     0
Ernest T. Klinger                       Class A Common Stock                     326 (3)            (4)                   (5)
Stuart A. Krieger                       Class A Common Stock                     0
Daniel Lembark                          Class A Common Stock                     0
Frederick A. Schnell                    Class A Common Stock                     0
Ben Winters                             Class A Common Stock                     100                (4)                   (5)

All directors and executive
officers as a group (9 persons)         Class A Common Stock                 180,904 (3)          23.0%                  4.3%
                                        Class B Common Stock                 340,624              99.2%                 80.7%


     (1) Unless otherwise indicated to the contrary, all beneficial owners have sole investment and voting power. The number of outstanding shares of Company Class A Common Stock on which the percentages shown in this table are based does not include 339,300 shares of Company Class A Common Stock held by AMG Holdings.

     (2) See note (2) to the table under "Security Ownership of Certain Beneficial Owners" set forth above.

     (3) Includes shares held in the Company Stock Bonus Plan for their accounts.

     (4)  Did not exceed 1% of the outstanding shares of the class.

     (5)  Did not exceed 1% of the total vote.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the purchase by Mr. Briskin of shares of the Company's Class A Common Stock in 1979 and 1980, the Company loaned Mr. Briskin $212,500 and $303,750, respectively. The notes mature on December 31, 2000 with approximately equal annual payments of principal plus interest at 6% per annum. The cumulative outstanding balance of the two loans as of December 30, 1995 was $368,750.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K


     (a)  Exhibits and Financial Statements and Schedules

          (1)  Financial Statements
               See Index to Consolidated Financial Statements, Supporting Schedules and Supplementary Data

          (2)  Financial Statement Schedules
               See Index to Consolidated Financial Statements, Supporting Schedules and Supplementary Data

          (3)  Exhibits
               See Index to Exhibits

     (b)  Reports on Form 8-K

          The Company filed one report on Form 8-K during the last quarter of the period covered by this report. The Form 8-K dated November 28, 1995 reported on "Item 5. Other Events" disclosing the purchase by the Company of 177,229 shares of its Class A common stock from two of its institutional holders for $62.50 per share.

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

ARDEN GROUP, INC.

By   BERNARD BRISKIN                                                     3/19/96
     ---------------------------------------------------------------     -------
     Bernard Briskin, Chairman of the Board,                               Date
     President and Chief Executive Office

By   ERNEST T. KLINGER                                                   3/19/96
     ---------------------------------------------------------------     -------
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

     BERNARD BRISKIN                                                    3/19/96
     --------------------------------------------------------------     -------
     Bernard Briskin, Director and Chairman of the Board                  Date

     JOHN G. DANHAKL                                                    3/19/96
     --------------------------------------------------------------     -------
     John G. Danhakl, Director                                           Date

     ROBERT A. DAVIDOW                                                  3/19/96
     --------------------------------------------------------------     -------
     Robert A. Davidow, Director                                         Date

     STUART A. KRIEGER                                                  3/19/96
     --------------------------------------------------------------     -------
     Stuart A. Krieger, Director                                          Date

     DANIEL LEMBARK                                                     3/19/96
     --------------------------------------------------------------     -------
     Daniel Lembark, Director                                             Date

     FREDERICK A. SCHNELL                                               3/19/96
     --------------------------------------------------------------     -------
     Frederick A. Schnell, Director                                       Date

     BEN WINTERS                                                        3/19/96
     --------------------------------------------------------------     -------
     Ben Winters, Director                                                Date

                               ARDEN GROUP, INC.
                          AND CONSOLIDATED SUBSIDIARY

              INDEX TO FINANCIAL STATEMENTS, SUPPORTING SCHEDULES
                             AND SUPPLEMENTAL DATA
                                 _______________

                                                                            Page
Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . 24

Financial Statements:
     Balance Sheets, December 30, 1995 and December 31, 1994 . . . . . . . . 25
     Statements of Operations for fiscal years 1995, 1994 and 1993 . . . . . 27
     Statements of Stockholders' Equity for fiscal years 1995,
     1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28
     Statements of Cash Flows for fiscal years 1995, 1994 and 1993 . . . . . 29
     Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . 31

        The financial statements include the Registrant's subsidiary (Arden-
        Mayfair, Inc.) and the subsidiaries of Arden-Mayfair, Inc.

Selected Quarterly Financial Data. . . . . . . . . . . . . . . . . . . . . . 47

Financial Statement Schedule:

     VIII     Valuation and Qualifying Accounts and Reserves for the . . . . 48
              fiscal years ended December 30, 1995, December 31, 1994
              and January 1, 1994


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arden Group, Inc. and its subsidiary at December 30, 1995 and December 31, 1994, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                              COOPERS & LYBRAND L.L.P.



Los Angeles, California
March 15, 1996

                                ARDEN GROUP, INC.
                           AND CONSOLIDATED SUBSIDIARY

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  A S S E T S


                                          December 30, 1995    December 31, 1994
Current assets:

  Cash                                           $10,102            $19,241

  Marketable securities                           20,160             19,700

  Notes and accounts receivable, net               9,384              8,580

  Inventories                                     10,172             10,665

  Other current assets                             2,646              2,181
                                               ----------         ----------
     Total current assets                         52,464             60,367


Notes and contracts receivable                        57              1,366

Property for resale or sublease, at lower
  of cost or market                                1,461              1,539

Property, plant and equipment, at cost, less
  accumulated  depreciation and amortization      33,458             26,225

Other assets                                       2,038              1,825
                                               ----------         ----------
     Total assets                                $89,478            $91,322
                                               ----------         ----------
                                               ----------         ----------

        The accompanying notes are an integral part of these statements.


                                                LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        December 30, 1995                       December 31, 1994
                                                                        -----------------                       -----------------
Current liabilities:
     Accounts payable, trade                                                $11,345                                  $9,994

     Other current liabilities                                               11,335                                  13,193

     Current portion of long-term debt                                        1,078                                     674
                                                                        -----------                             -----------

          Total current liabilities                                          23,758                                  23,861

Long-term debt                                                                7,695                                   6,465

Deferred income taxes                                                         1,583                                   1,109

Other liabilities                                                             2,615                                   2,051
                                                                        -----------                             -----------
          Total liabilities \                                                35,651                                  33,486
                                                                        -----------                             -----------
Commitments and contingent liabilities

Stockholders' equity:
     Common stock, Class A, $ .25 par value;
          1,130,937 and 1,310,166 shares issued,
          respectively, including 339,300 treasury shares                       283                                     327
     Common stock, Class B, $ .25 par value;
          343,246 shares issued and outstanding                                  86                                      86
     Capital surplus                                                          5,718                                   6,413
     Notes receivable from officer/director                                    (369)                                   (442)
     Retained earnings                                                       51,862                                  55,205
                                                                        -----------                             -----------
                                                                             57,580                                  61,589
     Less, treasury stock, at cost                                            3,753                                   3,753
                                                                        -----------                             -----------
          Total stockholders' equity                                         53,827                                  57,836
                                                                        -----------                             -----------
          Total liabilities and stockholders'
            equity                                                          $89,478                                 $91,322
                                                                        -----------                             -----------
                                                                        -----------                             -----------



        The accompanying notes are an integral part of these statements.


                                                          ARDEN GROUP, INC.
                                                     AND CONSOLIDATED SUBSIDIARY

                                                      STATEMENTS OF OPERATIONS
                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                               -----------         -----------         -----------
                                                                                   1995                1994                1993
                                                                               -----------         -----------         -----------
Sales                                                                             $242,962            $246,199            $246,912

Cost of Sales                                                                      147,909             151,178             152,762
                                                                               -----------         -----------         -----------
     Gross profit                                                                   95,053              95,021              94,150

Delivery, selling, general and administrative expenses                              86,841              86,716              87,739
                                                                               -----------         -----------         -----------
     Operating income                                                                8,212               8,305               6,411

Interest and dividend income                                                         2,702               3,050               1,404

Other income (expense), net                                                            (13)               (501)                132

Interest expense                                                                      (559)               (946)             (1,486)

Net unrealized gain (loss) on marketable securities                                  1,430              (1,786)
                                                                               -----------         -----------         -----------
     Income from continuing operations, before income taxes                         11,772               8,122               6,461

Income tax provision                                                                 4,661               3,273               2,623
                                                                               -----------         -----------         -----------
     Income from continuing operations, net of income taxes                          7,111               4,849               3,838

Discontinued operations:
     Income from operations, net of income tax
          expense of $1,496                                                                                                  2,216
     Gain on sale of Telautograph net assets,
          net of income taxes of $424                                                                                          620
                                                                               -----------         -----------         -----------
               Net income                                                           $7,111              $4,849              $6,674
                                                                               -----------         -----------         -----------
                                                                               -----------         -----------         -----------
Income per common share (computed on weighted
     average common shares outstanding):

     Income from continuing operations                                               $5.47               $3.18               $2.38

     Income from discontinued operations                                                                                      1.76
                                                                               -----------         -----------         -----------
               Net income                                                            $5.47               $3.18               $4.14
                                                                               -----------         -----------         -----------
                                                                               -----------         -----------         -----------
Weighted average common shares outstanding                                       1,299,002           1,527,128           1,612,724
                                                                               -----------         -----------         -----------
                                                                               -----------         -----------         -----------

        The accompanying notes are an integral part of these statements.

                                                    ARDEN GROUP, INC.
                                              AND CONSOLIDATED SUBSIDIARY
                                           STATEMENTS OF STOCKHOLDERS' EQUITY
                                            (IN THOUSANDS, EXCEPT STOCK DATA)


                                                            ------------                  ------------                  ------------
                                                                1995                          1994                          1993
                                                            ------------                  ------------                  -----------
Common stock, Class A:
     Balance, beginning of year                                    $327                          $402                         $871
     Purchase and retirement of stock (179,229 and
          298,612 shares, respectively)                             (44)                          (75)
     Retirement of treasury stock (1,875,462 shares)                                                                          (469)
                                                            ------------                  ------------                  ----------
          Balance, end of year                                     $283                          $327                         $402
                                                            ------------                  ------------                  ----------
Common stock, Class B:
     Balance, beginning and end of year                             $86                           $86                          $86
                                                            ------------                  ------------                  ----------
Capital surplus:
     Balance, beginning of year                                  $6,413                        $7,571                      $14,845
     Purchase and retirement of common stock                       (695)                       (1,158)
     Retirement of treasury stock                                                                                           (7,274)
                                                            ------------                  ------------                  ----------
          Balance, end of year                                   $5,718                        $6,413                       $7,571
                                                            ------------                  ------------                  ----------
Notes receivable from officer/director:
     Balance, beginning of year                                   $(442)                      $(1,502)                     $(1,490)
     Principal paid                                                  73                         1,074
     Amortization of present value discount                                                      (14)                          (12)
                                                            ------------                  ------------                  ----------
          Balance, end of year                                    $(369)                        $(442)                     $(1,502)
                                                            ------------                  ------------                  ----------
Retained earnings:
     Balance, beginning of year                                  $55,205                       $64,731                     $67,416
     Net income for the year                                       7,111                         4,849                       6,674
     Purchase and retirement of common stock                     (10,454)                      (14,375)
     Retirement of treasury stock                                                                                           (9,359)
                                                            ------------                  ------------                 -----------
          Balance, end of year                                   $51,862                       $55,205                     $64,731
                                                            ------------                  ------------                 -----------
Stockholders' equity before treasury stock                       $57,580                       $61,589                     $71,288

Treasury stock, at cost                                            3,753                         3,753                       3,753
                                                            ------------                  ------------                 -----------
          Total stockholders' equity                             $53,827                       $57,836                     $67,535
                                                            ------------                  ------------                 -----------
                                                            ------------                  ------------                 -----------

        The accompanying notes are an integral part of these statements.

                                                          ARDEN GROUP, INC.
                                                     AND CONSOLIDATED SUBSIDIARY

                                                      STATEMENTS OF CASH FLOWS
                                                           (IN THOUSANDS)


                                                           -----------                   -----------                   -----------
                                                               1995                          1994                          1993
                                                           -----------                   -----------                   -----------
Cash flows from operating activities:
   Cash received from customers                               $243,589                      $244,598                      $248,654
   Cash paid to suppliers and employees                       (231,614)                     (235,228)                     (235,732)
   Interest and dividends received                               2,784                         3,166                         1,168
   Interest paid                                                  (701)                         (934)                       (1,586)
   Income taxes paid                                            (4,085)                       (2,606)                       (3,895)
                                                           -----------                   -----------                   -----------
        Net cash provided by operating activities                9,973                         8,996                         8,609
                                                           -----------                   -----------                   -----------
Cash flows from investing activities:
   Capital expenditures                                        (10,731)                       (6,948)                       (6,406)
   Deposits for property in escrow                              (2,664)
   Proceeds from the sale of Telautograph                                                                                   45,425
   Investment in marketable securities                           1,014                           880                       (23,038)
   Net cash from sale of GPS                                     2,511                           818
   Proceeds from the sale of property, plant and
      equipment, liquor licenses and leasehold
      interests                                                    241                            55                           109
   Payments received on notes from the sale of
      property, plant and equipment and liquor
      licenses                                                       3                            20                           163
                                                           -----------                   -----------                   -----------
        Net cash (used) provided in investing activities        (9,626)                       (5,175)                       16,253
                                                           -----------                   -----------                   -----------
Cash flows from financing activities:
   Purchase and retirement of stock                            (11,193)                      (15,608)
   Principal payments on long-term debt                           (199)                       (5,486)                          (86)
   Transfer from/(to) discontinued operations                                                 (2,556)                       (5,807)
   Principal payments under capital lease obligations             (917)                       (1,530)                       (1,418)
   Loan payments from officer/director                              73                         1,074
   Proceeds from equipment financing                             2,750                                                       1,021
                                                           -----------                   -----------                   -----------
        Net cash used in financing activities                   (9,486)                      (24,106)                       (6,290)
                                                           -----------                   -----------                   -----------
Net increase (decrease) in cash                                 (9,139)                      (20,285)                       18,572

Cash at beginning of year                                       19,241                        39,526                        20,954
                                                           -----------                   -----------                   -----------
Cash at end of year                                            $10,102                       $19,241                       $39,526
                                                           -----------                   -----------                   -----------
                                                           -----------                   -----------                   -----------


        The accompanying notes are an integral part of these statements.

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:


                                                           -----------                   -----------                   -----------
                                                               1995                          1994                          1993
                                                           -----------                   -----------                   -----------
Net income                                                      $7,111                        $4,849                        $6,674

Adjustments to reconcile net income to net cash
   provided by operating activities:
      Income from discontinued operations                                                                                   (2,836)
      Depreciation and amortization                              3,480                         3,659                         4,176
      Unrealized (gain) loss on marketable securities           (1,430)                        1,786
      (Gain) loss on sale of marketable securities                 (44)                          672
      Provision for losses on accounts and
         notes receivable                                           94                           348                           560
      Net loss (gain) from the sale of property,
         plant and equipment, liquor licenses
         and early lease terminations                              (33)                           67                           (25)
      Gain on sale of GPS                                                                         (9)
      Note receivable from officer/director                                                      (14)                          (12)
      Non-compete payment on sale of GPS                           (86)                         (217)
      Interest differential on note payable                                                                                     26


Change in assets and liabilities net of effects from noncash investment and financing activities:

   (Increase) decrease in assets:
      Notes and accounts receivable                                647                          (950)                          879
      Inventories                                                  493                          (904)                          983
      Other current assets                                        (465)                       (1,244)                           80
      Other assets                                                (325)                          222                          (545)


   Increase (decrease) in liabilities:
      Accounts payable and other accrued expenses                 (507)                        3,044                         1,101
      Deferred income taxes                                        474                          (972)                       (1,394)
      Other liabilities                                            564                        (1,341)                       (1,058)
                                                           -----------                   -----------                   -----------
Net cash provided by operating activities                       $9,973                        $8,996                        $8,609
                                                           -----------                   -----------                   -----------
                                                           -----------                   -----------                   -----------

        The accompanying notes are an integral part of these statements.

                                ARDEN GROUP, INC.
                           AND CONSOLIDATED SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                                    ---------


1.  Accounting Policies:

    The following is a summary of significant accounting policies followed in the preparation of these financial statements.

    BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements of Arden Group, Inc. (the "Company") include the accounts of the Company and its direct and indirect subsidiaries except for Telautograph Corporation (currently known as AMG Holdings, Inc.), an indirect wholly-owned subsidiary of the Company ("Telautograph"), which was carried at equity in net assets of discontinued operations through September 17, 1993 when the communications business was sold. Intercompany balances and transactions are eliminated. On May 27, 1994, the Company sold GPS Pool Supply, Inc. ("GPS"). As a result, after the sale of GPS, the Company operates exclusively in the supermarket business.

    FISCAL YEAR

    The Company operates on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein ended on December 30, 1995, December 31, 1994, and January 1, 1994.

    CASH AND CASH EQUIVALENTS

    The Statements of Cash Flows classify changes in cash or cash equivalents (short-term, highly liquid investments readily convertible into cash with an original maturity at date of purchase of three months or less) according to operating, investing or financing activities. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and temporary cash investments. At times, cash balances held at financial institutions were in excess of FDIC insurance limits. The Company places its temporary cash investments with high-credit, quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

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

    Market value is determined by the most recently traded price of the security at the balance sheet date. Net realized gains or losses are determined on the FIFO cost method.

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

    STORE OPENING COSTS

    Noncapital expenditures incurred in opening a new store are expensed in the month the store is opened.

    INCOME TAXES

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

    NET INCOME PER SHARE

    Net income per share is based on the weighted average number of common shares outstanding during the period.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

2.  Marketable Securities:

    Marketable securities are considered to be trading securities per SFAS 115 and are carried on the balance sheet at their market value.

    -----------------------------------------------------------------------------------
                                                             Unrealized
    (in thousands)                               Cost        Gain (Loss)   Market Value
    -----------------------------------------------------------------------------------
    As of December 30, 1995:
       Fixed income securities                  $17,040        $  (242)       $16,798
       Equity securities                          2,538           (126)         2,412
       Mortgage-backed government securities        823             12            835
       Collateralized mortgage obligations          115                           115
                                               --------       --------       --------
       Total                                    $20,516        $  (356)       $20,160
                                               --------       --------       --------
                                               --------       --------       --------

    As of December 31, 1994:
       Fixed income securities                  $13,050        $  (375)       $12,675
       Equity securities                          8,218         (1,409)         6,809
       Mortgage-backed government securities        149                           149
       Collateralized mortgage obligations           69             (2)            67
                                               --------       --------       --------
       Total                                    $21,486        $(1,786)       $19,700
                                               --------       --------       --------
                                               --------       --------       --------

3.  Notes and Accounts Receivable:

    ----------------------------------------------------------------------------
    (in thousands)                         December 30, 1995   December 31, 1994
    ----------------------------------------------------------------------------
    Accounts receivable, trade                  $ 4,503              $4,600
    Notes and contracts receivable                  656               1,974
    Other accounts receivable                     4,936               2,714
                                               --------            --------
                                                 10,095               9,288

    Less:  Allowance for doubtful accounts and
           notes receivable                        (711)               (708)
                                               --------            --------
                                                $ 9,384              $8,580
                                               --------            --------
                                               --------            --------

    The provision for doubtful accounts and notes receivable in 1995, 1994, and 1993 was approximately $94,000, $348,000, and $560,000, respectively.

4.  Inventories:

    Inventories valued by the LIFO method ($8,899,000 in 1995, $9,461,000 in 1994, $8,910,000 in 1993) would have been $2,282,000, $2,147,000 and
    $2,116,000 higher at December 30, 1995, December 31, 1994 and January 1, 1994, respectively, if they had been stated at the lower of FIFO cost or market. The effect on net income and income per share in 1995 and in 1994 was a decrease of approximately $135,000 ($ .10 per share) and $31,000
    ($.02 per share), respectively, and in 1993 was an increase of approximately $6,000 (no change per share), respectively.

5.  Property, Plant, Equipment and Accumulated Depreciation:

    ---------------------------------------------------------------------------
    (in thousands)                         December 30, 1995   December 31,1994
    ---------------------------------------------------------------------------
    Land                                        $ 8,273              $6,416
    Buildings                                     4,882               6,510
    Store fixtures and office equipment          11,450              10,409
    Delivery equipment                            1,584               1,353
    Machinery and equipment                         880                 872
    Leaseholds and improvements to leased
     property                                    20,880              18,869
    Assets under capital leases                   3,933               4,401
    Assets under construction                     5,974                 108
                                               --------            --------
                                                $57,856             $48,938

    Accumulated depreciation and amortization   (24,398)            (22,713)
                                               --------            --------
                                                $33,458             $26,225
                                               --------            --------
                                               --------            --------

    In 1995, the Company developed a new shopping center in Calabasas, California on which a Gelson's Market was opened in January 1996. The cost of the shopping center is included in assets under construction at December 30, 1995.

6.  Other Current Liabilities:

    ----------------------------------------------------------------------------
    (in thousands)                         December 30, 1995   December 31, 1994
    ----------------------------------------------------------------------------
    Compensated absences                        $ 2,612             $ 2,534
    Taxes (including taxes collected from
      others of $947 and $946, respectively)      3,245               3,184
    Other                                         5,478               7,475
                                               --------            --------
                                                $11,335             $13,193
                                               --------            --------
                                               --------            --------

7.  Long-Term Debt:

    ------------------------------------------------------------------------------------------------------------------
                                                          Current                               Non-Current
                                            -----------------------------------      ---------------------------------
                                              December 30,        December 31,        December 30,        December 31,
   (in thousands)                                 1995                1994                1995                1994
    ------------------------------------------------------------------------------------------------------------------
    Notes and contracts payable                  $  752                $190              $2,600              $  611
    Obligations under capital
      leases                                        326                 484               3,782               4,541
    7% Subordinated income
      debentures due
      September 1, 2014                                                                   1,313               1,313
                                                 ------                ----              ------              ------
                                                 $1,078                $674              $7,695              $6,465
                                                 ------                ----              ------              ------
                                                 ------                ----              ------              ------



    At December 30, 1995, the approximate principal payments required on long-term debt for each year are as follows (in thousands):

        1996       1997      1998      1999       2000       Subsequent
        ----       ----      ----      ----       ----       ----------
       $1,078      $972      $961      $807       $838         $4,117

    During 1995 the Company entered into a one year loan agreement for a credit facility with a bank establishing a revolving line of credit in the amount of $9,000,000 with a standby letter of credit subfacility in the amount of $5,000,000, and a $10,000,000 non-revolving line of credit providing for term loans. Major provisions of the agreement include interest on the revolving loan and on the term loans at the bank's cost of funds rate plus .8% or at the LIBOR rate plus .8%, and certain minimum requirements as to the Company's equity, working capital and debt-to-equity relationships.
    The Company also has a one year revolving line of credit with another bank in the amount of $3,000,000 with interest at the bank's reference rate. There were no amounts borrowed under either of the revolving lines of credit in 1995 or 1994.

    Notes and contracts payable: In 1995, the Company borrowed $2,750,000 (at 6.2%) from its $10,000,000 non-revolving line of credit to finance the purchase of supermarket equipment. In 1993, the Company financed $1,021,000 (average interest rate 7.5%) of supermarket equipment. All equipment financing borrowings are five year, fully amortized notes. Only the obligations of the 1993 borrowings are collateralized by the equipment. The balance of the equipment notes at December 30, 1995 was $3,352,000.

    Debentures: The indenture relating to the 7% (6% prior to November 7, 1978) subordinated income debentures ("7% Debentures"), due September 1, 2014, provides for interest payable semiannually on March 1 and September 1 to the extent that current annual net income (consolidated net income before income taxes and interest accrued on the 7% Debentures) is sufficient therefor, or at the discretion of the Company, out of available retained earnings. No accrued interest was in arrears as of December 30, 1995.

8.  Capital Stock:

    Class A Common Stock: The Company is authorized to issue 5,000,000 shares of Class A common stock, par value $.25 per share. At December 30, 1995 and December 31, 1994, shares issued were 1,130,937 and 1,310,166, respectively, including 339,300 treasury shares at the end of each year.
    On September 16, 1994 the Company completed a self-tender offer by purchasing 285,172 shares of its Class A common stock at $52 per share in cash. Another 13,440 shares were purchased at various prices, ranging from $48 to $52 per share, and retired during the fourth quarter of 1994. In the fourth quarter of 1995, the Company purchased 177,229 shares from two of its institutional holders for $62.50 per share in cash. An additional 2,000 shares were purchased in the fourth quarter of 1995 for $58.50 per share. As of March 1996, the Company has purchased or agreed to purchase in 1996 an additional 25,884 shares at an average price of $62.29 per share. The Class A common stock has one vote per share on all matters on which stockholders are entitled to vote or consent.

    Class B Common Stock: The Company is authorized to issue 500,000 shares of Class B common stock, par value $.25 per share. At December 30, 1995 and December 31, 1994 there were 343,246 shares issued and outstanding. The Class B common stock has ten votes per share on virtually all matters on which shareholders are entitled to vote or consent. Transfer of Class B common stock is restricted to other Class B stockholders and certain other classes of transferees. Class B common stock is convertible, at the option of the holder into Class A common stock on a share-for-share basis. The Class B common stock is also automatically converted into Class A common stock under certain circumstances, including upon the transfer of such stock to a transferee other than another Class B stockholder and certain other classes of transferees. The number of shares of Class B common stock converted to Class A common stock were 100 shares in 1993 and 70 shares in 1994. No shares were converted in 1995. Cash or property dividends on Class B common stock are restricted to an amount equal to 90% of any dividend paid on Class A common stock.

9.  Retirement Plans:

    The Company contributes to multi-employer union pension plans administered by various trustees. Contributions to these plans are based upon negotiated wage contracts. These plans may be deemed to be defined benefit plans. Information relating to accumulated benefits and fund assets as they may be allocable to the participants at December 30, 1995 is not available. The Company's total union pension expense for all plans for 1995, 1994 and 1993 amounted to $891,000, $1,208,000 and $1,696,000, respectively.

    The Company has a noncontributory, trusteed stock bonus plan which is qualified under Section 401 of the Internal Revenue Code of 1986, as amended. All nonunion employees over 18 years of age who complete 1,000 hours of service within the year ending on the anniversary date of employment are eligible to become participating employees in the plan. Contributions to the plan for any fiscal year, as determined by the Board of Directors, are discretionary, but in no event will they exceed 15% of the annual aggregate salaries of those employees eligible for participation in the plan. Contributions must be invested in the Company's Class A common stock with excess cash being invested in certain government backed securities. Contributions to the plan are allocated among eligible participants in the proportions of their salaries to the salaries of all participants. Contributions accrued for the plan in 1995 and 1994 were $130,000, and $328,000, respectively. No contribution was accrued for the plan in 1993.

    Effective January 1, 1992, the Company's Board adopted the Arden Group, Inc. 401(k) Retirement Savings Plan (the "Company Savings Plan"). All non-union employees of the Company and its subsidiaries (except employees of Telautograph) who have attained the age of 18 and have completed at least one year of service with any of such companies are entitled to participate in the Company Savings Plan. The Company Savings Plan provides that, with certain limitations, a participating employee may elect to contribute up to 15% of such employee's annual compensation to the Company Savings Plan on a tax-deferred basis, subject to a limitation that the annual elective contribution may not exceed an annual indexed dollar limit determined pursuant to the Internal Revenue Code ($9,240 in 1995). Annual matching contributions are made by the Company in a discretionary amount as determined by the Company each year for those participants whose annualized gross earnings for the previous year were $45,000 or less, and such matching contribution was $9,000 in 1995 and $10,000 in 1994 and 1993. An additional $317,000 was accrued in 1995 to be contributed to the plan in early 1996. Similarly $130,000 was accrued in 1994 and contributed in early 1995.

10. Income Taxes:

    Income (loss) before income taxes and the related income tax expense (benefit) are as follows:

    ----------------------------------------------------------------------------------------
    (in thousands)                                        1995           1994           1993
    ----------------------------------------------------------------------------------------
    Income before income tax:
        Continuing operations                            $11,772         $8,122        $ 6,461
        Discontinued operations:
            Income from operations                                                       3,712
            Gain on sale of Telautograph net assets                                      1,044
                                                         -------         ------        -------
        Total                                            $11,772         $8,122        $11,217
                                                         -------         ------        -------
                                                         -------         ------        -------

    Income tax expense:
        Continuing operations                            $ 4,661         $3,273        $ 2,623
        Discontinued operations:
            Income from operations                                                       1,496
            Sale of Telautograph net assets                                                424
                                                        --------         ------        -------
        Total                                            $ 4,661         $3,273        $ 4,543
                                                        --------         ------        -------
                                                        --------         ------        -------

    The composition of federal and state income tax expense (benefit) is as follows:

    --------------------------------------------------------------------------------------
    (in thousands)                                     1995           1994           1993
    --------------------------------------------------------------------------------------
    Current
        Federal                                      $ 3,242        $ 3,167        $ 4,761
        State                                            945            923          1,311
                                                     -------        -------        -------
            Total                                      4,187          4,090          6,072

    Deferred
        Federal                                          324           (669)        (1,604)
        State                                            150           (148)            75
                                                     -------        -------        -------
            Total                                        474           (817)        (1,529)
                                                     -------        -------        -------
        Total income tax expense                     $ 4,661        $ 3,273        $ 4,543
                                                     -------        -------        -------
                                                     -------        -------        -------

    The Company's deferred income taxes assets (liabilities) were attributable to the following:

---------------------------------------------------------------------------------------------
                                                             December 30,        December 31,
    (in thousands)                                               1995                1994
---------------------------------------------------------------------------------------------
    Deferred tax assets
        Debt under capital leases                              $ 1,796             $ 2,196
        Book accruals not recognized for tax until paid          1,165               1,332
        Unrealized loss on marketable securities                   154                 774
        Excess of book over tax depreciation                       879                 689
        State tax expense recognized in current period
             for books but in following year for tax               315                 302
        Bad debt allowance not deductible for tax
             until year of write-off                               306                 332
        Other                                                      338                 208
                                                              --------            --------
             Deferred tax assets                                 4,953               5,833

    Deferred tax liabilities
        Deferred gain on debenture exchange                     (4,861)             (4,987)
        Property leased under capital leases, net of
             accumulated depreciation                           (1,276)             (1,625)
        Other                                                     (399)               (330)
                                                              --------            --------
             Deferred tax liabilities                           (6,536)             (6,942)
                                                              --------            --------
             Deferred income taxes, net                        $(1,583)            $(1,109)
                                                              --------            --------
                                                              --------            --------

    Reconciliation of the statutory federal rate and effective rate is as follows:

    -------------------------------------------------------------------------------------------------------
                                              1995                     1994                     1993
    (in thousands, except              ------------------       ------------------       ------------------
    percentage amounts)                Amount       Rate        Amount       Rate        Amount      Rate
    -------------------------------------------------------------------------------------------------------
    Federal tax at statutory
        rate                           $4,020       34.2%       $2,761       34.0%       $3,814      34.0%

    State income taxes, net of
        federal tax benefits              712        6.0%          512        6.3%          729       6.5%

    Federal dividend exclusion            (71)      (0.6%)
                                       ------------------       ------------------       -----------------
                                       $4,661       39.6%       $3,273       40.3%       $4,543      40.5%
                                       ------------------       ------------------       -----------------
                                       ------------------       ------------------       -----------------

11.  Leases:

     The principal kinds of property leased by the Company and its subsidiaries are supermarket buildings, fixtures and delivery equipment. The most significant obligations assumed under the lease terms, other than rental payments, are the upkeep of the facilities, insurance and property taxes. Most supermarket leases contain contingent rental provisions based on sales volume and have renewal options. The exercise of renewal options is primarily dependent on the level of business conducted at the location.

     All leases and subleases with an initial term greater than one year are accounted for under Statement of Financial Accounting Standards No. 13, "Accounting for Leases". These leases are classified as either capital leases, operating leases or subleases, as appropriate.

     Assets Under Capital Leases: Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease.
     Contingent rents associated with capital leases in 1995, 1994 and 1993 were $109,000, $143,000 and $167,000, respectively, and accordingly have been charged to expense as incurred. Following is an analysis of assets under capital leases:

    ---------------------------------------------------------------------------
    (in thousands)                        December 30, 1995   December 31, 1994
    ---------------------------------------------------------------------------
    Buildings                                   $3,058              $3,058
    Equipment                                      875               1,343
                                               -------             -------
                                                 3,933               4,401
    Accumulated amortization                    (2,474)             (2,583)
                                               -------             -------
                                                $1,459              $1,818
                                               -------             -------
                                               -------             -------

    Future minimum lease payments for the above assets under capital leases at December 30, 1995 are as follows:

    ----------------------------------------------------------------------------
    (in thousands)
    ----------------------------------------------------------------------------
    1996                                                             $  782
    1997                                                                637
    1998                                                                636
    1999                                                                637
    2000                                                                636
    Remainder                                                         4,034
                                                                     ------
    Total minimum obligations                                         7,362
    Executory costs                                                     (56)
                                                                     ------
    Net minimum obligations                                           7,306
    Interest                                                         (3,198)
                                                                     ------
    Present value of net minimum obligations                          4,108
    Current portions                                                   (326)
                                                                     ------
    Long-term obligations at December 30, 1995                       $3,782
                                                                     ------
                                                                     ------


    Executory costs include such items as property taxes and insurance.

    Operating Leases and Subleases: Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at December 30, 1995 are as follows:

    ------------------------------------------------------------------------
                                                    Deduct           Net
                                                   Sublease        Rental
    (in thousands)                 Commitments      Rentals      Commitments
    ------------------------------------------------------------------------
    1996                            $ 3,655           $187         $ 3,468
    1997                              3,543            186           3,357
    1998                              2,934            186           2,748
    1999                              2,614            186           2,428
    2000                              2,451            148           2,303
    Remainder                        13,786                         13,786
                                    -------           ----         -------
                                    $28,983           $893         $28,090
                                    -------           ----         -------
                                    -------           ----         -------

    Rent expense under operating leases is as follows:

    --------------------------------------------------------------------------
    (in thousands)                     1995           1994            1993
    --------------------------------------------------------------------------
    Minimum rent                     $4,484         $5,375          $4,803
    Contingent rent                   1,103          1,063           1,274
                                     ------         ------          ------
                                      5,587          6,438           6,077
    Sublease rentals                 (1,450)        (1,398)         (1,330)
                                     ------         ------          ------
                                     $4,137         $5,040          $4,747
                                     ------         ------          ------
                                     ------         ------          ------

12. Related Party Transactions:

    A former director of the Company is associated with a law firm that rendered various legal services for the Company. The Company and its subsidiaries paid the firm $166,000 during 1993.

    At January 1, 1994, the Company held three notes receivable for a total of $1,516,250 from an officer/director of the Company. Two notes arose from transactions in 1979 and 1980 whereby the Company loaned the officer/director money to purchase an aggregate of 200,000 shares of the Company's Class A common stock at the then fair market value. These notes, which bear interest at the rate of 6% per annum, are due in full on December 31, 2000 with approximately equal repayment of principal annually prior thereto. If the officer's employment is terminated prior to January 1, 2001, the unpaid portion of the two notes would be forgiven. A third loan for $1,000,000 made to the officer/director in 1992 and related to his exercise in 1991 of 100,000 shares of the Company's Class A common stock, which were granted to him under a stock option, was repaid in 1994. The loans are collateralized by 180,000 shares of Class B common stock. The amount of the receivable is shown on the balance sheets as a reduction in equity.

13. Commitments and Contingent Liabilities:

    The Company has an employment agreement with a key executive officer which expires on January 1, 2001. In addition to a base salary, the agreement provides for a bonus based on pre-tax earnings. No maximum compensation limit exists. The compensation expensed in 1995, 1994 and 1993 was $910,000, $730,000 and $3,012,000, respectively.

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

14. Disposition of Assets of Discontinued Operations:

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

    The purchase price and the gain are subject to adjustment after resolution of disputes which have arisen between AMG Holdings and Danka concerning the assets and liabilities transferred to the Purchaser. As a result of an arbitration hearing in April 1994, the Company was awarded $1,750,000 for parts inventory which was purchased by Danka Industries, Inc. as part of the sale of the Company's communication equipment business in 1993. The valuation of such inventory on the balance sheet at the date of sale had been in dispute. No amount with respect to this inventory had been included in the 1993 gain from the sale of such business. Expenses related to the arbitration have not exceeded and will be netted against the award. Additionally, there is a second arbitration with regard to certain items on the closing balance sheet of the communication equipment business which are being disputed. The Company does not believe adjustments resulting from the second arbitration, if any, will have a material adverse impact on its financial position. However, due to the uncertainty of the outcome of this arbitration, no income or expenses from the first arbitration award and no expenses related to the second arbitration have been recognized in the 1995 and 1994 statements of operations of the Company.

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

    Summarized financial information of the Company's communication equipment business follows:

    ---------------------------------------------------------------------------
                                                                     1993
    (in thousands)                                                (37 Weeks)
    ---------------------------------------------------------------------------
    Revenue                                                         $51,492
    Costs and expenses                                               47,780
                                                                    -------
        Income before taxes                                           3,712

    Income tax expense                                                1,496
                                                                    -------
        Income from operations--discontinued
            operations                                              $ 2,216
                                                                    -------
                                                                    -------

    The components of the gain on sale of the communication equipment business follows:

    ---------------------------------------------------------------------------
    (in thousands)
    ---------------------------------------------------------------------------
    Cash proceeds                                                  $ 45,780

    Less:   Net assets sold (at net book value)                     (39,604)
            Costs associated with the sale                           (5,132)

    Related income tax expense                                         (424)
                                                                   --------
        Gain on sale of discontinued operations                    $    620
                                                                   --------
                                                                   --------


15. Sale of GPS:

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

    In addition, the Company recorded additional consideration from Pioneer of $86,000 and $217,000 in 1995 and 1994, respectively, for a covenant not to compete, the amount of which was based on revenue of GPS.

                                                          ARDEN GROUP, INC.
                                                     and consolidated subsidiary

                                            SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                                                (In Thousands, Except Per Share Data)

                                                    Discontinued Operations (2)
                                                  ------------------------------------
                   Continuing Operations             Operations        Net Gain On Sale
             ------------------------------------  --------------------------------------
                                                                                                                              Net
                                         Income             Income              Income                 (Loss)     Net     Income
                      Gross    Income    (Loss)    Income   (Loss)    Income    (Loss)   Extraordinary   Per    Income    (Loss)
 Quarter     Sales   Profit    (Loss)   Per Share  (Loss)  Per Share  (Loss)   Per Share     Item       Share   (Loss)   Per Share
 -------     -----   ------    ------   ---------  ------  ---------  ------   ---------     ----       -----   ------   ---------
1993
  First     $60,261  $22,247   $  596     $ .37    $  475   $ .29                                               $1,071    $ .66
  Second     61,869   23,481    1,053       .65       526     .33                                                1,579      .98
  Third      61,719   24,037    1,239       .77     1,019     .63     1,838      1.14                            4,096     2.54
  Fourth     63,063   24,385      950       .59       196     .12    (1,218)     (.75)                             (72)    (.04)

1994
  First     $63,151  $23,926   $  547     $ .34                                                                 $  547    $ .34
  Second     61,625   23,790    1,667      1.03                                                                  1,667     1.03
  Third      59,702   23,374    1,254       .81                                                                  1,254      .81
  Fourth     61,721   23,931    1,381      1.04                                                                  1,381     1.04 (1)

1995
  First     $59,941  $23,209   $1,425     $1.08                                                                 $1,425    $1.08
  Second     60,317   23,742    2,246      1.71                                                                  2,246     1.71
  Third      60,968   23,787    1,801      1.37                                                                  1,801     1.37
  Fourth     61,736   24,315    1,639      1.31                                                                  1,639     1.31

(1) Earnings per share is calculated on the weighted average outstanding shares in the quarter. The outstanding shares were
     reduced   at the end of the third quarter of 1994 by the shares purchased by the Company pursuant to its self-tender offer.
(2)  See Note 14 of Notes to Financial Statements.

                                ARDEN GROUP, INC.
                          AND CONSOLIDATED SUBSIDIARY

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                               Additions Charged to
                                             Balance at    ----------------------------
                                              Beginning                       Other                           Balance at
               Description                     of Year       Expenses       Accounts        Deductions        End of Year
------------------------------------------  -------------  ------------  --------------  -----------------  --------------
Fiscal Year Ended December 30, 1995:
      Allowance for doubtful notes and
           accounts receivable (1)               $708             $94                             $91(2)       $711


Fiscal Year Ended December 31, 1994:
      Allowance for doubtful notes and
           accounts receivable (1)               $639            $348                            $138(2)       $708
                                                                                                  141(3)

Fiscal Year Ended January 1, 1994:
      Allowance for doubtful notes and
           accounts receivable (1)               $354            $560                            $275(2)       $639

---------------

      (1)  These reserves are deducted from the related items in the balance sheet.
      (2)  Specific items charged to qualifying accounts and reserves.
      (3)  Transferred to buyer upon sale of subsidiary.

                              ARDEN GROUP, INC.
                         AND CONSOLIDATED SUBSIDIARY

                              INDEX TO EXHIBITS
                              -----------------

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

4.1        Indenture dated as of September 1, 1964 between Arden Farms Co. and Security First National Bank, as Trustee, pertaining to 6% Subordinated Income Debentures, due September 1, 2014, filed as
           Exhibit 4.2 to Registration Statement on Form S-1 of Arden Group, Inc. and Arden-Mayfair, Inc.,
           Registration No. 2-58687, and incorporated herein by reference.

4.1.1      First Supplemental Indenture dated as of November 7, 1978, to Indenture which is Exhibit 4.1, filed as Exhibit 7 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended
           December 30, 1978 and incorporated herein by reference.

4.1.2      Second Supplemental Indenture dated as of November 7, 1978, to Indenture which is Exhibit 4.1, filed as Exhibit 8 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended
           December 30, 1978 and incorporated herein by reference.

4.1.3      Third Supplemental Indenture dated April 24, 1981, to Indenture which is Exhibit 4.1, filed as
           Exhibit 4.2.3 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended April
           4, 1981 and incorporated herein by reference.

4.2        Loan Agreement dated December 23, 1993, as amended by a Second Amendment thereto dated December 20,
           1995, between Arden Group, Inc. and Union Bank which is not filed as an exhibit hereto in accordance with Paragraph (b) (4) (iii) (A) of Item 601 of Regulation S-K (see Exhibit 99.1).

10.1*      Employment Agreement dated May 13, 1988 by and among Arden Group, Inc., Arden-Mayfair, Inc.,
           Telautograph Corporation and Gelson's Markets and Bernard Briskin, filed as Exhibit 10 to the
           Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended July 2, 1988 and incorporated herein by reference.

EXHIBIT
-------
10.2*      Amendment to Employment Agreement dated April 27, 1994 by and between Arden Group, Inc., Arden-
           Mayfair, Inc., AMG Holdings, Inc. and Gelson's Markets and Bernard Briskin, filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended April 2, 1994 and incorporated herein by reference.

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

21.        Subsidiaries of Registrant.

27.        Financial Data Schedules.

99.1       Agreement pursuant to Paragraph (b) (4) (iii) (A) of Item 601 of Regulation S-K to furnish the
           Securities and Exchange Commission upon request a copy of Exhibit 4.2 to this Form 10-K.


* Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report.