Form 10-Q
period 1996-03-30
ARDEN GROUP INC
filed 1996-05-14
CIK 225051

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 ____________

                                 FORM  10-Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---   EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1996

                                         OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---   EXCHANGE ACT OF 1934

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

                                    No Change
            ----------------------------------------------------
             Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.    Yes   X   No      .
                                                   -----     ----

The number of shares outstanding of the registrant's classes of common stock as of March 30, 1996 was:

                        785,753 of Class A common stock
                        343,246 of Class B common stock

This report contains a total of 12 pages including exhibits.

                             PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
BALANCE SHEETS (Unaudited)
(In Thousands)


                                       A S S E T S

                                             March 30,    December 30,
                                               1996           1995
                                             ---------    ------------
Current assets:

  Cash and cash equivalents                  $ 4,172        $10,102
  Marketable securities                       21,476         20,160
  Accounts and notes receivable, net           5,810          9,384
  Inventories                                 10,297         10,172
  Prepaid and other                            2,949          2,646
                                             -------        -------
     Total current assets                     44,704         52,464

Notes receivable                                  55             57

Property for resale or sublease                1,457          1,461

Property, plant and equipment, at cost less
  accumulated depreciation and amortization
  of $25,339 and $24,398, respectively        38,864         33,458

Other assets                                   2,076          2,038
                                             -------        -------

     Total assets                            $87,156        $89,478
                                             -------        -------
                                             -------        -------


                      See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
BALANCE SHEETS (Unaudited)
(In Thousands)


                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    March 30,   December 30,
                                                      1996          1995
                                                    ---------   ------------
Current liabilities:

  Accounts payable, trade                          $ 9,380        $11,345
  Other current liabilities                         11,732         11,335
  Current portion of long-term debt                  1,040          1,078
                                                   -------        -------
     Total current liabilities                      22,152         23,758

Long-term debt, including obligations under capital
  leases of $3,733 and $3,782, respectively          7,455          7,695

Deferred income taxes                                1,360          1,583

Other liabilities                                    2,601          2,615
                                                   -------        -------
     Total liabilities                              33,568         35,651
                                                   -------        -------
Commitments and contingent liabilities

Stockholders' equity:

  Class A common stock                                 281            283
  Class B common stock                                  86             86
  Capital surplus                                    5,695          5,718
  Notes receivable from officer/director              (369)          (369)
  Retained earnings                                 51,648         51,862
                                                   -------        -------
                                                    57,341         57,580

  Less:  treasury stock, at cost                     3,753          3,753
                                                   -------        -------
     Total stockholders' equity                     53,588         53,827
                                                   -------        -------
     Total liabilities and stockholders' equity    $87,156        $89,478
                                                   -------        -------
                                                   -------        -------


                        See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands Except Per Share and Other Data)


                                                  Thirteen Weeks Ended
                                              ---------------------------
                                              March 30,         April 1,
                                                1996              1995
                                              ---------         ---------
Sales                                           $60,616           $59,941

Cost of sales                                    36,970            36,732
                                              ---------         ---------
     Gross profit                                23,646            23,209
Delivery, selling, general and
administrative expenses                          23,073            21,727
                                              ---------         ---------
     Operating income                               573             1,482
Interest, dividend and other income
(expense), net                                      379                92
Net unrealized gain (loss) on
marketable securities                              (713)              761
                                              ---------         ---------
     Income before income taxes                     239             2,335
Income tax provision                                105               910
                                              ---------         ---------
     Net income                                 $   134           $ 1,425
                                              ---------         ---------
                                              ---------         ---------
Net income per common share                     $   .12           $  1.08
                                              ---------         ---------
                                              ---------         ---------
Weighted average common shares outstanding    1,133,141         1,314,112
                                              ---------         ---------
                                              ---------         ---------


                     See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                                       Thirteen Weeks Ended
                                                      -----------------------
                                                      March 30,      April 1,
                                                        1996           1995
                                                      ---------      --------
Cash flows from operating activities:
  Cash received from customers                        $ 61,589        $ 60,579
  Cash paid to suppliers and employees                 (61,689)        (58,668)
  Interest and dividends received                          404             629
  Income taxes paid                                       (250)           (305)
  Interest paid                                           (172)           (207)
                                                      --------        --------
       Net cash provided by operating activities          (118)          2,028
                                                      --------        --------


Cash flows from investing activities:
  Capital expenditures                                  (8,127)         (1,085)
  Property in escrow                                     2,664
  Proceeds from the sale of property, plant and
     equipment, liquor licenses and leasehold interests  2,239               6
  Investment in marketable securities                   (1,938)          2,046
Proceeds from sale of GPS                                                2,500
  Payments received on notes from the sale of property,
     plant and equipment and liquor licenses                 1
                                                      --------        --------
       Net cash provided by (used in) investing
          activities                                    (5,161)          3,467
                                                      --------        --------


Cash flows from financing activities:
  Purchase and retirement of stock                        (373)
  Principal payments on long-term debt                    (187)            (46)
  Principal payments under capital lease obligations       (91)           (126)
                                                      --------        --------
       Net cash used in financing activities              (651)           (172)
                                                      --------        --------

Net increase (decrease) in cash                         (5,930)          5,323

Cash at beginning of year                               10,102          19,241
                                                      --------        --------
Cash at end of quarter                                $  4,172        $ 24,564
                                                      --------        --------
                                                      --------        --------

                     See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:


                                                          Thirteen Weeks Ended
                                                         ----------------------
                                                         March 30,    April 1,
                                                           1996         1995
                                                         ---------    --------
Net income                                                 $  134     $ 1,425

Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                         1,060         841
      Unrealized (gain) loss on marketable securities         713        (761)
      Net (gain) loss from the sale of property, plant
         and equipment, liquor licenses and early lease
         terminations                                        (566)          2
     (Gain) loss on sale of marketable securities             (91)        493
     Noncompete payment on sale of GPS                                    (75)
     Provision for losses on accounts and
        notes receivable                                       33          26
     Notes receivable from officer/director                                (1)

Change in assets and liabilities net of effects from noncash investing and financing activities:

   (Increase) decrease in assets:
      Accounts and notes receivable                           878         518
      Inventories                                            (125)        955
      Prepaid expenses                                       (303)        (97)
      Other assets                                            (46)         (8)

   Increase (decrease) in liabilities:
      Accounts payable and other current liabilities       (1,568)     (1,145)
      Deferred income taxes                                  (223)       (236)
      Other liabilities                                       (14)         91
                                                           ------     -------
   Net cash provided by operating activities               $ (118)    $ 2,028
                                                           ------     -------
                                                           ------     -------


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

2. ARBITRATION AWARD:

   As a result of an arbitration hearing in April 1994, the Company was awarded $1,750,000 for certain parts inventory which was purchased by Danka Industries, Inc. as part of the sale of the Company's communication equipment business in 1993. The valuation of such inventory had been in dispute. No amount with respect to this inventory had been included in the 1993 gain from the sale of such business. Additionally, there is a second arbitration with regard to certain items on the closing balance sheet of the communication equipment business which are being disputed. The Company does not believe adjustments resulting from the second arbitration, if any, will have a material adverse impact on its financial position. However, due to the uncertainty of the outcome of this arbitration, no income or expenses related to the first arbitration and no expenses related to the second arbitration have been recognized in the statements of operations of the Company.

3. NET INCOME PER SHARE:

   Net income per share is based on the weighted average number of common shares outstanding during the period. Due to the Company's purchase of 179,229 shares of its Class A common stock for $11,193,000 in 1995 and an additional purchase of 5,884 shares for $373,000 in 1996, the weighted average number of shares is reduced in the first quarter of 1996 compared to the first quarter of 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER ANALYSIS

During the first quarter of 1996, the Company had net income of $134,000 compared to net income of $1,425,000 during the first quarter of 1995. Pretax income was $239,000 for the first quarter of 1996 compared to pretax income of
$2,335,000 for the first quarter of 1995.    As described below, included in the
first quarter of 1996 income is $713,000 of net unrealized losses related to marketable securities as compared to net unrealized gains of $761,000 in the first quarter of 1995.

During the first quarter of 1996, the Company's operating income was $573,000 compared to operating income of $1,482,000 during the first quarter of 1995.

Sales from the Company's 12 supermarkets in the greater Los Angeles area were $60,616,000 in the first quarter of 1996, an increase of 1.1% from the first quarter of 1995, when sales were $59,941,000. The first quarter of 1995 included sales of a Mayfair Market in West Hollywood which was closed in October 1995. In January 1996, the Company opened a shopping center it developed in Calabasas, California which includes a Gelson's market and spaces for additional tenants. Opening sales of the Calabasas market have not met original projections. One factor adversely affecting sales is the high vacancy at the center. Although the Company has entered into leases for most of the tenant spaces, many of them were not occupied during the first quarter. It is anticipated that sales will improve as the other tenants commence business. Although same store sales increased .9% in the first quarter of 1995 compared to the prior year, sales have been negatively impacted by competitors opening new stores.

In January 1996, the Company purchased a site for a Gelson's Market in Santa Barbara. The Company has also signed two long-term leases to open new Gelson's markets subject to the Company's due diligence, receipt of necessary entitlements and the developer fulfilling certain conditions.

The Company's gross profit from supermarket operations as a percentage of sales was 39.0% in the first quarter of 1996 compared to 38.7% in the same period of 1995.

Delivery, selling, general and administrative ("DSG&A") expenses for supermarket operations as a percentage of sales were 38.1% in the first quarter of 1996 compared to 36.2% the first quarter of 1995. The increase in 1996 is primarily due to preopening expenses, promotional costs and other operating costs associated with opening the new Gelson's market in Calabasas. Additionally, certain costs relating to the sublease of the former AMG Holdings headquarters facility (effective April 1996) were expensed in the first quarter of 1996. In each case, the majority of these costs are of a nonrecurring nature. Depreciation expense increased in the first quarter of 1996 compared to the same period in 1995 due to an increase in real estate and remodel expenditures during the past year. Included in 1996 DSG&A is a gain of $584,000 relating to the property sale of a former Mayfair market located in West Hollywood, California.

Interest and dividend income was $487,000 in the first quarter of 1996 compared to $688,000 for the same period in 1995 due primarily to decreased levels of short-term investments.

Interest expense was $188,000 in the first quarter of 1996 compared to $184,000 in the first quarter of 1995.

Other income (expense) includes realized gains (losses) on the sale of marketable securities of $91,000 and ($493,000) in the first quarters of 1996 and 1995, respectively.

In the first quarter of 1996, the market value of the Company's holdings in marketable securities decreased. The Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") requires that unrealized holding gains and losses for certain marketable securities shall be included in the determination of net income. As a result, the Company experienced net unrealized losses of $713,000 related to marketable securities in the first quarter of 1996 compared to net unrealized gains of $761,000 in the first quarter of 1995.

CAPITAL EXPENDITURES/LIQUIDITY

The Company plans to utilize its lines of credit, cash-on-hand (including marketable securities) and cash flow from operations to fund capital expenditures in 1996. In May 1996, the Company borrowed $3,000,000 against its revolving line of credit to meet short term working capital needs.

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

                                                ARDEN GROUP, INC.
                                          ----------------------------
                                                 Registrant



Date     May 14, 1996                           ERNEST T. KLINGER
    -----------------------               -----------------------------
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


27.   Financial Data Schedules.