Form 10-Q
period 1996-06-29
ARDEN GROUP INC
filed 1996-08-12
CIK 225051

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                     ------------

                                      FORM  10-Q

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----    EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1996

                                          OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ------   EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                            Commission file number 0-9904

                                  ARDEN GROUP, INC.
                  --------------------------------------------------
                (Exact name of registrant as specified in its charter)

              Delaware                                     95-3163136
- -------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

2020 South Central Avenue, Compton, California                       90220
- ----------------------------------------------                    -----------
  (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code           (310) 638-2842
                                                           ------------------

                                      No Change
- ------------------------------------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report.

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

The number of shares outstanding of the registrant's classes of common stock as of June 29, 1996 was:

                           765,753 of Class A common stock
                           343,246 of Class B common stock

This report contains a total of 12 pages including exhibits.

                            PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
BALANCE SHEETS
(In Thousands, Except Per Share Data)


                                     A S S E T S

                                                    June 29,      December 30,
                                                      1996            1995
                                                   ---------      -----------
Current assets:

    Cash and cash equivalents                        $4,754           $10,102
    Marketable securities                            21,536            20,160
    Accounts and notes receivable, net                5,599             9,384
    Inventories                                       9,444            10,172
    Prepaid and other                                 3,254             2,646
                                                   --------         ---------
         Total current assets                        44,587            52,464

Notes receivable                                        150                57

Property for resale or sublease                       1,452             1,461

Property, plant and equipment, at cost, less
    accumulated depreciation and amortization
    of $26,005 and $24,398, respectively             39,932            33,458

Other assets                                          2,113             2,038
                                                   --------         ---------

         Total assets                               $88,234           $89,478
                                                   --------         ---------
                                                   --------         ---------


                          See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
BALANCE SHEETS
(In Thousands, Except Per Share Data)


                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    June 29,     December 30,
                                                      1996           1995
                                                    ---------    -------------
Current liabilities:

   Accounts payable, trade                           $9,017       $11,345
   Other current liabilities                         10,511        11,335
   Current portion of long-term debt                  4,001         1,078
                                                   --------      --------
     Total current liabilities                       23,529        23,758

Long-term debt, including obligations
   under capital leases of $3,683 and
   $3,782, respectively                               7,154         7,695

Deferred income taxes                                 1,077         1,583

Other liabilities                                     3,231         2,615
                                                   --------      --------
     Total liabilities                               34,991        35,651
                                                   --------      --------

Commitments and contingent liabilities

Stockholders' equity:

   Class A common stock                                 276           283
   Class B common stock                                  86            86
   Capital surplus                                    5,617         5,718
   Notes receivable from officer/director              (369)         (369)
   Retained earnings                                 51,386        51,862
                                                   --------      --------
                                                     56,996        57,580

   Less:  treasury stock, at cost                     3,753         3,753
                                                   --------      --------
     Total stockholders' equity                      53,243        53,827
                                                   --------      --------
     Total liabilities and stockholders' equity     $88,234       $89,478
                                                   --------      --------
                                                   --------      --------


                          See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)





                                                             Thirteen Weeks Ended                    Twenty-Six Weeks Ended
                                                       ---------------------------------       ---------------------------------
                                                         June 29,             July 1,              June 29,            July 1,
                                                           1996                1995                 1996                1995
                                                       -------------       -------------       -------------       -------------
Sales                                                       $62,864             $60,317            $123,480            $120,258

Cost of sales                                                38,215              36,575              75,185              73,307
                                                      -------------       -------------       -------------       -------------
    Gross profit                                             24,649              23,742              48,295              46,951

Delivery, selling, general and administrative
   expenses                                                  23,090              21,121              46,163              42,848
                                                      -------------       -------------       -------------       -------------
    Operating income                                          1,559               2,621               2,132               4,103

Interest, dividend and other income
   (expense), net                                               (61)                671                 318                 763

Net unrealized gain (loss) on marketable
   securities                                                   (37)                427                (750)              1,188
                                                      -------------       -------------       -------------       -------------
    Income before income taxes                                1,461               3,719               1,700               6,054

Income tax provision                                            566               1,473                 671               2,383
                                                      -------------       -------------       -------------       -------------
    Net income                                                 $895              $2,246              $1,029              $3,671
                                                      -------------       -------------       -------------       -------------
                                                      -------------       -------------       -------------       -------------

Net income per common share                                   $ .81               $1.71               $ .92               $2.79
                                                      -------------       -------------       -------------       -------------
                                                      -------------       -------------       -------------       -------------
Weighted average common shares
   outstanding                                            1,109,768           1,314,112           1,121,454           1,314,112
                                                      -------------       -------------       -------------       -------------
                                                      -------------       -------------       -------------       -------------




                          See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF CASH FLOWS
(In Thousands)




                                                                 Twenty-Six Weeks Ended
                                                               ----------------------------
                                                               June 29,             July 1,
                                                                 1996               1995
                                                               --------            --------
Cash flows from operating activities:
   Cash received from customers                                $124,443            $120,881
   Cash paid to suppliers and employees                        (121,569)           (116,335)
   Interest and dividends received                                  903               1,329
   Interest paid                                                   (506)               (353)
   Income taxes paid                                             (1,728)             (1,665)
                                                               --------            --------
       Net cash provided by operating activities                  1,543               3,857
                                                               --------            --------


Cash flows from investing activities:
   Capital expenditures                                         (10,448)             (2,497)
   Sale of (investment in) marketable securities                 (2,145)              2,803
   Proceeds from sale of GPS                                                          2,511
   Proceeds from the sale of property, plant and
     equipment, liquor licenses and leasehold interests           2,264                  46
   Property in escrow                                             2,664
                                                               --------            --------
       Net cash provided by (used in) investing activities       (7,665)              2,863
                                                               --------            --------


Cash flows from financing activities:
   Bank borrowing                                                 3,000
   Purchase and retirement of stock                              (1,613)
   Principal payments under capital lease obligations              (184)               (254)
   Purchase of Company debentures                                   (54)
   Principal payments on long-term debt                            (375)                (93)
                                                               --------            --------
       Net cash used in financing activities                        774                (347)
                                                               --------            --------
Net increase (decrease) in cash                                  (5,348)              6,373

Cash and cash equivalents at beginning of year                   10,102              19,241
                                                               --------            --------
Cash and cash equivalents at end of quarter                      $4,754             $25,614
                                                               --------            --------
                                                               --------            --------




                          See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF CASH FLOWS
(In Thousands)

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:



                                                                                   Twenty-Six Weeks Ended
                                                                               -----------------------------
                                                                                 June 29,           July 1,
                                                                                   1996              1995
                                                                               ---------         -----------
Net income                                                                        $1,029            $3,671

Adjustments to reconcile net income to net cash provided by
   operating activities:
    Depreciation and amortization                                                  2,281             1,679
    Unrealized (gain) loss on marketable securities                                  750            (1,188)
    Loss on sale of marketable securities                                             19               363
    Noncompete payment on sale of GPS                                                                  (86)
    Provision for losses on accounts and notes receivable                             63                80
    Net (gain) loss from the sale of property, plant and equipment,
       liquor licenses and early lease terminations                                 (544)              (35)
    Notes receivable from officer/director                                                              (1)
    Gain on purchase of Company debentures                                            (5)

Change in assets and liabilities net of effects from noncash investing and financing activities:

   (Increase) decrease in assets:
    Notes and accounts receivable                                                    962               490
    Inventories                                                                      728             1,106
    Prepaid and other                                                               (608)               40
    Other assets                                                                     (90)              (81)

   Increase (decrease) in liabilities:
    Accounts payable and other current liabilities                                (3,152)           (2,008)
    Deferred income taxes                                                            616              (401)
    Other liabilities                                                               (506)              228
                                                                               ---------         ---------
   Net cash provided by operating activities                                      $1,543            $3,857
                                                                               ---------         ---------
                                                                               ---------         ---------




                          See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL PRESENTATION:

    The unaudited interim consolidated financial statements as of June 29, 1996 and for the thirteen and twenty-six weeks ended June 29, 1996 and July 1, 1995, respectively, have been prepared in accordance with generally accepted accounting principles and include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for such interim periods presented and financial position at such date. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 28, 1996.

    The December 30, 1995 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the fiscal year ended December 30, 1995.

2.  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements of Arden Group, Inc. (the "Company") include the accounts of the Company and its direct and indirect subsidiaries. Intercompany balances and transactions are eliminated. The Company operates exclusively in the supermarket business.

3.  ARBITRATION AWARD:

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

4.  NET INCOME PER SHARE:

    Net income per share is based on the weighted average number of common shares outstanding during the period. Due to the Company's purchase of 179,229 shares of its Class A common stock for $11,193,000 in 1995 and an additional purchase of 25,884 shares for $1,613,000 in 1996, the weighted average number of shares is reduced in the second quarter and first six months of 1996 compared to the same periods of 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER ANALYSIS

During the second quarter of 1996, the Company had net income of $895,000 compared to net income of $2,246,000 during the second quarter of 1995. Pretax income was $1,461,000 for the second quarter of 1996 compared to pretax income of $3,719,000 for the second quarter of 1995. As described below, included in the second quarter of 1996 pretax income is $37,000 of net unrealized losses related to marketable securities as compared to net unrealized gains of $427,000 in the second quarter of 1995.

During the second quarter of 1996, the Company's operating income was $1,559,000 compared to operating income of $2,621,000 during the second quarter of 1995.

Sales from the Company's 12 supermarkets in the greater Los Angeles area were $62,864,000 in the second quarter of 1996, an increase of 4.2% from the second quarter of 1995, when sales were $60,317,000. The second quarter of 1995 included sales from a Mayfair Market in West Hollywood which was closed in October 1995. In January 1996, the Company opened a shopping center it developed in Calabasas, California which includes a Gelson's market and spaces for additional tenants. Opening sales of the Calabasas market have not met original projections. The Company has entered into leases for most of the tenant spaces, some which opened for business during the second quarter and others scheduled to be opened later this year. It is anticipated that supermarket sales will improve as Gelson's and the other tenants become established in the trading area. The foregoing statement is a forward looking statement based on management's judgment, however, actual future sales are dependent on a number of events which may or may not occur. Chain wide same store sales increased 2.2% in the second quarter of 1996 compared to the prior year, even though sales of certain stores have been negatively impacted by competitors opening new stores.

In 1996, the Company purchased a site for a potential Gelson's Market in Santa Barbara, California and, in 1995, entered into two long-term leases to open new Gelson's markets at other locations. The opening of Gelson's markets in each of these sites is subject to, among other things, the Company's due diligence, receipt of necessary governmental approvals and the developers fulfilling certain conditions.

The Company's gross profit from supermarket operations as a percentage of sales was 39.2% in the second quarter of 1996 compared to 39.4% in the same period of 1995.

Delivery, selling, general and administrative ("DSG&A") expenses for supermarket operations as a percentage of sales were 36.7% in the second quarter of 1996 compared to 35.0% the second quarter of 1995. The increase in 1996 is due, in part, to higher than expected operating costs associated with the new Gelson's market in Calabasas. Also, an increase in real estate and remodel expenditures during the past year resulted in higher depreciation expense in the second quarter of 1996 compared to the same period in 1995. In the second quarter of 1995, the Company recognized contractual credits of $542,000 against health and welfare payments due the retail clerks and meat cutters unions. No such credits were received in 1996.

Interest and dividend income was $408,000 in the second quarter of 1996 compared to $739,000 for the same period in 1995 due to decreased levels of investments and a decrease in earnings rates.

Interest expense increased to $337,000 in the second quarter of 1996 from $177,000 in the second quarter of 1995 primarily due to interest resulting from a Federal income tax audit.

Other income (expense) includes realized gains (losses) on the sale of marketable securities of ($111,000) and $130,000 in the second quarters of 1996 and 1995, respectively.

In the second quarter of 1996, the market value of the Company's holdings in marketable securities decreased. The Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), requires that unrealized holding gains and losses for certain marketable securities shall be included in the determination of net income. As a result, net unrealized losses of $37,000 related to marketable securities were reported in the second quarter of 1996 compared to net unrealized gains of $427,000 in the second quarter of 1995.


YEAR-TO-DATE ANALYSIS

During the first six months of 1996, the Company had net income of $1,029,000 compared to net income of $3,671,000 during the first six months of 1995.
Pretax income was $1,700,000 for the first six months of 1996 compared to pretax income of $6,054,000 for the first six months of 1995. As described below, included in the first six months of 1996 pretax income is $750,000 of net unrealized losses related to marketable securities as compared to net unrealized gains of $1,188,000 in the first six months of 1995.

During the first six months of 1996, the Company's operating income from its supermarket operations was $2,132,000 compared to operating income of $4,103,000 during the first six months of 1995.

Sales from the Company's 12 supermarkets in the greater Los Angeles area were $123,480,000 in the first six months of 1996, an increase of 2.7% from the first six months of 1995, when sales were $120,258,000. The first six months of 1995 included sales from a Mayfair Market in West Hollywood which was closed in October 1995. In January 1996, the Company opened a shopping center it developed in Calabasas, California which includes a Gelson's market and spaces for additional tenants. Opening sales of the Calabasas market have not met original projections. The Company has entered into leases for most of the tenant spaces, some which opened for business during the second quarter and others scheduled to be opened later this year. It is anticipated that supermarket sales will improve as Gelson's and the other tenants become established in the trading area. The foregoing statement is a forward looking statement based on management's judgment, however, actual future sales are dependent on a number of events which may or may not occur. Chain wide same store sales increased 1.5% in the six months of 1996 compared to the prior year, even though sales of certain stores have been negatively impacted by competitors opening new stores.

In 1996, the Company purchased a site for a potential Gelson's Market in Santa Barbara, California and, in 1995, entered into two long-term leases to open new Gelson's markets at other locations. The opening of Gelson's markets in each of these sites is subject to, among other things, the Company's due diligence, receipt of necessary governmental approvals and the developers fulfilling certain conditions.

The Company's gross profit from supermarket operations as a percentage of sales was 39.1% in the first six months of 1996 compared to 39.0% in the same period of 1995.

Delivery, selling, general and administrative ("DSG&A") expenses for supermarket operations as a percentage of sales were 37.4% in the first six months of 1996 compared to 35.6% the first six months of 1995. The increase in 1996 is due, in part, to higher than anticipated operating costs as well as preopening expenses associated with the new Gelson's market in Calabasas. Also, an increase in real estate and remodel expenditures during the past year resulted in higher depreciation expense in 1996 compared to 1995. Additionally, certain costs relating to the sublease of the former AMG Holdings headquarters facility (effective April 1996) were expensed in 1996. In the second quarter of 1995, the Company recognized contractual credits of $542,000 against health and welfare payments due the retail clerks and meat cutters unions. No such credits were received in 1996. Included in 1996 DSG&A is a gain of $584,000 relating to the property sale of a former Mayfair market located in West Hollywood, California.

Interest and dividend income was $895,000 in the first six months of 1996 compared to $1,427,000 for the same period in 1995 due to decreased levels of investments and a decrease in earnings rates.

Interest expense increased to $525,000 in the first six months of 1996 from $361,000 in the first six months of 1995 primarily due to interest resulting from a Federal income tax audit.

Other income (expense) includes realized losses on the sale of marketable securities of $20,000 and $363,000 in the first six months of 1996 and 1995, respectively.

In the first six months of 1996, the market value of the Company's holdings in marketable securities decreased. As a result, net unrealized losses of $750,000 related to marketable securities were reported in the first six months of 1996 compared to net unrealized gains of $1,188,000 in the first six months of 1995.


CAPITAL EXPENDITURES/LIQUIDITY

The Company plans to utilize cash-on-hand (including marketable securities) and cash flow from operations to fund capital expenditures in 1996. In May 1996, the Company borrowed $3,000,000 from its revolving line of credit to meet short-term working capital needs but, as of the date of this report, all borrowings on the line of credit have been repaid.

The Company's current assets at the end of the second quarter were approximately $7,900,000 less than at the end of 1995 primarily due to capital expenditures including real estate and remodel expenditures incurred during the first six months of 1996.

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


                                               ARDEN GROUP, INC.
                                       ------------------------------
                                                Registrant




Date     August 9, 1996                       ERNEST T. KLINGER
         ----------------              ------------------------------
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

27.       Financial Data Schedule.