Form 10-Q
period 1996-09-28
ARDEN GROUP INC
filed 1996-11-12
CIK 225051

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 ------------
                                  FORM  10-Q

(Mark One)

 _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1996

                                      OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                            Commission file number 0-9904

                                   ARDEN GROUP, INC.
                      ------------------------------------------------
                   (Exact name of registrant as specified in its charter)

          Delaware                                       95-3163136
------------------------------                --------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2020 South Central Avenue, Compton, California                        90220
----------------------------------------------                     -----------
     (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code             (310) 638-2842
                                                               ---------------
                                      No Change
-------------------------------------------------------------------------------
            Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.    Yes  _X_  No  ___.

The number of shares outstanding of the registrant's classes of common stock as of September 28, 1996 was:

                        765,753  of Class A common stock
                        343,246  of Class B common stock

This report contains a total of 13 pages including exhibits.

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
BALANCE SHEETS
(In Thousands, Except Per Share Data)


                                  A S S E T S

                                                    September 28,   December 30,
                                                        1996            1995
                                                    -------------   ------------
Current assets:

 Cash and cash equivalents                               $  3,544      $  10,102
 Marketable securities                                     21,693         20,160
 Notes and accounts receivable, net                         5,777          9,384
 Inventories                                                9,338         10,172
 Prepaid and other                                          3,034          2,646
                                                         --------      ---------
  Total current assets                                     43,386         52,464

Notes receivable                                              143             57

Property for resale or sublease                             1,446          1,461

Property, plant and equipment, at cost less
 accumulated depreciation and amortization
 of $24,933  and $24,213, respectively                     39,606         33,458

Other assets                                                2,473          2,038
                                                         --------      ---------

  Total assets                                          $  87,054      $  89,478
                                                         --------      ---------
                                                         --------      ---------


                       See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
BALANCE SHEETS
(In Thousands, Except Per Share Data)


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    September 28,   December 30,
                                                         1996           1995
                                                    -------------   ------------
Current liabilities:

 Accounts payable, trade                                 $  9,609      $  11,345
 Other current liabilities                                 11,381         11,335
 Current portion of long-term debt                            987          1,078
                                                         --------      ---------
  Total current liabilities                                21,977         23,758

Long-term debt, including obligations under capital
 leases of $3,631 and $4,271, respectively                  6,909          7,695

Deferred income taxes                                       1,170          1,583

Other liabilities                                           2,581          2,615
                                                         --------      ---------
  Total liabilities                                        32,637         35,651
                                                         --------      ---------

Commitments and contingent liabilities

Stockholders' equity:

 Class A common stock                                         276            283
 Class B common stock                                          86             86
 Capital surplus                                            5,617          5,718
 Notes receivable from officer/director                     (369)          (369)
 Retained earnings                                         52,560         51,862
                                                         --------      ---------
                                                           58,170         57,580

 Less:  treasury stock, at cost                             3,753          3,753
                                                         --------      ---------
  Total stockholders' equity                               54,417         53,827
                                                         --------      ---------
  Total liabilities and stockholders' equity             $ 87,054      $  89,478
                                                         --------      ---------
                                                         --------      ---------

                       See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF OPERATIONS
(In Thousands Except Per Share and Per Share Data)




                                                        Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                                        --------------------        -----------------------
                                                      Sept. 28,      Sept. 30,      Sept. 28,      Sept. 30,
                                                         1996           1995           1996           1995
                                                    -------------  -------------  -------------  -------------
Sales                                                   $  62,891      $  60,968     $  186,371     $  181,226

Cost of sales                                              38,036         37,181        113,221        110,488
                                                    -------------  -------------  -------------  -------------
 Gross profit                                              24,855         23,787         73,150         70,738

Delivery, selling, general and administrative
 expenses                                                  23,270         21,656         69,433         64,504
                                                    -------------  -------------  -------------  -------------
  Operating income                                          1,585          2,131          3,717          6,234

Interest, dividend and other income
  (expense), net                                              156            558            474          1,321

Net unrealized gain (loss) on marketable
 securities                                                   202            296          (548)          1,484
                                                    -------------  -------------  -------------  -------------
  Income before income taxes                                1,943          2,985          3,643          9,039

Income tax provision                                          769          1,184          1,440          3,567
                                                    -------------  -------------  -------------  -------------
 Net income                                              $  1,174       $  1,801       $  2,203       $  5,472
                                                    -------------  -------------  -------------  -------------
                                                    -------------  -------------  -------------  -------------

Net income per common share                               $  1.06        $  1.37        $  1.97        $  4.16
                                                    -------------  -------------  -------------  -------------
                                                    -------------  -------------  -------------  -------------
Weighted average common shares
 outstanding                                            1,108,999      1,314,112      1,117,303      1,314,112
                                                    -------------  -------------  -------------  -------------
                                                    -------------  -------------  -------------  -------------

                        See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF CASH FLOWS
(In Thousands)

                                                       Thirty-Nine Weeks Ended
                                                       -----------------------
                                                    September 28,  September 30,
                                                         1996           1995
                                                     ------------   ------------

Cash flows from operating activities:
  Cash received from customers                            $ 187,197   $ 181,549
  Cash paid to suppliers and employees                     (180,972)   (171,696)
  Interest and dividends received                             1,255       2,035
  Interest paid                                                (730)       (558)
  Income taxes paid                                          (2,262)     (3,392)
                                                           --------    ---------
      Net cash provided by operating activities               4,488       7,938
                                                           --------    ---------


Cash flows from investing activities:
  Capital expenditures                                      (11,341)     (5,666)
  Sale of (investment in) marketable securities              (2,151)      3,516
  Proceeds from sale of GPS                                               2,511
  Proceeds from the sale of property, plant and
    equipment, liquor licenses and leasehold interests        2,266          58
  Property in escrow                                          2,664
                                                           --------    ---------
      Net cash provided by (used in) investing activities    (8,562)        419
                                                           --------    ---------

Cash flows from financing activities:
  Purchase and retirement of stock                           (1,613)
  Principal payments under capital lease obligations           (254)       (382)
  Purchase of Company debentures                                (54)
  Principal payments on long-term debt                         (563)       (142)
                                                           --------    ---------
      Net cash used in financing activities                  (2,484)       (524)
                                                           --------    ---------

Net increase (decrease) in cash                              (6,558)      7,833

Cash and cash equivalents at beginning of year               10,102      19,241
                                                           --------    ---------
Cash and cash equivalents at end of quarter               $   3,544   $  27,074
                                                           --------    ---------
                                                           --------    ---------

                        See Notes to Financial Statements
                                       5

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF CASH FLOWS
(In Thousands)

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

                                                                       Thirty-Nine Weeks Ended
                                                                    September 28,   September 30,
                                                                          1996           1995
                                                                    -------------   -------------
Net income                                                              $  2,203       $  5,472

Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                          3,457          2,549
    Unrealized (gain) loss on marketable securities                          548         (1,484)
    Loss on sale of marketable securities                                     70            297
    Provision for losses on accounts and notes receivable                     95             96
    Net gain from the sale of property, plant and equipment,
      liquor licenses and early lease terminations                          (488)           (31)
    Notes receivable from officer/director                                                   (1)
    Noncompete payment on sale of GPS                                                       (86)
    Gain on purchase of 7% debentures                                         (5)

Change in assets and liabilities net of effects from noncash investing and financing activities:

  (Increase) decrease in assets:
    Notes and accounts receivable                                            759            187
    Inventories                                                              834          1,402
    Prepaid and other                                                       (388)           333
    Other assets                                                            (459)          (158)

  Increase (decrease) in liabilities:
    Accounts payable and other current liabilities                        (1,690)        (1,593)
    Deferred income taxes                                                   (413)           390
    Other liabilities                                                        (35)           565
                                                                        --------       --------
  Net cash provided by operating activities                             $  4,488       $  7,938
                                                                        --------       --------
                                                                        --------       --------

                       See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

1. INTERIM FINANCIAL PRESENTATION:
   The unaudited interim consolidated financial statements as of September 28, 1996 and for the thirteen and thirty-nine weeks ended September 28, 1996 and September 30, 1995, respectively, have been prepared in accordance with generally accepted accounting principles and include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for such interim periods presented and financial position at such date. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 28, 1996.

   The December 30, 1995 balance sheet data as presented herein was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Therefore, the interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the fiscal year ended December 30, 1995.

2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION:
   The consolidated financial statements of Arden Group, Inc. (the "Company") include the accounts of the Company and its direct and indirect subsidiaries. Intercompany balances and transactions are eliminated. The Company operates exclusively in the supermarket business.

3. ARBITRATION AWARD:
   As a result of an arbitration hearing in April 1994, the Company was awarded $1,750,000 for parts inventory which was purchased by Danka Industries, Inc. as part of the sale of the Company's communication equipment business in 1993. The valuation of such inventory had been in dispute. No amount with respect to this inventory had been included in the 1993 gain from the sale of such business. Additionally, there is a second arbitration with regard to certain items on the closing balance sheet of the communication equipment business which are being disputed. The Company does not believe adjustments resulting from the second arbitration, if any, will have a material adverse impact on its financial position. However, due to the uncertainty of the outcome of this arbitration, no income or expenses related to the first arbitration and no expenses related to the second arbitration had previously been recognized in the statements of operations of the Company. In the third quarter of 1996, arbitration costs of $520,000, which exceeded the award, were expensed.

4. NET INCOME PER SHARE:
   Net income per share is based on the weighted average number of common shares outstanding during the period. Due to the Company's purchase of 179,229 shares of its Class A common stock for $11,193,000 in 1995 and an additional purchase of 25,884 shares for $1,613,000 in 1996, the weighted average number of shares is reduced in the third quarter and first nine months of 1996 compared to the same periods of 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER ANALYSIS

During the third quarter of 1996, the Company had net income of $1,174,000 compared to net income of $1,801,000 during the third quarter of 1995. Pretax income was $1,943,000 for the third quarter of 1996 compared to pretax income of $2,985,000 for the third quarter of 1995.

During the third quarter of 1996, the Company's operating income was $1,585,000 compared to operating income of $2,131,000 during the third quarter of 1995.

Sales from the Company's 12 supermarkets in the greater Los Angeles area were $62,891,000 in the third quarter of 1996, an increase of 3.2% from the third quarter of 1995, when sales were $60,968,000. The third quarter of 1995 included sales from a Mayfair Market in West Hollywood which was closed in October 1995. Chain wide same store sales increased 1.1% in the third quarter of 1996 compared to the prior year, even though sales of certain stores have been negatively impacted by competitors opening new stores. In January 1996, the Company opened a shopping center it developed in Calabasas, California which includes a Gelson's market and spaces for additional tenants. Sales of the Calabasas market have not met projections. The Company has entered into leases for most of the tenant spaces, some of which are unoccupied at the end of the third quarter. It is anticipated that supermarket sales will improve as Gelson's and the other tenants become established in the trading area. The foregoing statement is a forward looking statement and actual future sales are dependent on a number of factors which may or may not occur including, among others, the timing of the opening of the vacant spaces and competition from other supermarkets and shopping centers.

The Company's gross profit from supermarket operations as a percentage of sales was 39.5% in the third quarter of 1996 compared to 39.0% in the same period of 1995. The increase is primarily attributable to a sales mix in 1996 favoring higher gross margin categories.

Delivery, selling, general and administrative ("DSG&A") expenses for supermarket operations as a percentage of sales were 37.0% in the third quarter of 1996 compared to 35.5% the third quarter of 1995. The increase in 1996 is due, in part, to higher than expected operating costs associated with the new Gelson's market in Calabasas. Also, an increase in real estate and remodel expenditures during the past year resulted in higher depreciation expense in the third quarter of 1996 compared to the same period in 1995. In the third quarter of 1996 the Company recognized $520,000 of costs associated with an arbitration of disputed items relating to the sale of the communication equipment business in 1993. In the third quarter of 1995, the Company recognized contractual credits of $424,000 against health and welfare payments due the retail clerks and meat cutters unions. No such credits were received in 1996.

Interest and dividend income was $392,000 in the third quarter of 1996 compared to $686,000 for the same period in 1995 due to decreased levels of investments and a decrease in earnings rates.

Interest expense was $186,000 in the third quarter of 1996 from $183,000 in the third quarter of 1995.

Other income (expense) includes realized gains (losses) on the sale of marketable securities of ($50,000) and $66,000 in the third quarters of 1996 and 1995, respectively.

In the third quarter of 1996, the market value of the Company's holdings in marketable securities increased. Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), requires that unrealized holding gains and losses for certain marketable securities shall be included in the determination of net income. As a result, net unrealized gains of $202,000 related to marketable securities were reported in the third quarter of 1996 compared to net unrealized gains of $296,000 in the third quarter of 1995.

In October 1996, the Company reached a tentative settlement of a claim against it for costs and damages relating to the alleged contamination of real property previously owned by the Company. The terms of the settlement are subject to completion of documentation and court approval. The after tax effect of the settlement is not expected to exceed $235,000 and will be recognized in the fourth quarter of 1996.


YEAR-TO-DATE ANALYSIS

During the first nine months of 1996, the Company had net income of $2,203,000 compared to net income of $5,472,000 during the first nine months of 1995. Pretax income was $3,643,000 for the first nine months of 1996 compared to pretax income of $9,039,000 for the first nine months of 1995. As described below, included in the first nine months of 1996 income is $548,000 of net unrealized losses related to marketable securities as compared to net unrealized gains of $1,484,000 in the first nine months of 1995.

During the first nine months of 1996, the Company's operating income from its supermarket operations was $3,717,000 compared to operating income of $6,234,000 during the first nine months of 1995.

Sales from the Company's 12 supermarkets in the greater Los Angeles area were $186,371,000 in the first nine months of 1996, an increase of 2.8% from the first nine months of 1995, when sales were $181,226,000. The first nine months of 1995 included sales from a Mayfair Market in West Hollywood which was closed in October 1995. Chain wide same store sales increased 1.4% in the nine months of 1996 compared to the prior year, even though sales of certain stores have been negatively impacted by competitors opening new stores. In January 1996, the Company opened a shopping center it developed in Calabasas, California which includes a Gelson's market and spaces for additional tenants. Sales of the Calabasas market have not met projections. The Company has entered into leases for most of the tenant spaces, some of which are unoccupied at the end of the third quarter. It is anticipated that supermarket sales will improve as Gelson's and the other tenants become established in the trading area. The foregoing statement is a forward looking statement and actual future sales are dependent on a number of factors which may or may not occur including, among others, the timing of the opening of the vacant spaces and competition from other supermarkets and shopping centers.

The Company's gross profit from supermarket operations as a percentage of sales was 39.2% in the first nine months of 1996 compared to 39.0% in the same period of 1995.

Delivery, selling, general and administrative ("DSG&A") expenses for supermarket operations as a percentage of sales were 37.3% for the first nine months of 1996 compared to 35.6% for the first nine months of 1995. The increase in 1996 is due, in part, to higher than anticipated operating costs as well as preopening expenses associated with the new Gelson's market in Calabasas. Also, an increase in real estate and remodel expenditures during the past year resulted in higher depreciation expense in 1996 compared to 1995. In the third quarter of 1996 the Company recognized $520,000 of costs associated with an arbitration of disputed items relating to the sale of the communication equipment businesss in 1993. Additionally, certain costs relating to the sublease of the former AMG Holdings headquarters facility (effective April 1996) were expensed in 1996. In 1995, the Company recognized contractual credits of $966,000 against health and welfare payments due the retail clerks and meat cutters unions. No such credits were received in 1996. Included in 1996 DSG&A is a gain of $584,000 relating to the property sale of a former Mayfair market located in West Hollywood, California.

Interest and dividend income was $1,287,000 in the first nine months of 1996 compared to $2,113,000 for the same period in 1995 due to decreased levels of investments and a decrease in earnings rates.

Interest expense increased to $711,000 in the first nine months of 1996 from $544,000 in the first nine months of 1995 primarily due to interest resulting from a Federal income tax audit.

Other income (expense) includes realized losses on the sale of marketable securities of $70,000 and $297,000 in the first nine months of 1996 and 1995, respectively.

In the first nine months of 1996, the market value of the Company's holdings in marketable securities decreased. Net unrealized losses of $548,000 related to marketable securities were reflected in income in the first nine months of 1996 compared to net unrealized gains of $1,484,000 in the first nine months of 1995.


CAPITAL EXPENDITURES/LIQUIDITY

In 1996, the Company purchased a site for a potential Gelson's Market in Santa Barbara, California. The Company has leased the Santa Barbara property on a short term lease (18 months) to maximize its return on the property on an interim basis while it analyzes its ultimate use. In 1995, the Company entered into long-term leases to open two new Gelson's markets. The opening of Gelson's markets in each of these sites is subject to, among other things, the Company's due diligence, receipt of necessary governmental approvals and the developers fulfilling certain conditions.

The Company plans to utilize cash-on-hand (including marketable securities) and cash flow from operations to fund capital expenditures in 1996. In May 1996, the Company borrowed $3,000,000 from its revolving line of credit to meet short-term working capital needs but, as of the date of this report, all borrowings on the line of credit have been repaid.

The Company's current assets at the end of the third quarter were approximately $9,100,000 less than at the end of 1995 primarily due to capital expenditures including real estate and remodel expenditures incurred during the first nine months of 1996.

                          PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of Stockholders was held on July 9, 1996.

(b ) Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominee for director as listed in the Proxy Statement. One management nominee was elected by Class A shareholders as follows:

                                                 Votes
                                                 -----
             Class A:  Robert A. Davidow
                         For                    710,270
                         Against                    120
                         Abstain                  1,362

          Continuing directors whose terms of office do not expire until 1997 or 1998 are:

                     Bernard Briskin      Daniel Lembark
                     John G. Danhakl      Ben Winters
                     Stuart A. Krieger

(c) At the meeting, the selection of Coopers & Lybrand L.L.P. independent public accountants, to audit the books, records and accounts of the Company and its consolidated subsidiaries for the 1996 fiscal year was approved by the following vote:

                       Class A Stock      Class B Stock
                       -------------      -------------
          For           709,249             3,421,140
          Against           371                     0
          Abstain         2,132                     0

      Broker non-votes were 1,254 shares of Class A stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K:

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ARDEN GROUP, INC.
                                         ------------------------------
                                                 Registrant




Date November 12, 1996                          ERNEST T. KLINGER
    ---------------------                ------------------------------
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

Exhibit
-------

27.   Financial Data Schedule.