Form 10-K
period 1996-12-28
ARDEN GROUP INC
filed 1997-03-21
CIK 225051

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     FOR THE TRANSITION PERIOD FROM         TO

                           Commission file number 0-9904

                                ARDEN GROUP, INC.

              (Exact name of registrant as specified in its charter)

           DELAWARE                           95-3163136
 (State or other jurisdiction    (I.R.S. Employer Identification No.)
              of
incorporation or organization)

    2020 SOUTH CENTRAL AVENUE, COMPTON,
                 CALIFORNIA                     90220
  (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code (310) 638-2842

          Securities registered pursuant to Section 12(b) of the Act:

 TITLE OF EACH        NAME OF EACH EXCHANGE ON WHICH
     CLASS                      REGISTERED
      NONE                         NONE

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

    Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on March 7, 1997 was:

Class A Common Stock $32,823,725

    The number of shares outstanding of the registrant's classes of common stock as of March 7, 1997 was:

766,753 of Class A Common Stock

342,246 of Class B Common Stock

    This report, including the Exhibits, contains a total of 83 pages. An index to the Exhibits appears on pages 41 and 42, inclusive.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS;

ITEM 2.  PROPERTIES; AND

ITEM 3.  LEGAL PROCEEDINGS

GENERAL

    The Registrant, Arden Group, Inc. (sometimes hereinafter referred to as the "Company"), is a holding company with certain real estate holdings and conducts other operations through its wholly-owned subsidiary, Arden-Mayfair, Inc. ("Arden-Mayfair"). Arden-Mayfair's wholly-owned subsidiary, Gelson's Markets ("Gelson's"), operates supermarkets in the greater Los Angeles, California area. Another wholly-owned subsidiary of Arden-Mayfair, AMG Holdings, Inc. ("AMG Holdings"), distributed and serviced facsimile and other communications equipment and parts prior to the sale of its operating assets and liabilities in 1993. See "Arbitration Proceedings" below and Note 14 of Notes to Financial Statements.

    Arden Group is headquartered at 2020 South Central Avenue, Compton, California 90220 and its telephone number is (310) 638-2842.

             BUSINESS AND PROPERTIES OF ARDEN-MAYFAIR AND GELSON'S

MARKET OPERATIONS

    Gelson's currently operates 12 supermarkets in the greater Los Angeles, California area; nine under the name "Gelson's" and three under the name "Mayfair." Gelson's and Mayfair are self-service cash-and-carry markets and offer a broad selection of local and national brands as well as a limited number of private label items. The Gelson's supermarkets are a chain targeted at both the discriminating and trend-conscious customer, while the Mayfair markets, which are smaller in size, offer a more limited selection of goods. The Company believes that all of the stores are distinguished by their superior customer service and merchandise presentation, selection and quality.

STORE FORMATS AND BUSINESS STRATEGY

    Gelson's business strategy is to offer a comfortable shopping experience which is superior to its competitors in terms of customer service and merchandise selection and presentation. The goal of this strategy is to continue to develop and maintain Gelson's loyal and committed base of customers. Central elements of this strategy are as follows:

    MERCHANDISE. The merchandise offerings in the markets are tailored in response to each store's customer profile, while seeking economic efficiencies through centralized purchasing, marketing and accounting operations. Gelson's stores, which range in size from approximately 29,000 to approximately 40,000 square feet, typically carry a wide range of items, including all of the traditional grocery categories such as produce, dry groceries, meats, dairy, wine and liquor, and health and beauty aids. Gelson's perishables are premium products, which are rigorously maintained and culled as appropriate to assure quality and freshness. Gelson's merchandising emphasizes specialty items such as imported foods and unusual delicatessen items, and items found in service departments such as seafood, sit-down coffee areas and bakeries.

    The three Mayfair stores, which are smaller than Gelson's stores (approximately 18,000 to approximately 26,000 square feet), offer a merchandise selection which is less broad than at Gelson's. Produce and other perishables are the same as those purchased for Gelson's and, therefore, are of high quality.

    SERVICE. Gelson's emphasizes customer service by operating a variety of departments offering personal service including seafood, delicatessen and bakery departments. Some Gelson's stores include additional service departments such as fresh pizza and pasta preparation, flower departments, coffee bars and outside seating areas. Additionally, the store at Calabasas offers banking and pharmacy services through third parties. Stores are staffed so that, even at peak times, customer waiting in checkout lines is minimized. In addition to checkers, there are personnel dedicated to bagging and carryout. All employees are encouraged to know customers by name and assist them whenever possible. All stores offer Company credit cards to qualified customers as well as allowing customers the option of paying for their purchases with bank credit and debit cards. Stores are typically open 12 hours to 18 hours per day, with hours of operation determined by local code or lease provisions, or as appropriate for the business characteristics of a specific area.

    PRESENTATION. All stores are maintained in accordance with extremely high standards. Personnel continuously fill and face shelves. Produce and other perishables are aggressively trimmed and culled to maintain quality and appearance.

    PRICING. The pricing strategy at the stores is to be competitive within their market niches on most products, ranging from the more traditional to the more exotic, specialty or high-end items.

    EXPANSION AND STORE DEVELOPMENT. Management regularly evaluates the feasibility of opening new stores and remodeling existing stores in order to maximize their appeal to consumers and their profit potential. Total capital expenditures for 1996, including completing the development of the shopping center and Gelson's Market in Calabasas, and costs of remodeling, new equipment and leasehold improvements, were $12,841,000. The Company has entered into leases for two new market locations subject to the Company's due diligence, the developers fulfilling certain conditions and the Company attaining certain entitlements.

    ADVERTISING AND PROMOTION. Gelson's advertises in newspapers on a limited basis. Direct advertising is limited (primarily newsletters and direct mail) and is typically "event" rather than "price" oriented; emphasizing, for example, special holiday selections, specialty items and services and new products.

COMPETITION

    The retail grocery business is very competitive nationwide. It is especially intense in the greater Los Angeles area. Competition in the supermarket business is based primarily upon price, merchandise quality, service and location. The number of stores, market share and availability of capital are also important competitive factors. Gelson's is in direct competition with numerous local outlets of regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson's), independent grocery stores, convenience stores, specialty and gourmet markets and food departments in mass merchandise stores. Competition also exists from many other types of retailers with respect to particular products. Stores compete primarily by offering a combination of high-quality products and superior customer service. The Company also believes that Gelson's prime store locations and long-standing reputation add to its competitive strength.

SEASONALITY

    Gelson's business is somewhat seasonal, with sales tending to increase during the last quarter of the year because of the holiday season.

SUPPORT AND OTHER SERVICES

    Each store has an on-site stockroom, the size of which varies for each store. In addition, Gelson's operates an 89,000 square foot warehouse in the City of Commerce, California, which distributes fresh fruits and vegetables, liquor, and a limited number of grocery, meat, delicatessen and supply items to stores.

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

    The largest supplier for the stores is Certified Grocers, a cooperative wholesaler which has been a supplier for over twenty years and which accounted for approximately 21% of Gelson's purchases in 1996. No other supplier accounts for a material percentage of Gelson's purchases. The Company believes that the impact of a loss of Certified Grocers as a supplier for Gelson's likely would be minimized by a combination of events, which could include: (i) purchasing certain items for direct store delivery, thereby freeing warehouse capacity to allow other items to be purchased through the warehouse, and (ii) purchasing certain products through other wholesalers in the area. However, such a loss could have a short-term adverse effect on the performance of Gelson's.

EMPLOYEES

    Gelson's has approximately 943 full-time and 684 part-time employees. Most store level, warehouse and distribution employees of Gelson's are covered by collective bargaining agreements that require union membership and establish rates of pay, hours of work, working conditions and procedures for the orderly settlement of disputes. In general, these agreements have been negotiated on an area-wide and industry-wide basis. The Company believes that employee relations are good.

    In addition, Arden-Mayfair has approximately 57 full-time employees at its executive and headquarters offices, some of whom are covered by a collective bargaining agreement.

GOVERNMENTAL REGULATION

    Gelson's is subject to regulation by a variety of governmental agencies, including the U.S. Food and Drug Administration, the California Department of Alcoholic Beverage Control, and state and local health departments. The Company believes that Gelson's and Mayfair store operations comply with all federal, state and local health, environmental and other laws and regulations. Although the Company cannot predict the effect of future laws or regulations on the operations of Gelson's, expenditures for continued compliance with current laws are not expected to have a material effect on capital expenditures, earnings or Gelson's competitive position.

LEGAL PROCEEDINGS

    The Company and certain of its subsidiaries are involved in a number of pending legal and/or administrative proceedings. Such proceedings, except as described herein with respect to the arbitration proceedings, are not expected individually or in the aggregate to have a material adverse effect upon either the Company's consolidated financial position or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, the Company is involved in arbitration proceedings related to the sale of its communication equipment business in fiscal 1993. See "Arbitration Proceedings" and Note 14 of Notes to Financial Statements.

PROPERTIES

    The Company currently owns three and leases nine of its supermarket properties. Also leased is the warehouse and distribution facility which services its markets. Supermarkets are leased for terms which may include options of up to 20 years under leases which generally stipulate a minimum rental against a percentage of gross sales. The average term remaining on the supermarket leases, including renewal options, is approximately 18 years. The 12 markets range in size from approximately 18,000 to approximately 40,000 square feet. Gelson's warehouse and distribution facility in the City of Commerce, California, consists of approximately 89,000 square feet. The term of the lease for this facility expires on September 30, 2005.

    In November 1993, the Company purchased a neighborhood shopping center in Calabasas, California and developed a new shopping center on the site on which a Gelson's store opened in January 1996. In January 1996, the Company purchased a site for a potential Gelson's market in Santa Barbara, California. The Company has leased the Santa Barbara property on a short term lease (18 months) to maximize its return on the property on an interim basis while it analyzes its ultimate use. In 1995 the Company entered into two long-term leases to open new Gelson's markets. The opening of Gelson's markets in each of these sites is subject to, among other things, the Company's due diligence, receipt of necessary governmental entitlements and the developers fulfilling certain conditions.

    The Company owns its 30,000 square foot corporate headquarters office building in Compton, California. In addition, AMG Holdings leases a 64,000 square foot building in Los Angeles consisting of office and warehouse space, which is subleased until the lease on the property expires in 2012 (includes renewal options).

ARBITRATION PROCEEDINGS

    Pursuant to an Asset Purchase Agreement dated September 1, 1993 (the "Asset Purchase Agreement"), by and among Telautograph, the Company and Danka Industries, Inc. (the "Purchaser") and Danka Business Systems PLC ("Danka"), on September 17, 1993 AMG Holdings sold its communication equipment business and substantially all the operating assets and certain liabilities of such business to the Purchaser, a wholly-owned indirect subsidiary of Danka, for a cash purchase price of approximately $45,780,000 (which included $1,000,000 received for a covenant not-to-compete), subject to certain post-closing adjustments. In fiscal 1993, AMG Holdings booked a gain related to the sale of approximately $620,000, net of income taxes of $424,000.

    The purchase price and the gain are subject to adjustment after resolution of disputes which have arisen between AMG Holdings and Purchaser concerning the assets and liabilities transferred to the Purchaser. As a result of an arbitration hearing, in April 1994 the Company was awarded $1,750,000 for parts inventory which was purchased by Purchaser as part of the sale of the Company's communication equipment business in 1993. The valuation of such inventory on the balance sheet at the date of sale had been in dispute. No amount with respect to this inventory had been included in the 1993 gain from the sale of such business. Additionally, there is a second arbitration with regard to certain items on the closing balance sheet of the communication equipment business which are being disputed. The Company believes it is owed approximately $2,200,000 relating to the sale. The Purchaser claims there should be a reduction in the purchase price of approximately $11,000,000. The recovery of each party's related legal costs will also be determined in a later arbitration. No income or expenses related to the first arbitration award and no expenses related to the second arbitration have been recognized in the 1994 or 1995 statements of operations of the Company. In 1996, arbitration costs which exceeded the first arbitration award of $1,750,000, in the amount of $456,000, net of income tax benefits of $305,000, were expensed as discontinued operations.

    While the Company denies the Purchaser's claims, the ultimate outcome cannot be presently determined. The final outcome may or may not have a material impact on the statement of operations in the year in which a decision is rendered, however, the Company does not believe adjustments resulting from this arbitration, if any, will have a material positive or adverse impact on the Company's financial position. It is expected that a final arbitration decision will be rendered in the first or second quarter of 1997 and any award would be reflected in the Company's financial statements as an adjustment to the purchase price of the communication equipment business sold in 1993. This discussion of the arbitration and that contained in Note 14 of Notes to Financial Statements, contains forward-looking statements which could vary depending upon the outcome of the arbitration proceedings.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

(a) The Company's Class A Common Stock is traded over-the-counter in the NASDAQ National Market System. During the past two years, the range of high and low sales prices (not including markups, markdowns or commissions) for each quarterly period was, according to NASDAQ, the following:

                                                                                      1996                    1995
                                                                             ----------------------  ----------------------
                                                                                  HIGH         LOW         HIGH        LOW
                                                                                  -----       -----        -----       -----
1st Quarter................................................................        66          56 1/2       46         42 1/2
2nd Quarter................................................................        79          65           47         42 1/2
3rd Quarter................................................................        67 1/2      58           52 1/2     45
4th Quarter................................................................        62          54           65 1/2     50

    There is no established public trading market for the Company's Class B Common Stock, which is subject to various restrictions on transfer.

(b) As of December 28, 1996, there were 1,690 holders of record of the Company's Class A Common Stock, with aggregate holdings of 766,753 shares of Class A Common Stock. This does not include 339,300 shares of the Company's Class A Common Stock owned by AMG Holdings. As of the same date, there were 11 holders of record of the Company's Class B Common Stock, with aggregate holdings of 342,246 shares of Class B Common Stock.

(c) No dividends have been paid on either Class A Common Stock or Class B Common Stock during the past three years. Cash or property dividends on Class B Common Stock are restricted to an amount equal to 90% of any dividend paid on Class A Common Stock.

ITEM 6. SELECTED FINANCIAL DATA OF ARDEN GROUP, INC. (IN THOUSANDS, EXCEPT PER SHARE DATA AND OTHER DATA)

                                                      1996        1995        1994        1993        1992
                                                   ----------  ----------  ----------  ----------  ----------
Operations:
Sales............................................  $  252,019  $  242,962  $  246,199  $  246,912  $  250,367
                                                   ----------  ----------  ----------  ----------  ----------
Gross profit.....................................      99,167      95,053      95,021      94,150      93,794
                                                   ----------  ----------  ----------  ----------  ----------
Operating income.................................       5,922       8,212       8,305       6,411       7,783
Other income (expense)...........................         679       3,560        (183)         50        (573)
Income tax expense...............................      (2,622)     (4,661)     (3,273)     (2,623)     (2,936)
                                                   ----------  ----------  ----------  ----------  ----------
Income from continuing operations, net of income
  taxes..........................................       3,979       7,111       4,849       3,838       4,274
Income (loss) from discontinued operations, net
  of income taxes................................        (456)                              2,836         615
                                                   ----------  ----------  ----------  ----------  ----------
Income before extraordinary item.................       3,523       7,111       4,849       6,674       4,889
Extraordinary item, net of income taxes..........                                                        (406)
                                                   ----------  ----------  ----------  ----------  ----------
Net income.......................................  $    3,523  $    7,111  $    4,849  $    6,674  $    4,483
                                                   ----------  ----------  ----------  ----------  ----------
                                                   ----------  ----------  ----------  ----------  ----------
Depreciation on continuing operations............  $    4,642  $    3,308  $    3,576  $    4,110  $    4,076
Number of supermarkets at year-end...............          12          11          12          12          12

Financial Position:
Total assets.....................................  $   91,248  $   89,478  $   91,322  $  112,471  $  107,226
Working capital..................................  $   23,142  $   28,706  $   36,506  $   51,549  $   20,589
Long-term debt...................................  $    6,663  $    7,695  $    6,465  $    7,654  $   13,161
Stockholders' equity.............................  $   55,737  $   53,827  $   57,836  $   67,535  $   60,873
Capital expenditures.............................  $   12,841  $   10,731  $    6,948  $    6,406  $    2,449
Cash dividends paid common stock.................        None        None        None        None        None

Per Share Data:
Income from continuing operations................  $     3.57  $     5.47  $     3.18  $     2.38  $     2.65
Income (loss) from discontinued operations.......        (.41)                               1.76         .38
                                                   ----------  ----------  ----------  ----------  ----------
Income (loss) before extraordinary item..........        3.16        5.47        3.18        4.14        3.03
Extraordinary item...............................                                                        (.25)
                                                   ----------  ----------  ----------  ----------  ----------
Net income.......................................  $     3.16  $     5.47  $     3.18  $     4.14  $     2.78
                                                   ----------  ----------  ----------  ----------  ----------
                                                   ----------  ----------  ----------  ----------  ----------
Weighted average common shares outstanding.......   1,115,227   1,299,002   1,527,128   1,612,724   1,612,724
                                                   ----------  ----------  ----------  ----------  ----------
                                                   ----------  ----------  ----------  ----------  ----------

All years are 52 weeks except 1992 which had 53 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company cautions readers that any forward-looking statements contained in this Form 10-K or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, could affect the Company's financial results and could cause the Company's financial performance to differ materially from the expectations expressed in any forward-looking statement made by or on behalf of the Company--the strength of U.S. economy; the effects of and changes in fiscal policies and laws, inflation and competition from other supermarkets and retailers with a food presentation.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

    During 1996, the Company had net income of $3,523,000 compared to net income of $7,111,000 during 1995. Pretax income from continuing operations was $6,601,000 for 1996 compared to pretax income of $11,772,000 for 1995. As described below, included in 1996 income is $151,000 of net unrealized losses related to marketable securities as compared to net unrealized gains of $1,430,000 in 1995.

    During 1996, the Company's operating income from its supermarket operations was $5,922,000 compared to operating income of $8,212,000 during 1995.

    Sales from the Company's 12 supermarkets in the greater Los Angeles area were $252,019,000 in 1996, an increase of 3.7% from 1995, when sales were $242,962,000 (1995 included sales from a Mayfair Market in West Hollywood which was closed in October 1995). Chain wide same store sales increased 1.1% in 1996 compared to the prior year, even though sales of certain stores have been negatively impacted by competitors opening new stores in Gelson's trading areas. In January 1996, the Company opened a shopping center it developed in Calabasas, California which includes a Gelson's market and spaces for additional tenants. Although sales of the Calabasas market have improved, they have not met projections. The Company has entered into leases for most of the tenant spaces, some of which were unoccupied at the end of the year. It is anticipated that supermarket sales will improve as Gelson's and the other tenants become established in the trading area. The foregoing statement is a forward looking statement and actual future sales are dependent on a number of factors which may or may not occur including, among others, the timing of the opening of the vacant spaces, the success of the other tenants and competition from other supermarkets and shopping centers.

    The Company is continually searching for additional store locations and is in varying stages of discussions on various new locations.

    The Company's gross profit from supermarket operations as a percentage of sales was 39.3% in 1996 compared to 39.1% in 1995 primarily due to a sales mix in 1996 favoring higher gross margin categories.

    Delivery, selling, general and administrative ("DSG&A") expenses as a percentage of sales were 36.9% for 1996 compared to 35.7% for 1995. The increase in 1996 is due, in part, to higher than anticipated operating costs at Calabasas as well as preopening expenses associated with that market. Also, an increase in real estate and remodel expenditures during the past year resulted in $1,334,000 higher depreciation expense in 1996 compared to 1995 offset partially by a decrease in equipment rent. In 1996, the Company expensed $385,000 to settle a claim against it for costs and damages relating to the alleged contamination of real property previously owned by the Company. In 1995, the Company recognized contractual credits of $966,000 against health and welfare payments due the retail clerks and meat cutters unions. No such credits were received in 1996. Included in 1996 DSG&A is a gain of $584,000 relating to the property sale of a former Mayfair market located in West Hollywood, California.

    Interest and dividend income was $1,728,000 in 1996 compared to $2,702,000 in 1995 due to decreased levels of investments and a decrease in earnings rates.

    Interest expense increased to $879,000 in 1996 from $559,000 in 1995 primarily due to an increase in average fixture financing debt levels in 1996 versus 1995 and interest resulting from a Federal income tax audit.

    In 1996, the market value of the Company's aggregate holdings in marketable securities decreased from the market value of such holdings at December 30, 1995. Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", net unrealized losses of $151,000 related to marketable securities were reflected in income in 1996 compared to net unrealized gains of $1,430,000 in 1995.

    For an analysis of the Company's provision for income taxes, see Note 10 of Notes to Financial Statements.

    In 1996, the Company recognized in discontinued operations $456,000 of costs, net of income tax benefits of $305,000, associated with an arbitration of disputed items relating to the sale of the communication equipment business in 1993. See Note 14 of Notes to Financial Statements. It is expected that a final arbitration decision will be rendered in the first or second quarter of 1997 and any award would be reflected in the Company's financial statements as an adjustment to the purchase price of the communication equipment business sold in 1993. The final outcome may or may not have a material impact on the statement of operations in the year a decision is made, however, the Company does not believe adjustments resulting from this arbitration, if any, will have a material adverse impact on the Company's financial position. This discussion of the arbitration and that contained in Note 14 of Notes to Financial Statements, contains forward-looking statements which could vary depending upon the outcome of the arbitration proceedings.

    Net income per share is based on the weighted average number of common shares outstanding during the period.

1995 COMPARED TO 1994

    During 1995, the Company had net income of $7,111,000 compared to $4,849,000 during 1994. Pretax income was $11,772,000 for 1995 compared to $8,122,000 for 1994. As described below, included in 1995 income are $1,430,000 of net unrealized gains related to marketable securities compared to net unrealized losses of $1,786,000 in 1994.

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

    In November 1993, the Company purchased a neighborhood shopping center in Calabasas, California and developed a new shopping center on the site on which a Gelson's store opened in January 1996. Additionally, there are spaces for thirteen tenants in the center. In January 1996, the Company purchased a potential site for a Gelson's Market in Santa Barbara. The Company has also signed two long-term leases to open new Gelson's markets subject to the Company's due diligence, receipt of necessary entitlements and the developer fulfilling certain conditions. In October 1995, the Company closed a Mayfair Market in West Hollywood, California.

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

    In 1995, net unrealized gains of $1,430,000 related to marketable securities were reflected in earnings compared to net unrealized losses of $1,786,000 in 1994. Net realized gains on the sale of securities were $31,000 in 1995 compared to net realized losses of $663,000 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has an ongoing program to remodel existing supermarkets and to add new stores. In 1996, the Company had capital expenditures of approximately $12,840,000. At December 28, 1996, capital expenditure commitments were approximately $600,000, with additional projects anticipated for commencement during 1997.

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

    The Company and its subsidiaries are subject to a myriad of environmental laws and regulations regarding air, water and land use, and the use, storage and disposal of hazardous materials. The Company believes it substantially complies, and has in the past substantially complied, with federal, state, and local environmental laws and regulations. However, a claim has been made against the Company in connection with a real property previously leased by a subsidiary of the Company by the current owner of such property. The Company has been asked to pay for a portion of the cost of remediation of hazardous substances allegedly existing on such properties. The Company cannot at this time estimate the expenses it ultimately may incur in connection with the claim, however, it believes such expense will not be of a material amount. Although unexpected violations may occur in the future and although the Company cannot predict the effect of future laws or regulations on the Company's operations, expenditures for continued compliance with current laws are not expected to have a material impact on its capital expenditures, earnings or competitive position.

    The Company has a credit facility with a bank with a revolving line of credit totaling $9,000,000 with a standby letter of credit subfacility in the amount of $5,000,000, and a non-revolving term loan line of credit totaling $10,000,000, and a revolving line of credit with another bank in the amount of $3,000,000. The Company borrowed $2,750,000 against the term loan line of credit at December 30, 1995 to finance store fixtures and equipment of which $2,200,000 is outstanding at December 28, 1996. There were no borrowings against either of the revolving lines as of December 28, 1996. The Company's current cash position including marketable securities, the lines of credit and net cash provided by operating activities (approximately $6,408,000 for 1996) are the primary resources of funds available to maintain the Company's current liquidity requirements. See Note 7 of Notes to Financial Statements for a description of the Company's credit lines.

    In 1996 the Company purchased 25,884 shares of Class A Common Stock for approximately $1,613,000. In 1995, 179,229 shares were purchased for $11,194,000.

    The Company's total liabilities to equity ratio decreased to .64 at December 28, 1996 from .66 at December 30, 1995. The Company's current ratio was 1.96 at December 28, 1996 compared to 2.21 at December 30, 1995. The Company's current assets at the end of 1996 were approximately $5,200,000 less than at the end of 1995 primarily due to the use of funds for capital expenditures including real estate and remodel expenditures incurred in 1996 and the purchase of stock.

    The Company's cash position, including marketable securities, at the end of 1996 was $26,829,000 compared to $30,262,000 at the end of 1995. Cash not required for the immediate needs of the Company has been temporarily invested in marketable securities. See Note 1 of Notes to Financial Statements. The Company is actively investigating opportunities for the use of these funds, including the expansion of its supermarket operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Consolidated Financial Statements, Supporting Schedules and Supplemental Data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    IDENTIFICATION OF DIRECTORS

    Below is set forth certain information about each of the directors of the Company as of March 7, 1997. Certain of this information has been supplied by the persons shown.

                                                           PRINCIPAL OCCUPATION (1)                     DIRECTOR       TERM
NAME                             AGE                        AND OTHER DIRECTORSHIPS                       SINCE       EXPIRES
---------------------------      ---      -----------------------------------------------------------  -----------  -----------
Bernard Briskin............          72   Chairman of the Board of Directors, President and Chief            1970         1998
                                          Executive Officer of the Company and Arden-Mayfair, Inc., a
                                          subsidiary of the Company, and Chairman of the Board of AMG
                                          Holdings, Inc. and Gelson's Markets, both subsidiaries of
                                          Arden-Mayfair.

John G. Danhakl............          40   Partner, Leonard Green & Partners since March 1995.                1995         1998
                                          Managing Director of Donaldson Lufkin Jenrette Securities
                                          Corporation from March 1990 to February 1995.

Robert A. Davidow..........          54   Director of WHX Corporation since April 1991; private              1993         1999
                                          investor.

Stuart A. Krieger..........          79   Business Consultant. Director of American Rocket Co.               1978         1997

Daniel Lembark.............          72   Financial consultant and Certified Public Accountant.              1978         1998

Ben Winters................          76   Business Consultant.                                               1978         1997

------------------------

(1) Unless otherwise indicated, principal occupation or occupations shown have been such for a period of at least five years in the aggregate.

(2) Date shown for term of service indicates commencement of service as a director of the Company or Arden-Mayfair.

    IDENTIFICATION OF EXECUTIVE OFFICERS

    Below is set forth certain information about each of the executive officers of the Company as of March 7, 1997:

NAME                          AGE                                         POSITION(S)
------------------------      ---      ----------------------------------------------------------------------------------
Bernard Briskin.........          72   Chairman of the Board of Directors, President and Chief Executive Officer of the
                                       Company and Arden-Mayfair, and Chairman of the Board of AMG Holdings and Gelson's
                                       Markets.

Ernest T. Klinger.......          61   Vice President Finance and Administration and Chief Financial Officer of the
                                       Company and Arden-Mayfair, and Secretary/Treasurer of AMG Holdings and Gelson's
                                       Markets.

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

ITEM 11. EXECUTIVE COMPENSATION

    GENERAL

    The following table sets forth the total annual and long-term compensation paid or accrued by the Company and its subsidiaries in connection with all businesses of the Company and its subsidiaries to or for the account of the Chief Executive Officer of the Company and each other executive officer of the Company whose total annual salary and bonus for the fiscal year ended December 28, 1996 exceeded in the aggregate $100,000.

                                                                                          LONG TERM COMPENSATION
                                                                                   -------------------------------------
                                                                                            AWARDS
                                                                                   ------------------------
                                                                                                SECURITIES-
                                              ANNUAL COMPENSATION                               UNDERLYING     PAYOUTS
                                                                    OTHER ANNUAL   RESTRICTED    OPTIONS/    -----------
                                              --------------------  COMPENSATION      STOCK        SARS         LTIP
NAME AND PRINCIPAL POSITION          YEAR     SALARY($)  BONUS($)      ($)(4)      AWARD(S)(1)    (#)(1)     PAYOUTS(1)
---------------------------------  ---------  ---------  ---------  -------------  -----------  -----------  -----------
Bernard Briskin,                        1996    450,177    191,632
Chief Executive                         1995    444,400    407,624
Officer                                 1994    440,000    273,068

Ernest T. Klinger,                      1996    190,000     40,000
CFO, VP Finance                         1995    190,000     40,000
and Administration                      1994    190,000          0


                                    ALL OTHER
                                     COMPEN-
                                     SATION
NAME AND PRINCIPAL POSITION         ($)(2)(3)
---------------------------------  -----------
Bernard Briskin,                        9,000
Chief Executive                        10,500
Officer                                40,742
Ernest T. Klinger,                      9,000
CFO, VP Finance                        10,500
and Administration                     10,500

------------------------

(1) The Company did not grant to Mr. Briskin or Mr. Klinger any restricted stock, stock options or stock appreciation rights ("SARs") and made no payout to them on any long-term incentive plan in fiscal years 1996, 1995, or 1994.

(2) Includes the Company contribution to the Arden Group, Inc. 401(k) Retirement Savings Plan and the Arden Group, Inc. Stock Bonus Plan. In 1996, Messrs. Briskin and Klinger were each allocated $6,000 to their 401(k) account and $3,000 to their Stock Bonus Plan account. Mr. Briskin's 1994 balance includes $30,242 for the purpose of purchasing life insurance.

(3) Does not include retirement benefits from the Telautograph Pension Plan (terminated in December 1993).

(4) Perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the compensation received by the named officers in any of the years for which compensation information is reported.

    EMPLOYMENT AGREEMENT

    The compensation of Mr. Bernard Briskin, the Chief Executive Officer of the Company, is established under an Employment Agreement dated May 13, 1988 (the "Employment Agreement") which was amended in April 1994, effective January 1, 1994 (the "Amended Employment Agreement"). The term of the Amended Employment Agreement expires January 1, 2001. Pursuant to the terms of the Amended Employment Agreement, Mr. Briskin's base salary was increased effective January 1, 1997 to $460,081 per year and will be increased on January 1 of each succeeding year of the term of the Amended Employment Agreement based upon increases in the Consumer Price Index subject, however, to a maximum annual increase. His annual bonus will equal 2 1/2% of the Company's first $2,000,000 of Pre-Tax Profits (as defined in the Amended Employment Agreement) plus 3 1/2% of Pre-Tax Profits in excess of $2,000,000. The Amended Agreement also provides for certain expense reimbursement and personal benefits, including payment or reimbursement for uninsured medical expenses of Mr. Briskin and his immediate family up to a maximum of $100,000 during any calendar year. In addition, if he becomes permanently disabled, dies or his employment is terminated prior to January 1, 2001, the cumulative unpaid portion of two notes from Mr. Briskin to the Company, in the amount of $295,000 as of March 7, 1997, will be forgiven (see Item 13). In addition, the maturity dates of the two notes is December 31, 2000 with seven equal annual payments of principal plus interest at 6% per annum.

    REMUNERATION OF DIRECTORS

    Non-employee directors are compensated for their services as directors at an annual rate of $18,000, plus $1,000 for each Board meeting attended and $1,000 for attendance at each committee meeting. Non-employee directors who serve as committee chairmen are entitled to an additional $4,200 per year. In 1996, the Company awarded Frederick A. Schnell, who had served as a Director of the Company through June 19, 1996, payment of $50,000 in recognition of his over 20 years of service as a Director of the Company. Such sum is payable in three installments of $8,000, $24,000 and $18,000 on September 1996, January 1997 and January 1998, respectively. Mr. Briskin is an employee of the Company and does not receive the compensation otherwise payable to directors.

    COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Board of Directors has a Compensation Committee. In 1996 the Compensation Committee was comprised of the following directors:

                                          John G. Danhakl, Chairman

                                          Robert A. Davidow

                                          Daniel Lembark

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

    The following table sets forth information as of March 7, 1997 relating to the stockholdings of persons known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities: (1)

                                                                                 AMOUNT AND
                                                                                  NATURE OF
                                                                                 BENEFICIAL    PERCENT OF    PERCENT OF
       NAME AND ADDRESS OF BENEFICIAL OWNER               TITLE OF CLASS          OWNERSHIP      CLASS       TOTAL VOTE
--------------------------------------------------  ---------------------------  -----------  ------------  -------------
City National Bank, as Trustee of the Company's        Class A Common Stock         209,459         27.3%          5.0%
  Stock Bonus Plan and Trust (the "Stock Bonus
  Plan")
  500 North Roxbury Drive
  Suite 500
  Beverly Hills, CA 90210

Bernard Briskin                                        Class A Common Stock         169,516(2)       22.1%         4.0%
  Arden Group, Inc.
  9595 Wilshire Blvd.
  Suite 411
  Beverly Hills, CA 90212

Bernard Briskin                                        Class B Common Stock         340,624         99.5%         81.3%

------------------------

(1) Unless otherwise indicated to the contrary, all beneficial owners have sole investment and voting power. For purposes of this table, 339,300 shares of Company Class A Common Stock, which are held by AMG Holdings, are not deemed to be outstanding.

(2) This amount includes the following shares: (i) 60,341 shares owned by Mr. Briskin's wife; (ii) 46,524 shares held in trust (of which Mr. Briskin is a trustee) for the benefit of Mr. Briskin, his children and his mother; and
    (iii) 24,503 shares held in an Individual Retirement Account by Mr. Briskin's wife. Mr. Briskin disclaims any beneficial ownership of the shares set forth in clauses (i) and (iii) hereof. Mr. Briskin shares voting and investment power with respect to the shares referred to in clause (ii), shares voting power but denies that he has or shares investment power with respect to the shares referred to in clauses (i) and (iii). Nothing herein should be construed as an admission that Mr. Briskin is in fact the beneficial owner of any of these shares.

    If Mr. Briskin converted all of his Class B Common Stock to Class A Common Stock (convertible on a share for share basis) his beneficial ownership of Class A Common Stock would be increased to 510,140 shares or 46%.

(b) Security Ownership of Management

    The following table shows, as of March 7, 1997, the beneficial ownership of the Company's equity securities by each director, executive officer and by all directors and executive officers as a group: (1)

                                                                                 AMOUNT AND
                                                                                  NATURE OF
                                                                                 BENEFICIAL    PERCENT OF    PERCENT OF
NAME OF BENEFICIAL OWNER                                  TITLE OF CLASS          OWNERSHIP      CLASS       TOTAL VOTE
--------------------------------------------------  ---------------------------  -----------  ------------  -------------
Bernard Briskin...................................     Class A Common Stock         169,516(2)       22.1%         4.0%
                                                    Class B Common Stock.......     340,624         99.5%         80.9%
John G. Danhakl...................................     Class A Common Stock               0
Robert A. Davidow.................................     Class A Common Stock               0
Ernest T. Klinger.................................     Class A Common Stock             342(3)        (4)          (5)
Stuart A. Krieger.................................     Class A Common Stock               0
Daniel Lembark....................................     Class A Common Stock               0
Ben Winters.......................................     Class A Common Stock             100          (4)           (5)
All directors and executive officers as a group (7
 persons).........................................     Class A Common Stock         169,958(3)       21.6%         4.0%
                                                       Class B Common Stock         340,624         99.5%         81.3%

------------------------

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In connection with the purchase by Mr. Briskin of shares of the Company's Class A Common Stock in 1979 and 1980, the Company loaned Mr. Briskin $212,500 and $303,750, respectively. The notes mature on December 31, 2000 with approximately equal annual payments of principal plus interest at 6% per annum. The highest cumulative outstanding balance of the two loans was $368,750 during 1996 and was $295,000 as of March 7, 1997.

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

    None

    (c) Exhibits

    See Index to Exhibits

    (d) Other Financial Schedules

    See Index to Consolidated Financial Statements, Supporting Schedules and Supplementary Data

                       THIS PAGE INTENTIONALLY LEFT BLANK

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ARDEN GROUP, INC.

                                                                                                              DATE
                                                                                                            ---------
                                                           By BERNARD BRISKIN
                                                             Bernard Briskin,
                                                             Chairman of the Board,
                                                             President and Chief Executive Officer           3/18/97

                                                           By ERNEST T. KLINGER
                                                             Ernest T. Klinger,
                                                             Vice President Finance and Administration and
                                                           Chief Financial Officer (Principal Financial
                                                           and Principal Accounting Officer)                 3/18/97

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. The undersigned have also relied upon the reports of the registrant's independent accountants at page 21.

                                                          DATE
                                                        ---------
             BERNARD BRISKIN
 --------------------------------------------            3/18/97
 Bernard Briskin, Director and Chairman of the Board

             JOHN G. DANHAKL
 --------------------------------------------            3/18/97
 John G. Danhakl, Director

           ROBERT A. DAVIDOW
 --------------------------------------------            3/18/97
 Robert A. Davidow, Director

            STUART A. KRIEGER
 --------------------------------------------            3/18/97
 Stuart A. Krieger, Director

             DANIEL LEMBARK
 --------------------------------------------            3/18/97
 Daniel Lembark, Director

               BEN WINTERS
 --------------------------------------------            3/18/97
 Ben Winters, Director

                               ARDEN GROUP, INC.
                          AND CONSOLIDATED SUBSIDIARY

              INDEX TO FINANCIAL STATEMENTS, SUPPORTING SCHEDULES
                             AND SUPPLEMENTAL DATA

                            ------------------------

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Accountants..........................................................................          21
Financial Statements:
  Balance Sheets, December 28, 1996 and December 30, 1995..................................................          22
  Statements of Operations for fiscal years 1996, 1995 and 1994............................................          23
  Statements of Stockholders' Equity for fiscal years 1996, 1995 and 1994..................................          24
  Statements of Cash Flows for fiscal years 1996, 1995 and 1994............................................          25
  Notes to Financial Statements............................................................................          26
    The financial statements include the Registrant's subsidiary (Arden-Mayfair, Inc.) and the subsidiaries of Arden-Mayfair, Inc.
Selected Quarterly Financial Data..........................................................................          39
Financial Statement Schedule:
  VIII Valuation and Qualifying Accounts and Reserves for the fiscal years ended December 28, 1996,
    December 30, 1995 and December 31, 1994................................................................          40

    Schedules other than those listed above are omitted because of the absence of the conditions under which they are required.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of

Arden Group, Inc.

    We have audited the consolidated financial statements and the financial statement schedule of Arden Group, Inc. and its subsidiary listed in the index on page 20 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arden Group, Inc. and its subsidiary at December 28, 1996 and December 30, 1995, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California

March 14, 1997

                               ARDEN GROUP, INC.
                          AND CONSOLIDATED SUBSIDIARY
                                 BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             DECEMBER 28, 1996  DECEMBER 30, 1995
                                                                             -----------------  -----------------
                                  ASSETS

Current assets:
  Cash.....................................................................      $   5,473          $  10,102
  Marketable securities....................................................         21,356             20,160
  Accounts and notes receivable, net.......................................          6,629              9,384
  Inventories..............................................................         10,728             10,172
  Other current assets.....................................................          3,102              2,646
                                                                                   -------            -------
    Total current assets...................................................         47,288             52,464
Notes receivable...........................................................             82                 57
Property for resale or sublease............................................          1,440              1,461
Property, plant and equipment, at cost, less accumulated depreciation and
  amortization.............................................................         39,875             33,458
Other assets...............................................................          2,563              2,038
                                                                                   -------            -------
    Total assets...........................................................      $  91,248          $  89,478
                                                                                   -------            -------
                                                                                   -------            -------
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade..................................................      $  11,357          $  11,345
  Other current liabilities................................................         11,816             11,335
  Current portion of long-term debt........................................            973              1,078
                                                                                   -------            -------
    Total current liabilities..............................................         24,146             23,758
Long-term debt.............................................................          6,663              7,695
Deferred income taxes......................................................          2,160              1,583
Other liabilities..........................................................          2,542              2,615
                                                                                   -------            -------
    Total liabilities......................................................         35,511             35,651
                                                                                   -------            -------
Commitments and contingent liabilities
Stockholders' equity:
  Common stock, Class A, $.25 par value; 1,106,053 and 1,130,937 shares
    issued, respectively, including 339,300 treasury shares................            276                283
  Common stock, Class B, $.25 par value; 342,246 and 343,246 shares issued
    and outstanding, respectively..........................................             86                 86
  Capital surplus..........................................................          5,617              5,718
  Notes receivable from officer/director...................................           (369)              (369)
  Retained earnings........................................................         53,880             51,862
                                                                                   -------            -------
                                                                                    59,490             57,580
  Less, treasury stock; 339,000 shares at cost.............................          3,753              3,753
                                                                                   -------            -------
    Total stockholders' equity.............................................         55,737             53,827
                                                                                   -------            -------
    Total liabilities and stockholders' equity.............................      $  91,248          $  89,478
                                                                                   -------            -------
                                                                                   -------            -------

        The accompanying notes are an integral part of these statements.

                               ARDEN GROUP, INC.
                          AND CONSOLIDATED SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                1996        1995        1994
                                                                             ----------  ----------  ----------
Sales......................................................................  $  252,019  $  242,962  $  246,199
Cost of Sales..............................................................     152,852     147,909     151,178
                                                                             ----------  ----------  ----------
    Gross profit...........................................................      99,167      95,053      95,021
Delivery, selling, general and administrative expenses.....................      93,245      86,841      86,716
                                                                             ----------  ----------  ----------
    Operating income.......................................................       5,922       8,212       8,305
Interest and dividend income...............................................       1,728       2,702       3,050
Other income (expense), net................................................         (19)        (13)       (501)
Interest expense...........................................................        (879)       (559)       (946)
Net unrealized gain (loss) on marketable securities........................        (151)      1,430      (1,786)
                                                                             ----------  ----------  ----------
    Income from continuing operations before income taxes..................       6,601      11,772       8,122
Income tax provision.......................................................       2,622       4,661       3,273
                                                                             ----------  ----------  ----------
    Income from continuing operations, net of income taxes.................       3,979       7,111       4,849
Loss from discontinued operations, net of income tax benefits of $305......        (456)
                                                                             ----------  ----------  ----------
    Net income.............................................................  $    3,523  $    7,111  $    4,849
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Net income per common share (computed on weighted average common shares outstanding):
  Income from continuing operations........................................  $     3.57  $     5.47  $     3.18
  Loss from discontinued operations........................................        (.41)
                                                                             ----------  ----------  ----------
  Net income...............................................................  $     3.16  $     5.47  $     3.18
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Weighted average common shares outstanding.................................   1,115,227   1,299,002   1,527,128
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

        The accompanying notes are an integral part of these statements.

                               ARDEN GROUP, INC.
                          AND CONSOLIDATED SUBSIDIARY
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT STOCK DATA)

                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
Common stock, Class A:
  Balance, beginning of year.....................................................  $     283  $     327  $     402
  Purchase and retirement of stock (25,884, 179,229 and 298,612 shares,
    respectively)................................................................         (7)       (44)       (75)
                                                                                   ---------  ---------  ---------
    Balance, end of year.........................................................        276        283        327
                                                                                   ---------  ---------  ---------
Common stock, Class B:
  Balance, beginning and end of year.............................................         86         86         86
                                                                                   ---------  ---------  ---------
Capital surplus:
  Balance, beginning of year.....................................................      5,718      6,413      7,571
  Purchase and retirement of common stock........................................       (101)      (695)    (1,158)
                                                                                   ---------  ---------  ---------
    Balance, end of year.........................................................      5,617      5,718      6,413
                                                                                   ---------  ---------  ---------
Notes receivable from officer/director:
  Balance, beginning of year.....................................................       (369)      (442)    (1,502)
  Principal paid.................................................................                    73      1,074
  Amortization of present value discount.........................................                              (14)
                                                                                   ---------  ---------  ---------
    Balance, end of year.........................................................       (369)      (369)      (442)
                                                                                   ---------  ---------  ---------
Retained earnings:
  Balance, beginning of year.....................................................     51,862     55,205     64,731
  Net income for the year........................................................      3,523      7,111      4,849
  Purchase and retirement of common stock........................................     (1,505)   (10,454)   (14,375)
                                                                                   ---------  ---------  ---------
    Balance, end of year.........................................................     53,880     51,862     55,205
                                                                                   ---------  ---------  ---------
Stockholders' equity before treasury stock.......................................     59,490     57,580     61,589
Treasury stock, at cost..........................................................     (3,753)    (3,753)    (3,753)
                                                                                   ---------  ---------  ---------
    Total stockholders' equity...................................................  $  55,737  $  53,827  $  57,836
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

        The accompanying notes are an integral part of these statements.

                               ARDEN GROUP, INC.

                          AND CONSOLIDATED SUBSIDIARY

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                      1996       1995       1994
                                                                                    ---------  ---------  ---------
Cash flows from operating activities:
  Cash received from customers....................................................  $ 252,482  $ 243,589  $ 244,598
  Cash paid to suppliers and employees............................................   (242,869)  (231,614)  (235,228)
  Sales/maturities of marketable securities.......................................     28,751     13,017     41,646
  Purchases of marketable securities..............................................    (30,062)   (12,003)   (40,766)
  Interest and dividends received.................................................      1,678      2,784      3,166
  Interest paid...................................................................       (878)      (701)      (934)
  Income taxes paid...............................................................     (2,694)    (4,085)    (2,606)
                                                                                    ---------  ---------  ---------
    Net cash provided by operating activities.....................................      6,408     10,987      9,876
                                                                                    ---------  ---------  ---------
Cash flows from investing activities:
  Capital expenditures............................................................    (12,841)   (10,731)    (6,948)
  Deposits for property in escrow.................................................      2,664     (2,664)
  Net cash from sale of GPS.......................................................                 2,511        818
  Proceeds from the sale of property, plant and equipment, liquor licenses and
    leasehold interests...........................................................      2,338        241         55
  Payments received on notes from the sale of property, plant and equipment and
    liquor licenses...............................................................          3          3         20
                                                                                    ---------  ---------  ---------
    Net cash (used) provided in investing activities..............................     (7,836)   (10,640)    (6,055)
                                                                                    ---------  ---------  ---------
Cash flows from financing activities:
  Purchase and retirement of stock................................................     (1,613)   (11,193)   (15,608)
  Principal payments on long-term debt............................................       (752)      (199)    (5,486)
  Transfer to discontinued operations.............................................       (456)               (2,556)
  Principal payments under capital lease obligations..............................       (325)      (917)    (1,530)
  Loan payments from officer/director.............................................                    73      1,074
  Proceeds from equipment financing...............................................                 2,750
  Purchase of Company debentures..................................................        (55)
                                                                                    ---------  ---------  ---------
    Net cash used in financing activities.........................................     (3,201)    (9,486)   (24,106)
                                                                                    ---------  ---------  ---------
Net increase (decrease) in cash...................................................  $  (4,629) $  (9,139) $ (20,285)
Cash at beginning of year.........................................................     10,102     19,241     39,526
                                                                                    ---------  ---------  ---------
Cash at end of year...............................................................  $   5,473  $  10,102  $  19,241
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Reconciliation of net income to net cash provided by operating activities:
Net income........................................................................  $   3,523  $   7,111  $   4,849
Adjustments to reconcile net income to net cash provided by operating activities:
  Loss from discontinued operations...............................................        456
  Depreciation and amortization...................................................      4,686      3,480      3,659
  Unrealized (gain) loss on marketable securities.................................        151     (1,430)     1,786
  Provision for losses on accounts and notes receivable...........................         55         94        348
  Net loss (gain) from the sale of property, plant and equipment, liquor licenses
    and early lease terminations..................................................       (556)       (33)        67
  Gain on sale of GPS.............................................................                               (9)
  Note receivable from officer/director...........................................                              (14)
  Non-compete payment on sale of GPS..............................................                   (86)      (217)
  Gain on purchase of 7% debentures...............................................         (5)
Change in assets and liabilities net of effects from noncash investment and financing activities:
  (Increase) decrease in assets:
    Accounts and notes receivable.................................................          8        647       (950)
    Marketable securities.........................................................     (1,347)       970      1,552
    Inventories...................................................................       (556)       493       (904)
    Other current assets..........................................................       (456)      (465)    (1,244)
    Other assets..................................................................       (548)      (325)       222
  Increase (decrease) in liabilities:
    Accounts payable and other accrued expenses...................................        493       (507)     3,044
    Deferred income taxes.........................................................        577        474       (972)
    Other liabilities.............................................................        (73)       564     (1,341)
                                                                                    ---------  ---------  ---------
Net cash provided by operating activities.........................................  $   6,408  $  10,987  $   9,876
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

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

    FISCAL YEAR

    The Company operates on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein ended on December 28, 1996, December 30, 1995, and December 31, 1994.

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

    MARKETABLE SECURITIES

    Marketable securities consist of mutual funds, fixed-income securities, preferred stock, common stock, mortgage backed government securities and collateralized mortgage obligations. Marketable securities are stated at market value. By policy, the Company invests primarily in high-grade marketable securities. All marketable securities are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) and unrealized holding gains and losses are reflected in earnings.

    The Company enters into various forward commitments, interest rate futures and currency forwards in an effort to maximize its return on investments in trading securities while managing risk. Interest rate futures and currency forwards are carried at market value based on quotes from brokers. The risk of loss to the Company in the event of nonperformance by any party under these agreements is not significant. Gains and losses on foreign currency forwards which serves as effective hedges of currency exposure on investments in foreign debt are offset against gains and losses resulting from the underlying transactions. Realized and unrealized gains and losses on interest rate futures are recognized currently.

    Market value is determined by the most recently traded price of the security at the balance sheet date. Net realized gains or losses are determined on the FIFO cost method.

                               ARDEN GROUP, INC.
                          AND CONSOLIDATED SUBSIDIARY

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.  ACCOUNTING POLICIES: (CONTINUED)
    ACCOUNTS RECEIVABLE

    The Company closely monitors extensions of credit and has not experienced significant losses related to its receivables. At December 28, 1996, the Company did not have significant credit risk concentrations. No single group or customer represents greater than 2% of total accounts and notes receivable. Issuance costs related to Gelson's charge cards are not significant and are expensed as incurred.

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

    PROPERTY, PLANT AND EQUIPMENT

    Owned property, plant and equipment is valued at cost. Depreciation is provided on the straight-line method at rates based on the estimated useful lives of individual assets or classes of assets. Improvements to leased properties or fixtures are amortized over their estimated useful lives or lease period, whichever is shorter.

    Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease.

    Normal repairs and maintenance are expensed as incurred. Expenditures which materially increase values, change capacities or extend useful lives are capitalized. Replacements are capitalized and the property, plant and equipment accounts are relieved of the items being replaced. The related costs and accumulated depreciation of disposed assets are eliminated and any gain or loss on disposition is included in income.

    ENVIRONMENTAL COSTS

    Costs incurred to investigate and remediate contaminated sites are expensed.

    STORE OPENING COSTS

    Noncapital expenditures incurred in opening a new store are expensed in the year the store is opened.

    ADVERTISING AND SALES PROMOTION COSTS

    Advertising and sales promotion costs are expensed as incurred.

                               ARDEN GROUP, INC.
                          AND CONSOLIDATED SUBSIDIARY

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.  ACCOUNTING POLICIES: (CONTINUED)
    INCOME TAXES

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

    NEW ACCOUNTING STANDARDS

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), was adopted as of January 1, 1996. SFAS 121 standardized the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets. The adoption of SFAS 121 had no impact on the Company's results of operations or financial position.

    RECLASSIFICATION

    Certain prior year amounts have been reclassified to conform to the current year presentation.

                               ARDEN GROUP, INC.
                          AND CONSOLIDATED SUBSIDIARY

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  MARKETABLE SECURITIES:

    Marketable securities are considered to be trading securities per SFAS 115 and are carried on the balance sheet at their market value.

                                                                               UNREALIZED
                                                                     COST      GAIN (LOSS)   MARKET VALUE
                                                                   ---------  -------------  ------------
                                                                               (IN THOUSANDS)
As of December 28, 1996:
  Mutual funds...................................................  $  10,997    $      35     $   11,032
  Fixed income securities........................................      7,707         (662)         7,045
  Equity securities..............................................      1,413          114          1,527
  Mortgage-backed government securities..........................      1,419            7          1,426
  Collateralized mortgage obligations............................        328           (2)           326
                                                                   ---------        -----    ------------
    Total........................................................  $  21,864    $    (508)    $   21,356
                                                                   ---------        -----    ------------
                                                                   ---------        -----    ------------
As of December 30, 1995:
  Mutual funds...................................................  $  10,291    $     216     $   10,507
  Fixed income securities........................................      6,749         (458)         6,291
  Equity securities..............................................      2,538         (126)         2,412
  Mortgage-backed government securities..........................        823           12            835
  Collateralized mortgage obligations............................        115                         115
                                                                   ---------        -----    ------------
    Total........................................................  $  20,516    $    (356)    $   20,160
                                                                   ---------        -----    ------------
                                                                   ---------        -----    ------------

    The Company enters into various forward commitments, interest rate futures and currency forwards in an effort to maximize its return on investments in trading securities. At December 28, 1996, the Company has outstanding forward commitments to purchase mortgage securities in early 1997 in the amount of $2,012,000 which it intends to fulfill with the proceeds of matured or sold investment securities. In addition, the Company holds interest rate futures relating to five year German bonds due March 10, 1997 with an aggregate notional amount of $499,000 and ten year Canadian bonds due March 31, 1997 with an aggregate notional amount of $172,000. The Company also holds currency forwards for 560,000 German marks which expire in early 1997 and are intended to hedge currency risk on a German government bond which is held by the Company at December 28, 1996. The aggregate fair value of these interest rate futures and currency forwards is nominal at December 28, 1996 and approximates cost.

3.  ACCOUNTS AND NOTES RECEIVABLE:

                                                                   DECEMBER 28, 1996  DECEMBER 30, 1995
                                                                   -----------------  -----------------
                                                                              (IN THOUSANDS)
Accounts receivable, trade.......................................      $   4,677          $   4,503
Notes receivable.................................................            592                656
Other accounts receivable........................................          2,070              4,936
                                                                          ------            -------
                                                                           7,339             10,095
Less: Allowance for doubtful accounts and notes receivable.......           (710)              (711)
                                                                          ------            -------
                                                                       $   6,629          $   9,384
                                                                          ------            -------
                                                                          ------            -------

                               ARDEN GROUP, INC.
                          AND CONSOLIDATED SUBSIDIARY

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  ACCOUNTS AND NOTES RECEIVABLE: (CONTINUED)
    The provision for doubtful accounts and notes receivable in 1996, 1995, and 1994 was approximately $55,000, $94,000, and $348,000, respectively.

4.  INVENTORIES:

    Inventories valued by the LIFO method ($9,271,000 in 1996, $8,899,000 in 1995 and $9,461,000 in 1994) would have been $2,394,000, $2,282,000, and
$2,147,000 higher at December 28, 1996, December 30, 1995 and December 31, 1994, respectively, if they had been stated at the lower of FIFO cost or market. The LIFO effect on net income and income per share in 1996, 1995 and in 1994 was a decrease of approximately $67,000 ($.06 per share), $81,000 ($.06 per share) and $19,000 ($.02 per share), respectively.

5.  PROPERTY, PLANT, EQUIPMENT AND ACCUMULATED DEPRECIATION:

                                                                   DECEMBER 28, 1996  DECEMBER 30, 1995
                                                                   -----------------  -----------------
                                                                              (IN THOUSANDS)
Land.............................................................      $   8,775          $   8,273
Buildings and improvements.......................................         11,453              4,882
Store fixtures and office equipment..............................         16,837             11,450
Delivery equipment...............................................          1,794              1,584
Machinery and equipment..........................................            879                880
Leasehold improvements...........................................         21,973             20,880
Assets under capital leases......................................          3,058              3,933
Assets under construction........................................            773              5,974
                                                                         -------            -------
                                                                          65,542             57,856
Accumulated depreciation and amortization........................        (25,667)           (24,398)
                                                                         -------            -------
                                                                       $  39,875          $  33,458
                                                                         -------            -------
                                                                         -------            -------

    As of December 28, 1996 approximately $8,000,000 of property, plant and equipment (at cost) was fully depreciated.

    In 1995, the Company developed a new shopping center in Calabasas, California on which a Gelson's Market was opened in January 1996. The cost of the shopping center is included in assets under construction at December 30, 1995.

6.  OTHER CURRENT LIABILITIES:

                                                                   DECEMBER 28, 1996  DECEMBER 30, 1995
                                                                   -----------------  -----------------
                                                                              (IN THOUSANDS)
Compensated absences.............................................      $   2,830          $   2,612
Taxes (including taxes collected from others of $351 and $947,
 respectively)...................................................          2,991              3,245
Other............................................................          5,995              5,478
                                                                         -------            -------
                                                                       $  11,816          $  11,335
                                                                         -------            -------
                                                                         -------            -------

                               ARDEN GROUP, INC.
                          AND CONSOLIDATED SUBSIDIARY

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  LONG-TERM DEBT:

                                                          CURRENT                      NON-CURRENT
                                               ------------------------------  ----------------------------
                                                DECEMBER 28,    DECEMBER 30,   DECEMBER 28,   DECEMBER 30,
                                                    1996            1995           1996           1995
                                               ---------------  -------------  -------------  -------------
                                                                      (IN THOUSANDS)
Notes and contracts payable..................     $     768       $     752      $   1,832      $   2,600
Obligations under capital leases.............           205             326          3,578          3,782
7% Subordinated income debentures due
  September 1, 2014..........................                                        1,253          1,313
                                                      -----          ------         ------         ------
                                                  $     973       $   1,078      $   6,663      $   7,695
                                                      -----          ------         ------         ------
                                                      -----          ------         ------         ------

    At December 28, 1996, the approximate principal payments required on long-term debt for each year are as follows (in thousands):

  1997       1998       1999       2000       2001     SUBSEQUENT
---------  ---------  ---------  ---------  ---------  -----------
$973...... $     961  $     807  $     838  $     323   $   3,734

    The Company has a 15 month loan agreement for a credit facility with a bank establishing a revolving line of credit in the amount of $9,000,000 with a standby letter of credit subfacility in the amount of $5,000,000, and a $10,000,000 non-revolving line of credit providing for term loans. Major provisions of the agreement include interest on the revolving loan and on the term loans at the bank's cost of funds rate plus .8% or at the LIBOR rate plus
 .8%, and certain minimum requirements as to the Company's equity, working capital and debt-to-equity relationships. The Company also has a one year revolving line of credit with another bank in the amount of $3,000,000 with interest at the bank's reference rate. At the end of 1996 and 1995 there were no amounts borrowed under either of the revolving lines of credit.

    Notes payable: In 1995, the Company borrowed $2,750,000 (at 6.2%) from its $10,000,000 non-revolving line of credit to finance the purchase of supermarket equipment. In 1993, the Company financed $1,021,000 (average interest rate 7.5%) of supermarket equipment. All equipment financing borrowings are five year, fully amortized notes. Only the obligations of the 1993 borrowings are collateralized by the equipment. The aggregate balance of the equipment notes at December 28, 1996 was $2,600,000.

    Debentures: The indenture relating to the 7% (6% prior to November 7, 1978) subordinated income debentures ("7% Debentures"), due September 1, 2014, provides for interest payable semiannually on March 1 and September 1 to the extent that current annual net income (consolidated net income before income taxes and interest accrued on the 7% Debentures) is sufficient therefor, or at the discretion of the Company, out of available retained earnings. No accrued interest was in arrears as of December 28, 1996.

    The aggregate fair market value of long term debt approximates its carrying value.

8. CAPITAL STOCK:

    Class A Common Stock: The Company is authorized to issue 5,000,000 shares of Class A common stock, par value $.25 per share. At December 28, 1996 and December 30, 1995, shares issued were 1,106,053 and 1,130,937, respectively, including 339,300 treasury shares at the end of each year. On September 16, 1994 the Company completed a self-tender offer by purchasing 285,172 shares of its Class A common stock at $52 per share in cash. Another 13,440 shares were purchased at various prices, ranging from $48 to $52 per share, and retired during the fourth quarter of 1994. In the fourth quarter of 1995, the

                               ARDEN GROUP, INC.
                          AND CONSOLIDATED SUBSIDIARY

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8. CAPITAL STOCK: (CONTINUED)
Company purchased 177,229 shares from two of its institutional holders for $62.50 per share in cash. An additional 2,000 shares were purchased in the fourth quarter of 1995 for $58.50 per share. In 1996, the Company purchased an additional 25,884 shares at an average price of $62.29 per share. The Class A common stock has one vote per share on all matters on which stockholders are entitled to vote or consent.

    Class B Common Stock: The Company is authorized to issue 500,000 shares of Class B common stock, par value $.25 per share. At December 28, 1996 and December 30, 1995 there were 342,246 and 343,246 shares, respectively, issued and outstanding. The Class B common stock has ten votes per share on virtually all matters on which shareholders are entitled to vote or consent. Transfer of Class B common stock is restricted to other Class B stockholders and certain other classes of transferees. Class B common stock is convertible, at the option of the holder into Class A common stock on a share-for-share basis. The Class B common stock is also automatically converted into Class A common stock under certain circumstances, including upon the transfer of such stock to a transferee other than another Class B stockholder and certain other classes of transferees. The number of shares of Class B common stock converted to Class A common stock were 70 shares in 1994 and 1,000 shares in 1996. No shares were converted in 1995. Cash or property dividends on Class B common stock are restricted to an amount equal to 90% of any dividend paid on Class A common stock.

9. RETIREMENT PLANS:

    The Company contributes to multi-employer union pension plans administered by various trustees which may be deemed to be defined benefit plans. Contributions to these plans are based upon negotiated wage contracts. Information relating to accumulated benefits and fund assets as they may be allocable to the participants at December 28, 1996 is not available. The Company's total union pension expense for all plans for 1996, 1995 and 1994 amounted to $906,000, $891,000 and $1,208,000, respectively.

    The Company has a noncontributory, trusteed stock bonus plan which is qualified under Section 401 of the Internal Revenue Code of 1986, as amended. All nonunion employees over 18 years of age who complete 1,000 hours of service within the year ending on the anniversary date of employment are eligible to become participating employees in the plan. Contributions to the plan for any fiscal year, as determined by the Board of Directors, are discretionary, but in no event will they exceed 15% of the annual aggregate salaries of those employees eligible for participation in the plan. Contributions must be invested in the Company's Class A common stock with excess cash being invested in certain government backed securities. Contributions to the plan are allocated among eligible participants in the proportions of their salaries to the salaries of all participants. Contributions accrued for the plan in 1996, 1995 and 1994 were $133,000, $130,000, and $328,000, respectively.

    The Arden Group, Inc. 401(k) Retirement Savings Plan (the "Company Savings Plan") covers all non-union employees of the Company and its subsidiaries who have attained the age of 18 and have completed at least one year of service with any of such companies. The Company Savings Plan provides that, with certain limitations, a participating employee may elect to contribute up to 15% of such employee's annual compensation to the Company Savings Plan on a tax-deferred basis, subject to a limitation that the annual elective contribution may not exceed an annual indexed dollar limit determined pursuant to the Internal Revenue Code ($9,500 in 1996). Annual matching contributions are made by the Company each year for those participants whose annualized gross earnings for the previous year were $45,000 or less, and such matching contribution was $8,000 in 1996, $9,000 in 1995 and $10,000 in 1994. An additional discretionary

                               ARDEN GROUP, INC.
                          AND CONSOLIDATED SUBSIDIARY

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9. RETIREMENT PLANS: (CONTINUED)

amount of $263,000 was accrued in 1996 and contributed to the plan in early 1997. Similarly $317,000 was accrued in 1995 and contributed in early 1996 and $130,000 was accrued in 1994 and contributed in early 1995.

10.  INCOME TAXES:

    Income (loss) before income taxes and the related income tax expense (benefit) are as follows:

                                                                              1996       1995       1994
                                                                            ---------  ---------  ---------
                                                                                    (IN THOUSANDS)
Income (loss) before income tax:
  Continuing operations...................................................  $   6,601  $  11,772  $   8,122
  Discontinued operations.................................................       (761)
                                                                            ---------  ---------  ---------
    Total.................................................................  $   5,840  $  11,772  $   8,122
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------
Income tax expense (benefit):
  Continuing operations...................................................  $   2,622  $   4,661  $   3,273
  Discontinued operations.................................................       (305)
                                                                            ---------  ---------  ---------
    Total.................................................................  $   2,317  $   4,661  $   3,273
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

    The composition of federal and state income tax expense (benefit) is as follows:

                                                                              1996       1995       1994
                                                                            ---------  ---------  ---------
                                                                                    (IN THOUSANDS)
Current
  Federal.................................................................  $   1,222  $   3,242  $   3,167
  State...................................................................        517        945        923
                                                                            ---------  ---------  ---------
    Total.................................................................      1,739      4,187      4,090
Deferred
  Federal.................................................................        553        324       (669)
  State...................................................................         25        150       (148)
                                                                            ---------  ---------  ---------
    Total.................................................................        578        474       (817)
                                                                            ---------  ---------  ---------
  Total income tax expense................................................  $   2,317  $   4,661  $   3,273
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

                               ARDEN GROUP, INC.
                          AND CONSOLIDATED SUBSIDIARY

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

10.  INCOME TAXES: (CONTINUED)
    The Company's deferred income taxes assets (liabilities) were attributable to the following:

                                                                   DECEMBER 28, 1996  DECEMBER 30, 1995
                                                                   -----------------  -----------------
                                                                              (IN THOUSANDS)
Deferred tax assets
  Debt under capital leases......................................      $   1,653          $   1,796
  Book accruals not recognized for tax until paid................          1,076              1,165
  Unrealized loss on marketable securities.......................            224                154
  Excess of book over tax depreciation...........................            520                879
  State tax expense recognized in current period for books but in
    following year for tax.......................................            175                315
  Bad debt allowance not deductible for tax until year of
    write-off....................................................            307                306
  Other..........................................................            360                338
                                                                         -------            -------
  Deferred tax assets............................................      $   4,315          $   4,953
Deferred tax liabilities
    Deferred gain on debenture exchange..........................      $  (4,694)         $  (4,861)
    Deferred gain on sale of property............................           (253)
  Property leased under capital leases, net of accumulated
    depreciation.................................................         (1,147)            (1,276)
  Other..........................................................           (381)              (399)
                                                                         -------            -------
  Deferred tax liabilities.......................................         (6,475)            (6,536)
                                                                         -------            -------
  Deferred income taxes, net.....................................      $  (2,160)         $  (1,583)
                                                                         -------            -------
                                                                         -------            -------

    Reconciliation of the statutory federal rate and effective rate is as follows:

                                                         1996                    1995                    1994
                                                ----------------------  ----------------------  ----------------------
                                                 AMOUNT       RATE       AMOUNT       RATE       AMOUNT       RATE
                                                ---------  -----------  ---------  -----------  ---------  -----------
                                                              (IN THOUSANDS, EXCEPT PERCENTAGE AMOUNTS)
Federal tax at statutory rate.................  $   1,986       34.0%   $   4,020       34.2%   $   2,761       34.0%
State income taxes, net of federal tax
 benefits.....................................        354        6.0%         712        6.0%         512        6.3%
Federal dividend exclusion....................        (23)      (0.4%)        (71)      (0.6%)
                                                ---------        ---    ---------        ---    ---------        ---
                                                $   2,317       39.7%   $   4,661       39.6%   $   3,273       40.3%
                                                ---------        ---    ---------        ---    ---------        ---
                                                ---------        ---    ---------        ---    ---------        ---

    The California Franchise Tax Board has rendered tax assessments against the Company. The Company believes the assessments are without merit and has filed an appeal. The Company believes that adequate reserves have been provided for all years.

11.  LEASES:

    The principal kinds of property leased by the Company and its subsidiaries are supermarket buildings, fixtures and delivery equipment. The most significant obligations assumed under the lease terms, other than rental payments, are the upkeep of the facilities, insurance and property taxes. Most supermarket

                               ARDEN GROUP, INC.
                          AND CONSOLIDATED SUBSIDIARY

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

11.  LEASES: (CONTINUED)
leases contain contingent rental provisions based on sales volume and have renewal options. The exercise of renewal options is primarily dependent on the level of business conducted at the location.

    All leases and subleases with an initial term greater than one year are accounted for under Statement of Financial Accounting Standards No. 13, "Accounting for Leases". These leases are classified as either capital leases, operating leases or subleases, as appropriate.

    Assets Under Capital Leases: Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease. Contingent rentals associated with capital leases in 1996, 1995 and 1994 were $110,000, $109,000 and $143,000, respectively, and accordingly have been charged to expense as incurred. Following is an analysis of assets under capital leases:

                                                         DECEMBER 28, 1996  DECEMBER 30, 1995
                                                         -----------------  -----------------
                                                                    (IN THOUSANDS)
Buildings..............................................      $   3,058          $   3,058
Equipment..............................................                               875
                                                               -------            -------
                                                                 3,058              3,933
Accumulated amortization...............................         (1,844)            (2,474)
                                                               -------            -------
                                                             $   1,214          $   1,459
                                                               -------            -------
                                                               -------            -------

    Future minimum lease payments for the above assets under capital leases at December 28, 1996 are as follows:

                                                                                      (IN
                                                                                  THOUSANDS)
1997...........................................................................    $     636
1998...........................................................................          638
1999...........................................................................          636
2000...........................................................................          638
2001...........................................................................          636
Remainder......................................................................        3,395
                                                                                      ------
Total minimum obligations......................................................    $   6,579
Executory costs................................................................          (51)
                                                                                      ------
Net minimum obligations........................................................        6,528
Interest.......................................................................       (2,745)
                                                                                      ------
Present value of net minimum obligations.......................................        3,783
Current portions                                                                        (205)
                                                                                      ------
Long-term obligations at December 28, 1996.....................................    $   3,578
                                                                                      ------
                                                                                      ------

    Minimum capital lease obligations have not been reduced by related minimum future sublease rentals of $2,861,000.

    Executory costs include such items as property taxes and insurance.

                               ARDEN GROUP, INC.
                          AND CONSOLIDATED SUBSIDIARY

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

11.  LEASES: (CONTINUED)
    Operating Leases and Subleases: Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at December 28, 1996 are as follows:

                                                                                   DEDUCT
                                                                                  SUBLEASE     NET RENTAL
                                                                   COMMITMENTS     RENTALS     COMMITMENTS
                                                                  -------------  -----------  -------------
                                                                               (IN THOUSANDS)
1997............................................................    $   3,349     $     449     $   2,900
1998............................................................        3,399           456         2,943
1999............................................................        3,404           468         2,936
2000............................................................        3,269           465         2,804
2001............................................................        3,122           382         2,740
Remainder.......................................................       30,646         4,178        26,468
                                                                  -------------  -----------  -------------
                                                                    $  47,189     $   6,398     $  40,791
                                                                  -------------  -----------  -------------
                                                                  -------------  -----------  -------------

    Rent expense under operating leases is as follows:

                                                                             1996       1995       1994
                                                                           ---------  ---------  ---------
                                                                                   (IN THOUSANDS)
Minimum rent.............................................................  $   4,300  $   4,484  $   5,375
Contingent rent..........................................................        972      1,103      1,063
                                                                           ---------  ---------  ---------
                                                                               5,272      5,587      6,438
Sublease rentals.........................................................       (798)    (1,450)    (1,398)
                                                                           ---------  ---------  ---------
                                                                           $   4,474  $   4,137  $   5,040
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

12. RELATED PARTY TRANSACTIONS:

    At December 28, 1996, the Company held two notes receivable with balances totaling $369,000 from an officer/director of the Company. These notes arose from transactions in 1979 and 1980 whereby the Company loaned the officer/director money to purchase an aggregate of 200,000 shares of the Company's Class A common stock at the then fair market value. These notes, which bear interest at the rate of 6% per annum, mature on December 31, 2000 with equal payments of principal due annually prior thereto. If the officer's employment is terminated prior to January 1, 2001, the unpaid portion of the two notes would be forgiven. A third loan for $1,000,000 made to the officer/director in 1992 and related to his exercise in 1991 of 100,000 shares of the Company's Class A common stock, which were granted to him under a stock option, was repaid in 1994. The loans are collateralized by 180,000 shares of Class B common stock. The receivable is shown on the balance sheets as a reduction in equity.

                               ARDEN GROUP, INC.
                          AND CONSOLIDATED SUBSIDIARY

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

13. COMMITMENTS AND CONTINGENT LIABILITIES:

    The Company has an employment agreement with a key executive officer which expires on January 1, 2001. In addition to a base salary, the agreement provides for a bonus based on pre-tax earnings. No maximum compensation limit exists. The compensation expensed in 1996, 1995 and 1994 was $673,000, $910,000 and $730,000, respectively.

    The Company is contingently liable as a guarantor of certain leases which it has either assigned or subleased. Any liability arising as a result of these guarantees would have no significant effect on either the Company's results of operations or consolidated financial position of the Company.

    The Company and its subsidiaries are subject to a myriad of environmental laws and regulations regarding air, water and land use, and the use, storage and disposal of hazardous materials. The Company believes it substantially complies, and has in the past substantially complied, with federal, state, and local environmental laws and regulations. However, a claim has been made against the Company in connection with real property previously leased by a subsidiary of the Company by the current owner of such property. The Company has been asked to pay for a portion of the cost of remediation of hazardous substances allegedly existing on such properties. The Company cannot at this time estimate the expense it ultimately may incur in connection with the claim, however, it believes such expense will not be of a material amount. Although unexpected violations may occur in the future and although the Company cannot predict the effect of future laws or regulations on the Company's operations, expenditures for continued compliance with current laws are not expected to have a material impact on its capital expenditures, earnings or competitive position.

    The Company or its subsidiaries are defendants in a number of cases currently in litigation, being vigorously defended, in which the complainants pray for monetary damages. As of the date hereof, no estimate of potential liability, if any, is possible. Based upon current information, management, after consultation with legal counsel defending the Company's interests in the cases, believes the ultimate disposition thereof will have no material effect upon either the Company's results of operations or the consolidated financial position.

14. ARBITRATION PROCEEDINGS:

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

    The purchase price and the gain are subject to adjustment after resolution of disputes which have arisen between AMG Holdings and Purchaser concerning the assets and liabilities transferred to the Purchaser. As a result of an arbitration hearing, in April 1994 the Company was awarded $1,750,000 for parts inventory which was purchased by Purchaser as part of the sale of the Company's communication equipment business in 1993. The valuation of such inventory on the balance sheet at the date of sale had been in dispute. No amount with respect to this inventory had been included in the 1993 gain from the sale

                               ARDEN GROUP, INC.
                          AND CONSOLIDATED SUBSIDIARY

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

14. ARBITRATION PROCEEDINGS: (CONTINUED) of such business. Additionally, there is a second arbitration with regard to certain items on the closing balance sheet of the communication equipment business which are being disputed. The Company believes it is owed approximately $2,200,000 relating to the sale. The Purchaser claims there should be a reduction in the purchase price of approximately $11,000,000. The recovery of each party's related legal costs will also be determined in a later arbitration. No income or expenses related to the first arbitration award and no expenses related to the second arbitration have been recognized in the 1994 or 1995 statements of operations of the Company. In 1996, arbitration costs which exceeded the first arbitration award of $1,750,000, in the amount of $456,000, net of income tax benefits of $305,000, were expensed as discontinued operations.

    While the Company denies the Purchaser's claims, the ultimate outcome cannot be presently determined. The final outcome may or may not have a material impact on the statement of operations in the year in which a decision is rendered, however, the Company does not believe adjustments resulting from this arbitration, if any, will have a material positive or adverse impact on the Company's financial position. It is expected that a final arbitration decision will be rendered in the first or second quarter of 1997 and any award would be reflected in the Company's financial statements as an adjustment to the purchase price of the communication equipment business sold in 1993.

                               ARDEN GROUP, INC.

                          AND CONSOLIDATED SUBSIDIARY

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                DISCONTINUED
                                        CONTINUING OPERATIONS                    OPERATIONS
                             --------------------------------------------  ----------------------
                                          GROSS               INCOME PER               LOSS PER       NET      NET INCOME
QUARTER                        SALES     PROFIT     INCOME       SHARE       LOSS        SHARE      INCOME      PER SHARE
---------------------------  ---------  ---------  ---------  -----------  ---------  -----------  ---------  -------------
1994
  First....................  $  63,151  $  23,926  $     547   $     .34                           $     547    $     .34
  Second...................     61,625     23,790      1,667        1.03                               1,667         1.03
  Third....................     59,702     23,374      1,254         .81                               1,254          .81
  Fourth...................     61,721     23,931      1,381        1.04                               1,381         1.04

1995
  First....................  $  59,941  $  23,209  $   1,425   $    1.08                           $   1,425    $    1.08
  Second...................     60,317     23,742      2,246        1.71                               2,246         1.71
  Third....................     60,968     23,787      1,801        1.37                               1,801         1.37
  Fourth...................     61,736     24,315      1,639        1.31                               1,639         1.31

1996
  First....................  $  60,616  $  23,646  $     134   $     .12                           $     134    $     .12
  Second...................     62,864     24,649        895         .81                                 895          .81
  Third....................     62,891     24,855      1,485        1.34   $    (311)  $    (.28)      1,174         1.06
  Fourth...................     65,648     26,017      1,465        1.32        (145)       (.13)      1,320         1.19

    Earnings per share is calculated on the weighted average outstanding shares in the quarter. The outstanding shares were significantly reduced in the third quarter of 1994 by the shares purchased by the Company pursuant to its self-tender offer and in the fourth quarter of 1995 by the shares purchased from two of its institutional holders.

    The third quarter 1996 results have been restated from the Form 10-Q previously filed to reclassify $520 in arbitration related expenses from continuing operations to discontinued operations, in conformity with the fourth quarter 1996 presentation.

                               ARDEN GROUP, INC.

                          AND CONSOLIDATED SUBSIDIARY

         SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (IN THOUSANDS)

                                                         BALANCE AT         ADDITIONS CHARGED TO
                                                        BEGINNING OF   ------------------------------                  BALANCE AT
DESCRIPTION                                                 YEAR         EXPENSES     OTHER ACCOUNTS    DEDUCTIONS     END OF YEAR
------------------------------------------------------  -------------  -------------  ---------------  -------------  -------------
Fiscal Year Ended December 28, 1996:
  Allowance for doubtful notes and accounts
    receivable(1).....................................    $     711      $      55                       $      56(2)   $     710
Fiscal Year Ended December 30, 1995:
  Allowance for doubtful notes and accounts
    receivable(1).....................................    $     708      $      94                       $      91(2)   $     711
Fiscal Year Ended December 31, 1994:
  Allowance for doubtful notes and accounts
    receivable(1).....................................    $     639      $     348                       $     138(2)   $     708
                                                                                                               141(3)

------------------------

(1) These reserves are deducted from the related items in the balance sheet.

(2) Specific items charged to qualifying accounts and reserves.

(3) Transferred to buyer upon sale of subsidiary.

                               ARDEN GROUP, INC.

                          AND CONSOLIDATED SUBSIDIARY

                               INDEX TO EXHIBITS

   EXHIBIT
-----------
       2.1   Asset Purchase Agreement dated September 1, 1993 by and among Telautograph Corporation, Arden Group,
               Inc., Danka Industries, Inc. and Danka Business Systems PLC filed as Exhibit 2.1 to the Form 8-K of
               Arden Group, Inc. dated September 30, 1993 and incorporated herein by reference.

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

       4.2   Loan Agreement dated December 23, 1993, as amended by a Second Amendment thereto dated December 20, 1995, a Third Amendment thereto dated December 18, 1996 and a Fourth Amendment thereto dated January 13,
               1997, between Arden Group, Inc. and Union Bank.

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

   EXHIBIT
-----------
     10.4*   Extension Agreement dated January 1, 1984 regarding promissory notes held by the Registrant between Arden
               Group, Inc. and Bernard Briskin filed as Exhibit 19.1 to the Quarterly Report on Form 10-Q of Arden
               Group, Inc. for the quarter ended September 29, 1984 and incorporated herein by reference.

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

------------------------

* Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report.