Form 10-Q
period 1997-03-29
ARDEN GROUP INC
filed 1997-05-12
CIK 225051

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 ____________

                                  FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 29, 1997

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                         Commission file number 0-9904

                                ARDEN GROUP, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    95-3163136
 -------------------------------          -----------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

 2020 SOUTH CENTRAL AVENUE, COMPTON, CALIFORNIA             90220
 ----------------------------------------------          ----------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code     (310) 638-2842
                                                       --------------

                                   NO CHANGE
             ---------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.    Yes   X   No
                                                   -----    -----

The number of shares outstanding of the registrant's classes of common stock as of March 29, 1997 was:

                       766,753 of Class A common stock
                       342,246 of Class B common stock

This report contains a total of 14 pages including exhibits.

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
BALANCE SHEETS
(In Thousands)


                                  A S S E T S

                                             March 29,        December 28,
                                               1997              1996
                                           ------------       ------------
Current assets:

    Cash and cash equivalents                $ 5,734             $ 5,473
    Marketable securities                     23,567              21,356
    Accounts and notes receivable, net         7,956               6,629
    Inventories                                9,790              10,728
    Prepaid and other                          1,398               3,102
                                           ------------       ------------
         Total current assets                 48,445              47,288

Notes receivable                                  75                  82

Property for resale or sublease                1,433               1,440

Property, plant and equipment, at cost, less
   accumulated depreciation and amortization
   of $26,670 and $25,667, respectively       39,353              39,875

Other assets                                   2,355               2,563
                                           ------------       ------------

         Total assets                        $91,661             $91,248
                                           ------------       ------------
                                           ------------       ------------


                       See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
BALANCE SHEETS
(In Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             March 29,        December 28,
                                               1997              1996
                                           ------------       ------------

Current liabilities:

    Accounts payable, trade                  $ 13,694            $11,357
    Other current liabilities                  11,831             11,816
    Current portion of long-term debt             986                973
                                           ------------       ------------
         Total current liabilities             26,511             24,146

Long-term debt, including obligations
   under capital leases of $3,523 and
   $3,578, respectively                         6,425              6,663

Deferred income taxes                           1,694              2,160

Other liabilities                               2,288              2,542
                                           ------------       ------------
         Total liabilities                     36,918             35,511
                                           ------------       ------------

Commitments and contingent liabilities

Stockholders' equity:

    Class A common stock                          276                276
    Class B common stock                           86                 86
    Capital surplus                             5,617              5,617
    Notes receivable from officer/director       (295)              (369)
    Unrealized loss on available-for-sale
     securities                                  (158)
    Retained earnings                          52,970             53,880
                                           ------------       ------------
                                               58,496             59,490

    Less:  treasury stock, at cost              3,753              3,753
                                           ------------       ------------
         Total stockholders' equity            54,743             55,737
                                           ------------       ------------
         Total liabilities and
          stockholders' equity                $91,661            $91,248
                                           ------------       ------------
                                           ------------       ------------

                       See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share and Other Data)


                                                     Thirteen Weeks Ended
                                                   March 29,       March 30,
                                                     1997            1996
                                               ---------------   --------------

Sales                                              $64,961           $60,616

Cost of sales                                       39,414            36,970
                                                ------------       -----------
    Gross profit                                    25,547            23,646
Delivery, selling, general and
 administrative expenses                            22,815            23,073
                                                ------------       -----------
    Operating income                                 2,732               573
Interest, dividend and other income
 (expense), net                                        399               379
Net unrealized loss on trading securities             (201)             (713)
                                                ------------       -----------
    Income from continuing operations
     before income taxes                             2,930               239
Income tax provision                                 1,145               105
                                                ------------       -----------
    Income from continuing operations,
     net of income taxes                             1,785               134

Loss from discontinued operations, net of
  income tax benefits of $1,577                     (2,695)
                                                ------------       -----------
    Net income (loss)                               $ (910)            $ 134
                                                ------------       -----------
                                                ------------       -----------

Net income (loss) per common share:
    Income from continuing operations                $1.61             $ .12
    Loss from discontinued operations                (2.43)
                                                ------------       -----------
         Net income (loss)                          $ (.82)            $ .12
                                                ------------       -----------
                                                ------------       -----------
Weighted average common shares outstanding       1,108,999         1,133,141
                                                ------------       -----------
                                                ------------       -----------


                       See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF CASH FLOWS
(In Thousands)

                                                     Thirteen Weeks Ended
                                                   March 29,       March 30,
                                                     1997            1996
                                                 ------------    ------------
Cash flows from operating activities:
    Cash received from customers                   $65,440         $61,589
    Cash paid to suppliers and employees           (62,018)        (61,689)
    Investment in trading securities                (1,211)         (1,938)
    Interest and dividends received                    392             404
    Interest paid                                     (151)           (172)
    Income taxes (paid)/refund                           5            (250)
                                                 ------------    ------------
           Net cash provided by (used in)
            operating activities                     2,457          (2,056)
                                                 ------------    ------------


Cash flows from investing activities:
    Transfer to discontinued operations              (207)
    Capital expenditures                             (784)          (8,127)
    Property in escrow                                               2,664
    Purchases of marketable securities             (2,636)
    Sales of marketable securities                  1,380
    Proceeds from the sale of property, plant and
     equipment, liquor licenses and leasehold
     interests                                        146            2,239
    Payments received on notes from the sale of
     property, plant and equipment and liquor
     licenses                                          56                1
                                                 ------------    ------------
           Net cash provided by (used in)
            investing activities                   (2,045)          (3,223)
                                                 ------------    ------------


Cash flows from financing activities:
    Purchase and retirement of stock                                  (373)
    Principal payments under capital lease
     obligations                                      (50)             (91)
    Principal payments on long-term debt             (175)            (187)
    Payment of loan from officer/director              74
                                                 ------------    ------------
           Net cash used in financing activities     (151)            (651)
                                                 ------------    ------------

Net increase (decrease) in cash                       261           (5,930)

Cash at beginning of year                           5,473           10,102
                                                 ------------    ------------
Cash at end of quarter                             $5,734           $4,172
                                                 ------------    ------------
                                                 ------------    ------------

                       See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF CASH FLOWS
(In Thousands)

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

                                                     Thirteen Weeks Ended
                                                   March 29,       March 30,
                                                     1997            1996
                                                 ------------    ------------

Net income (loss)                                   $ (910)          $ 134

Adjustments to reconcile net income to net
  cash provided by operating activities:
         Loss from discontinued operations           2,695
         Depreciation and amortization               1,233           1,060
         Unrealized loss on trading securities         201             713
         Provision for losses on accounts and
          notes receivable                              30              33
         Net gain from sale of property, plant
          and equipment, liquor licenses and early
          lease terminations                           (58)           (566)
         Gain on sale of marketable securities        (221)            (91)

Change in assets and liabilities net of effects from noncash investing and financing activities:

    (Increase) decrease in assets:
         Marketable securities                      (1,198)         (1,938)
         Accounts and notes receivable               1,732             878
         Inventories                                   938            (125)
         Prepaid expenses                              (46)           (303)
         Other assets                                  200             (46)

    Increase (decrease) in liabilities:
         Accounts payable and other current
          liabilities                               (1,524)         (1,568)
         Deferred income taxes                        (361)           (223)
         Other liabilities                            (254)            (14)
                                                 ------------    ------------
    Net cash provided by (used in) operating
     activities                                     $2,457         $(2,056)
                                                 ------------    ------------
                                                 ------------    ------------

                       See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

These financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation.

1.  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements of Arden Group, Inc. (the "Company") include the accounts of the Company and its direct and indirect subsidiaries. Intercompany balances and transactions are eliminated. The Company operates exclusively in the supermarket business.

    The accompanying consolidated financial statements for the three months ended March 29, 1997 and March 30, 1996 have been prepared in accordance with generally accepted accounting principles ("GAAP"). These financial statements have not been audited by independent public accountants but include all adjustments, consisting of normal, recurring accruals, which in the opinion of management of the Company, are necessary for a fair presentation of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of December 28, 1996 has been derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 29, 1997 are not necessarily indicative of the results to be expected for the full year ending January 3, 1998.

    Certain prior year amounts have been reclassified to conform to current year presentation.

2.  MARKETABLE SECURITIES:

    Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized holding gains and losses are included in earnings. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.

                                                            Unrealized     Market
                                                Cost        Gain (Loss)    Value
                                                ----        -----------    ------
                                                          (in thousands)
    As of March 28, 1997:
    Trading securities:
       Fixed income securities                $ 8,598        $   (247)    $ 8,351
       Mortgage-backed government securities    1,111             (26)      1,085
       Collateralized mortgage obligations        365              (7)        358
                                              -------        --------     -------
                                               10,074            (280)      9,794
    Available-for-sale securities:
       Mutual funds                            13,632             (90)     13,542
       Equity securities                          832            (601)        231
                                              -------        --------     -------
                                               14,464            (691)     13,773
                                              -------        --------     -------
              Total                           $24,538        $   (971)    $23,567
                                              -------        --------     -------
                                              -------        --------     -------
    As of December 28, 1996:
    Trading securities:
       Mutual funds                           $10,997        $     35     $11,032
       Fixed income securities                  7,707            (662)      7,045
       Equity securities                        1,413             114       1,527
       Mortgage-backed government securities    1,419               7       1,426
       Collateralized mortgage obligations        328              (2)        326
                                              -------        --------     -------
              Total                           $21,864        $   (508)    $21,356
                                              -------        --------     -------
                                              -------        --------     -------


3. ARBITRATION AWARD:

   On March 28, 1997, the Company received notice of a decision rendered in the arbitration proceedings relating to the sale in 1993 of its communication equipment business to Danka Business Systems PLC. The arbitrators upheld Arden's claim for approximately $2,200,000 and awarded Danka on its counterclaims approximately $4,065,000. As a result of this decision, the Company paid Danka approximately $1,865,000 in April 1997.

   As the result of an earlier arbitration, Arden was awarded, in April 1994, $1,750,000. No income or expenses related to that award and no expenses related to the just completed arbitration were recognized in the 1994 and 1995 statements of operations of Arden. In 1996, arbitration costs which exceeded the first arbitration award were expensed as discontinued operations.

   The above arbitration decisions, the associated expenses and the resulting adjustments to the purchase price for the transaction resulted in the Company recognizing a loss, net of taxes, from discontinued operations of approximately $2,695,000 in the first quarter of fiscal 1997.

   The award of attorneys fees and costs incurred in both arbitrations is subject to further arbitration proceedings. The Company does not believe adjustments resulting from this arbitration will have a material adverse impact on its financial position.

4.  EARNINGS PER SHARE:

    Net income per share is based on the weighted average number of common shares outstanding during the period.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board Opinion No. 15, "Earnings Per Share." It is effective for financial statements issued for periods ending after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary EPS and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revises the computation of diluted EPS. It is not expected that the adoption of SFAS No. 128 will have a material impact on the earnings per share results reported by the Company under the Company's current capital structure.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER ANALYSIS

During the first quarter of 1997, the Company had a net loss of ($910,000) compared to net income of $134,000 during the first quarter of 1996. As described below, included in 1997 was a $2,695,000 loss from discontinued operations. Pretax income from continuing operations was $2,930,000 for the first quarter of 1997 compared to pretax income of $239,000 for the first quarter of 1996.

During the first quarter of 1997, the Company's operating income was $2,732,000 compared to operating income of $573,000 during the first quarter of 1996.

Sales from the Company's 12 supermarkets in the greater Los Angeles area were $64,961,000 in the first quarter of 1997, an increase of 7.2% from the first quarter of 1996, when sales were $60,616,000. Chain wide same store sales for stores opened the entire quarter increased 5.3% in the first quarter of 1997 compared to the prior year, even though sales of certain stores have been negatively impacted by competitors opening new stores. The increase in same store sales is due to a number of factors including a more robust economy in Southern California, the effect of product pricing decisions, the positive impact of store remodel activity and the timing of Easter which fell in the first quarter of 1997 but in the second

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


quarter of 1996. The Calabasas store, opened in February 1996, has experienced higher sales and better expense controls in 1997 compared to the same period in 1996.

The Company's gross profit from supermarket operations as a percentage of sales was 39.3% in the first quarter of 1997 compared to 39.0% in the same period of 1996. Union wage and benefit increases are taken into consideration on product pricing decisions. The sales mix in 1997 favored higher gross margin categories.

Delivery, selling, general and administrative ("DSG&A") expenses for supermarket operations as a percentage of sales were 35.1% in the first quarter of 1997 compared to 38.1% the first quarter of 1996. DSG&A activity in 1997 reflects an improvement in labor efficiency at the stores, improved purchasing methods of store services and supplies and lower workers' compensation costs. The higher expense in 1996 is due, in part, to preopening expense, promotional costs and higher than expected operating costs associated with the Gelson's market in Calabasas which opened in February 1996. Additionally, in 1996, certain costs relating to the sublease of the former AMG Holdings headquarters facility were expensed. Included in 1996 DSG&A is a gain of $584,000 relating to the property sale of a former Mayfair market.

Interest and dividend income was $375,000 in the first quarter of 1997 compared to $487,000 for the same period in 1996 due to decreased levels of investments and a decrease in earnings rates.

Interest expense was $172,000 in the first quarter of 1997 compared to $188,000 in the first quarter of 1996.

Other income (expense) includes realized gains on the sale of marketable securities of $208,000 and $91,000 in the first quarters of 1997 and 1996, respectively.

In the first quarter of 1997, the market value of the Company's holdings in trading securities decreased. Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") requires that unrealized holding gains and losses for trading securities shall be included in the determination of net income. As a result, net unrealized losses of $201,000 related to marketable securities occurred in the first quarter of 1997 compared to net unrealized losses of $713,000 in the first quarter of 1996. Unrealized losses in the first quarter of 1997 on securities deemed to be available for sale were $158,000 (net of income tax benefits of $105,000) and were recorded as a separate component of shareholders' equity.
See Footnote 2 of Notes to Financial Statements.

The loss on discontinued operations of $2,695,000 (net of income tax benefits of $1,577,000) resulted from a decision in an arbitration proceeding relating to the sale in 1993 of the Company's communication equipment business and is reflected on the financial statements as an adjustment to the purchase price. See Footnote 3 of Notes to Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


CAPITAL EXPENDITURES/LIQUIDITY

In 1996, the Company purchased a site for a potential Gelson's Market in Santa Barbara, California. The Company has leased the Santa Barbara property on a short term lease (18 months) to maximize its return on the property on an interim basis while it analyzes its ultimate use. In 1995, the Company entered into long-term leases to open two new Gelson's markets. The Northridge site is expected to open in 1997. The opening of Gelson's markets on each of these sites is subject to, among other things, the Company's due diligence, receipt of necessary governmental approvals and the developers fulfilling certain conditions.

The Company plans to utilize cash-on-hand (including marketable securities) and cash flow from operations to fund capital expenditures in 1997. Additionally, the Company has a term loan line of credit totaling $10,000,000 to finance store fixtures and equipment. At the end of the first quarter of 1997 the outstanding balance from the 1995 borrowing on the line was $2,062,500.

The Company also has two revolving lines of credit totaling $12,000,000. There were no borrowings or outstanding balances against either of the revolving lines during the first quarter of 1997.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                          PART II.  OTHER INFORMATION


ITEMS 1. THROUGH 5.

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit 27 - Financial Data Schedules

(b) Reports on Form 8-K:

    The Company filed a Form 8-K on April 4, 1997.  The Form 8-K reported under
    Item 5 "Other Events," disclosing the decision rendered in the arbitration proceedings between the Company and Danka Business Systems PLC ("Danka") relating to the sale in 1993 of the communication equipment business of the Company to Danka.













                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ARDEN GROUP, INC.
                                        ------------------------------
                                                  Registrant



Date   May 12, 1997                            ERNEST T. KLINGER
    ------------------------            ------------------------------
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