Form 10-Q
period 1997-06-28
ARDEN GROUP INC
filed 1997-08-12
CIK 225051

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  ------------

                                   FORM  10-Q

(Mark One)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1997
                               --------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------    EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

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

The number of shares outstanding of the registrant's classes of common stock as of June 28, 1997 was:

                        766,753 of Class A common stock
                        342,246 of Class B common stock

This report contains a total of 16 pages including exhibits.

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
BALANCE SHEETS
(In Thousands)


                              A S S E T S

                                                   June 28,     December 28,
                                                     1997           1996
                                                -------------- --------------
Current assets:

  Cash and cash equivalents                          $ 4,519        $ 5,473
  Marketable securities                               24,535         21,356
  Accounts and notes receivable, net                   6,368          6,629
  Inventories                                          9,721         10,728
  Prepaid and other                                    1,057          3,102
                                                -------------  -------------
     Total current assets                             46,200         47,288

Notes receivable                                          68             82

Property for resale or sublease                        1,425          1,440

Property, plant and equipment, at cost, less
  accumulated depreciation and amortization
  of $27,571 and $25,667, respectively                39,203         39,875

Other assets                                           2,388          2,563
                                                -------------  -------------

     Total assets                                    $89,284        $91,248
                                                =============  =============



                        See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
BALANCE SHEETS
(In Thousands)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        June 28,         December 28,
                                                          1997               1996
                                                     --------------      -------------
Current liabilities:

  Accounts payable, trade                                 $ 9,846             $11,357
  Other current liabilities                                10,871              11,816
  Current portion of long-term debt                         1,001                 973
                                                     -------------       -------------
     Total current liabilities                             21,718              24,146

Long-term debt, including obligations under capital
  leases of $3,466 and $3,578, respectively                 6,168               6,663

Deferred income taxes                                       2,017               2,160

Other liabilities                                           2,040               2,542
                                                     -------------       -------------
     Total liabilities                                     31,943              35,511

                                                     -------------       -------------

Commitments and contingent liabilities

Stockholders' equity:

  Class A common stock                                        276                 276
  Class B common stock                                         86                  86
  Capital surplus                                           5,617               5,617
  Notes receivable from officer/director                     (295)               (369)
  Unrealized gain on available-for-sale securities            191
  Retained earnings                                        55,219              53,880
                                                     -------------       -------------
                                                           61,094              59,490

  Less:  treasury stock, at cost                            3,753               3,753
                                                     -------------       -------------
     Total stockholders' equity                            57,341              55,737
                                                     -------------       -------------
     Total liabilities and stockholders' equity           $89,284             $91,248
                                                      =============      =============



                        See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share and Other Data)


                                                         Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                                     ----------------------------   ---------------------------
                                                       June 28         June 29,       June 28,      June 29,
                                                        1997             1996           1997          1996
                                                     -------------  -------------   ------------  -------------
Sales                                                  $   65,360     $   62,864     $  130,321     $  123,480

Cost of sales                                              39,019         38,215         78,433         75,185
                                                     -------------  -------------   ------------  -------------
     Gross profit                                          26,341         24,649         51,888         48,295

Delivery, selling, general and administrative
  expenses                                                 23,000         23,090         45,815         46,163
                                                     -------------  -------------   ------------  -------------
     Operating income                                       3,341          1,559          6,073          2,132

Interest, dividend and other income
  (expense), net                                              284            (61)           683            318

Net unrealized gain (loss) on trading
  securities                                                  141            (37)           (60)          (750)
                                                     -------------  -------------   ------------  -------------
     Income from continuing operations
         before income taxes                                3,766          1,461          6,696          1,700

Income tax provision                                        1,474            566          2,619            671
                                                     -------------  -------------   ------------  -------------
     Income from continuing operations,
         net of income taxes                                2,292            895          4,077          1,029

Loss from discontinued operations, net of income
  tax benefits of $25 and $1,602, respectively                (43)                       (2,738)
                                                     -------------  -------------   ------------  -------------
     Net income                                        $    2,249     $      895     $    1,339     $    1,029
                                                     =============  =============   ============  =============

Net income per common share:
         Income from continuing operations             $     2.07     $      .81     $     3.68     $      .92
         Loss from discontinued operations                  ( .04)                        (2.47)
                                                     -------------  -------------   ------------  -------------
         Net income                                    $    2.03      $     .81      $     1.21     $     .92
                                                     =============  =============   ============  =============
Weighted average common shares
  outstanding                                           1,108,999      1,109,768      1,108,999      1,121,454
                                                     =============  =============   ============  =============



                        See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                    Twenty-Six Weeks Ended
                                                             ------------------------------------
                                                                June 28,            June 29,
                                                                  1997                1996
                                                             ---------------     ---------------
Cash flows from operating activities:
   Cash received from customers                                   $ 131,033           $ 124,443
   Cash paid to suppliers and employees                            (123,240)           (121,569)
   Investment in trading securities                                  (1,239)             (2,145)
   Interest and dividends received                                      782                 903
   Interest paid                                                       (316)               (506)
   Income taxes paid                                                 (1,963)             (1,728)
                                                             ---------------     ---------------
         Net cash provided by (used in) operating activities          5,057                (602)
                                                             ---------------     ---------------

Cash flows from investing activities:
   Discontinued operations                                           (2,540)
   Capital expenditures                                              (1,902)            (10,448)
   Property in escrow                                                                     2,664
   Purchases of available-for-sale securities                        (2,819)
   Sales of available-for-sale securities                             1,380
   Proceeds from the sale of property, plant and equipment              207               2,264
   Payments received on notes from the sale of property,
      plant and equipment and liquor licenses                            56
                                                             ---------------     ---------------
         Net cash used in investing activities                       (5,618)             (5,520)
                                                             ---------------     ---------------

Cash flows from financing activities:
   Bank borrowing                                                                         3,000
   Purchase and retirement of stock                                                      (1,613)
   Principal payments under capital lease obligations                  (100)               (184)
   Purchase of Company debentures                                                           (54)
   Principal payments on long-term debt                                (367)               (375)
   Payment of loan from officer/director                                 74
                                                             ---------------     ---------------
         Net cash (used in) provided by financing activities           (393)                774
                                                             ---------------     ---------------

Net decrease in cash                                                   (954)             (5,348)

Cash and cash equivalents at beginning of year                        5,473              10,102
                                                             ---------------     ---------------
Cash and cash equivalents at end of quarter                       $   4,519           $   4,754
                                                             ===============     ===============



                        See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF CASH FLOWS
(In Thousands)

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:

                                                                     Twenty-Six Weeks Ended
                                                               -----------------------------------
                                                                  June 28,            June 29,
                                                                    1997                1996
                                                               ---------------     ---------------
Net income                                                         $  1,339            $  1,029

Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
      Loss from discontinued operations                               2,738
      Depreciation and amortization                                   2,483               2,281
      Unrealized loss on trading securities                              60                 750
      Gain on sale of available-for-sale securities                    (221)
      Provision for losses on accounts and notes receivable              54                  63
      Net gain from sale of property, plant and equipment               (86)               (544)
      Gain on purchase of Company debentures                                                 (5)

Change in assets and liabilities net of effects from noncash investing and financing activities:

   (Increase) decrease in assets:
      Marketable securities                                          (1,263)             (2,126)
      Notes and accounts receivable                                   1,574                 962
      Inventories                                                     1,007                 728
      Prepaid expenses                                                  296                (608)
      Other assets                                                      160                 (90)

   Increase (decrease) in liabilities:
      Accounts payable and other current liabilities                 (2,314)             (3,152)
      Deferred income taxes                                            (502)                616
      Other liabilities                                                (268)               (506)
                                                                ------------       -------------
   Net cash provided by (used in) operating activities             $  5,057            $   (602)
                                                                ============       =============



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

     The accompanying consolidated financial statements for the quarter and six months ended June 28, 1997 and June 29, 1996 have been prepared in accordance with generally accepted accounting principles ("GAAP"). These financial statements have not been audited by independent public accountants but include all adjustments, which in the opinion of management of the Company, are necessary for a fair presentation of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of December 28, 1996 has been derived from audited financial statements and, accordingly, does not include all disclosures required by GAAP as permitted by interim reporting requirements. The results of operations for the six months ended June 28, 1997 are not necessarily indicative of the results to be expected for the full year ending January 3, 1998.

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

     As the result of an earlier arbitration, Arden was awarded, in April 1994, $1,750,000. No income or expenses related to that award and no expenses related to the just completed arbitration were recognized in the 1994 and 1995 statements of operations of Arden. In the third and fourth quarters of 1996, arbitration costs which exceeded the first arbitration award were expensed as discontinued operations.

     In the concluding phase of the arbitration proceedings, the arbitrators determined that neither party was a prevailing party and, therefore, neither party was awarded costs and fees incurred by the other party with respect to the proceedings.

     The above arbitration awards, the associated expenses and the resulting adjustments to the purchase price for the transaction resulted in the Company recognizing a loss, net of taxes, from discontinued operations of $43,000 and $2,738,000 in the second quarter and first six months of fiscal 1997, respectively.

4.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board Opinion No. 15, "Earnings Per Share." It is effective for financial statements issued for periods ending after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary EPS and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revises the computation of diluted EPS. It is not expected that the adoption of SFAS No. 128 will have a material impact on the earnings per share results reported by the Company under the Company's current capital structure.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components. This statement requires a separate statement to report the components of comprehensive income for each period reported. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Management believes this statement may require expanded disclosure in the Company's financial statements.

5.   SUBSEQUENT EVENT:

     On July 17, 1997 the Company commenced a self tender offer for up to 250,000 shares of its Class A Common Stock for cash at the price of $65 per share. The offer will expire on August 13, 1997 unless it is extended.
     The offer is not conditional upon any minimum number of shares being tendered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER ANALYSIS

During the second quarter of 1997, the Company had net income of $2,249,000 compared to net income of $895,000 during the second quarter of 1996. Pretax income from continuing operations was $3,766,000 for the second quarter of 1997 compared to pretax income of $1,461,000 for the second quarter of 1996.

During the second quarter of 1997, the Company's operating income was $3,341,000 compared to operating income of $1,559,000 during the second quarter of 1996.

Sales from the Company's 12 supermarkets in the greater Los Angeles area (all of which were operating in the second quarter of 1996) were $65,360,000 in the second quarter of 1997, an increase of 4.0% from the second quarter of 1996, when sales were $62,864,000. The increase in sales is due to a number of factors including a more robust economy in Southern California, the effect of product pricing decisions and the positive impact of store remodel activity. Additionally, the Calabasas store, opened in February 1996, has experienced higher sales volume and reduced expenses in 1997 compared to the same period in 1996.

The Company's gross profit from supermarket operations as a percentage of sales was 40.3% in the second quarter of 1997 compared to 39.2% in the same period of 1996. Union wage and benefit increases are taken into consideration on product pricing decisions. The sales mix in 1997 favored higher gross margin categories.

Delivery, selling, general and administrative ("DSG&A") expenses for supermarket operations as a percentage of sales were 35.1% in the second quarter of 1997 compared to 36.7% the second quarter of 1996. DSG&A activity in 1997 reflects an improvement in labor efficiency at the stores, improved purchasing of store services and supplies and lower workers' compensation costs. The higher expense in 1996 is due, in part, to promotional costs and higher than expected operating costs associated with the Gelson's market in Calabasas which opened in February 1996. Additionally, in 1996, certain costs relating to the sublease of the former AMG Holdings headquarters facility were expensed. Included in 1996 DSG&A is a gain of $584,000 relating to the property sale of a former Mayfair market.

Interest and dividend income was $396,000 in the second quarter of 1997 compared to $408,000 for the same period in 1996.

Interest expense was $165,000 in the second quarter of 1997 compared to $337,000 in the second quarter of 1996 primarily due to interest expense resulting from a Federal income tax audit and lower levels of debt.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


Other income (expense) includes realized gains (losses) on the sale of marketable securities of $63,000 and ($111,000) in the second quarters of 1997 and 1996, respectively.

Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") requires that unrealized holding gains and losses for trading securities be included in the determination of net income. As a result, net unrealized gains of $141,000 related to marketable securities were recognized in the second quarter of 1997 compared to net unrealized losses of $37,000 in the second quarter of 1996. Unrealized gains in the second quarter of 1997 on available-for-sale securities were $349,000 (net of income tax expense of $230,000) and were recorded as a separate component of shareholders' equity. See Footnote 2 of Notes to Financial Statements.

The loss on discontinued operations of $43,000 (net of income tax expense of $25,000) resulted from expenses incurred in an arbitration proceeding relating to the sale in 1993 of the Company's communication equipment business and is reflected as an adjustment to the purchase price. See Footnote 3 of Notes to Financial Statements.


YEAR-TO-DATE ANALYSIS

During the first six months of 1997, the Company had net income of $1,339,000 compared to net income of $1,029,000 during the first six months of 1996.
Pretax income from continuing operations was $6,696,000 for the first six months of 1997 compared to pretax income of $1,700,000 for the first six months of 1996.

During the first six months of 1997, the Company's operating income from its supermarket operations was $6,073,000 compared to operating income of $2,132,000 during the first six months of 1996.

Sales from the Company's 12 supermarkets in the greater Los Angeles area were $130,321,000 in the first six months of 1997, an increase of 5.5% from the first six months of 1996, when sales were $123,480,000. Chain-wide same-store sales for stores open for the entire year increased 4.3% in the first six months of 1997 compared to the prior year, even though sales of certain stores have been negatively impacted by competitors opening new stores. The increase in same store sales is due to a number of factors including a more robust economy in Southern California, the effect of product pricing decisions and the positive impact of store remodel activity. Additionally, the Calabasas store, opened in February 1996, has experienced higher sales and lower expenses in 1997 compared to the same period in 1996.

The Company's gross profit from supermarket operations as a percentage of sales was 39.8% in the first six months of 1997 compared to 39.1% in the same period of 1996. Union wage and benefit increases are taken into consideration on product pricing decisions. The sales mix in 1997 favored higher gross margin categories.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


Delivery, selling, general and administrative ("DSG&A") expenses for supermarket operations as a percentage of sales were 35.2% in the first six months of 1997 compared to 37.4% the first six months of 1996. DSG&A activity in 1997 reflects an improvement in labor efficiency at the stores, improved purchasing of store services and supplies and lower workers' compensation costs. The higher expense in 1996 is due, in part, to preopening expenses, promotional costs and higher than expected operating costs associated with the Gelson's market in Calabasas which opened in February 1996. Additionally, in 1996, certain costs relating to the sublease of the former AMG Holdings headquarters facility were expensed. Included in 1996 DSG&A is a gain of $584,000 relating to the property sale of a former Mayfair market.

Interest and dividend income was $771,000 in the first six months of 1997 compared to $895,000 for the same period in 1996 due to a decrease in earnings rates.

Interest expense decreased to $337,000 in the first six months of 1997 from $525,000 in the first six months of 1996 primarily due to interest expense resulting from a Federal income tax audit and lower levels of debt.

Other income (expense) includes realized gains (losses) on the sale of marketable securities of $271,000 and ($20,000) in the first six months of 1997 and 1996, respectively.

Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") requires that unrealized holding gains and losses for trading securities be included in the determination of net income. As a result, net unrealized losses of $60,000 related to marketable securities were recognized in the first six months of 1997 compared to net unrealized losses of $750,000 in the first six months of 1996.
Unrealized gains in the first six months of 1997 on available-for-sale securities were $191,000 (net of income tax expense of $125,000) and were recorded as a separate component of shareholders' equity. See Footnote 2 of Notes to Financial Statements.

The loss on discontinued operations of $2,738,000 (net of income tax benefits of $1,602,000) resulted from a decision in an arbitration proceeding relating to the sale in 1993 of the Company's communication equipment business and is reflected as an adjustment to the purchase price. See Footnote 3 of Notes to Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


CAPITAL EXPENDITURES/LIQUIDITY

In July 1997, the Company commenced an offer to purchase up to 250,000 shares of its Class A Common Stock for cash at the price of $65 per share. See Footnote 5 of Notes to Financial Statements. If all 250,000 Class A shares are acquired by the Company pursuant to the offer, the aggregate purchase price to the Company will be $16,250,000. The Company intends to pay approximately $9,500,000 of the aggregate purchase price for shares out of cash and cash equivalents and the liquidation of marketable securities. The balance of the funds will be obtained from short-term bank borrowings under the Company's revolving line of credit. The Company expects to repay any short-term bank borrowings from liquidation of investments and working capital.

In 1996, the Company purchased a site for a potential Gelson's Market in Santa Barbara, California. The Company has leased the Santa Barbara property on a short term lease (18 months) to maximize its return on its investment in the property on an interim basis. After extensive demographic and competitive analysis the Company has decided not to enter the Santa Barbara marketplace and is negotiating the sale of the property. In 1995, the Company entered into long-term leases to open two new Gelson's markets. One of these sites is located in Northridge, California and is expected to open in the fourth quarter of 1997. The opening of a Gelson's Market on the second site is subject to, among other things, the Company's due diligence, receipt of necessary governmental approvals and the developers fulfilling certain conditions.

The Company plans to utilize cash-on-hand (including marketable securities) and cash flow from operations to fund capital expenditures in 1997. Additionally, the Company has a term loan line of credit totaling $10,000,000 to finance store fixtures and equipment. At the end of the second quarter of 1997 the outstanding balance from the 1995 borrowing on the line was $1,925,000.

The Company also has two revolving lines of credit totaling $12,000,000. There were no borrowings or outstanding balances against either of the revolving lines during the second quarter of 1997.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                           PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of Stockholders was held on June 25, 1997.

(b) Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominee for directors as listed in the Proxy Statement.
     Two management nominees were elected by Class B shareholders as follows:

                                               Votes
                                               -----
               Class B:  Stuart Krieger
                              For            3,411,140
                              Against                0
                              Abstain                0

               Class B:  Ben Winters
                              For            3,411,140
                              Against                0
                              Abstain                0

          Continuing directors whose terms of office do not expire until 1998 or 1999 are:

                         Bernard Briskin     Robert A. Davidow
                         John G. Danhakl     Daniel Lembark


(c) At the meeting, the selection of Coopers & Lybrand L.L.P. independent public accountants, to audit the books, records and accounts of the Company and its consolidated subsidiaries for the 1997 fiscal year was approved by the following vote:

                      Class A Stock   Class B Stock
                      -------------   -------------
          For            704,574        3,411,140
          Against            761                0
          Abstain          1,544                0

     Broker non-votes were 8,106 shares of Class A stock.

                           PART II.  OTHER INFORMATION


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



Date     August 11, 1997                      /s/ ERNEST T. KLINGER
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

  27.     Financial Data Schedules.