Form 10-Q
period 1997-09-27
ARDEN GROUP INC
filed 1997-11-06
CIK 225051

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                     ____________

                                      FORM  10-Q

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
         EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1997

                                          OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
         EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                            Commission file number 0-9904

                                  ARDEN GROUP, INC.
                    --------------------------------------
                (Exact name of registrant as specified in its charter)

               Delaware                                    95-3163136
--------------------------------------  ------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification No.)

2020 South Central Avenue, Compton, California                        90220
----------------------------------------------                  -----------
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code         (310) 638-2842
                                                           ----------------

                                      No Change
----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.    Yes   X   No
                                                  -----    ----

The number of shares outstanding of the registrant's classes of common stock as of September 27, 1997 was:

                       554,134 of Class A common stock
                       342,246 of Class B common stock

This report contains a total of 15 pages including exhibits.

                            PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
BALANCE SHEETS
(In Thousands)


                                     A S S E T S

                                              September 27,   December 28,
                                                   1997           1996
                                              -------------  -------------
Current assets:

    Cash and cash equivalents                       $ 4,633        $ 5,473
    Marketable securities                            15,505         21,356
    Accounts and notes receivable, net                6,466          6,629
    Inventories                                       9,680         10,728
    Prepaid and other                                 1,207          3,102
                                              -------------  -------------
         Total current assets                        37,491         47,288

Notes receivable                                         62             82

Property for resale or sublease                       4,109          1,440

Property, plant and equipment, at cost, less
    accumulated depreciation and amortization
    of $28,597 and $25,667, respectively             36,358         39,875

Other assets                                          2,420          2,563
                                              -------------  -------------

         Total assets                               $80,440        $91,248
                                              -------------  -------------
                                              -------------  -------------











                          See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
BALANCE SHEETS
(In Thousands)


                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        September 27, December 28,
                                                             1997         1996
                                                        ------------- ------------
Current liabilities:

    Accounts payable, trade                                 $  10,928      $11,357
    Other current liabilities                                  11,817       11,816
    Current portion of long-term debt                           1,000          973
                                                        ------------- ------------
         Total current liabilities                             23,745       24,146

Long-term debt, including obligations under capital
    leases of $3,408 and $3,578, respectively                   5,924        6,663

Deferred income taxes                                           2,918        2,160

Other liabilities                                               1,710        2,542
                                                        ------------- ------------
         Total liabilities                                     34,297       35,511
                                                        ------------- ------------

Commitments and contingent liabilities

Stockholders' equity:

    Class A common stock                                          223          276
    Class B common stock                                           86           86
    Capital surplus                                             4,793        5,617
    Notes receivable from officer/director                       (295)        (369)
    Unrealized gain on available-for-sale securities              610
    Retained earnings                                          44,479       53,880
                                                        ------------- ------------
                                                               49,896       59,490

    Less:  treasury stock, at cost                              3,753        3,753
                                                        ------------- ------------
         Total stockholders' equity                            46,143       55,737
                                                        ------------- ------------
         Total liabilities and stockholders' equity           $80,440      $91,248
                                                        ------------- ------------
                                                        ------------- ------------




                          See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share and Other Data)




                                                        THIRTEEN WEEKS ENDED          THIRTY-NINE WEEKS ENDED
                                                   ----------------------------  ----------------------------
                                                     Sept. 27,      Sept. 28,      Sept. 27,      Sept. 28,
                                                       1997           1996           1997           1996
                                                   -------------  -------------  -------------  -------------

Sales                                                    $65,897        $62,891       $196,218       $186,371

Cost of sales                                             39,452         38,036        117,885        113,221
                                                   -------------  -------------  -------------  -------------
    Gross profit                                          26,445         24,855         78,333         73,150

Delivery, selling, general and administrative
    expenses                                              22,903         22,750         68,718         68,913
                                                   -------------  -------------  -------------  -------------
         Operating income                                  3,542          2,105          9,615          4,237

Interest, dividend and other income
    (expense), net                                           190            156            873            474

Net unrealized gain (loss) on trading
    securities                                               136            202             76           (548)
                                                   -------------  -------------  -------------  -------------
         Income from continuing operations
              before income taxes                          3,868          2,463         10,564          4,163

Income tax provision                                       1,519            978          4,138          1,649
                                                   -------------  -------------  -------------  -------------
         Income from continuing operations,
              net of income taxes                          2,349          1,485          6,426          2,514

Loss from discontinued operations, net of income
tax benefits of $1,602 in 1997 and $209 in 1996                            (311)        (2,738)          (311)
                                                   -------------  -------------  -------------  -------------
         Net income                                       $2,349         $1,174         $3,688         $2,203
                                                   -------------  -------------  -------------  -------------
                                                   -------------  -------------  -------------  -------------

Net income per common share:
              Income from continuing operations           $ 2.29          $1.34         $ 5.94         $ 2.25
              Loss from discontinued operations                           ( .28)         (2.53)         ( .28)
                                                   -------------  -------------  -------------  -------------
              Net income                                  $ 2.29          $1.06         $ 3.41        $ 1.97
                                                   -------------  -------------  -------------  -------------
                                                   -------------  -------------  -------------  -------------
Weighted average common shares
    outstanding                                        1,027,222      1,108,999      1,081,740      1,117,303
                                                   -------------  -------------  -------------  -------------
                                                   -------------  -------------  -------------  -------------



                          See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF CASH FLOWS
(In Thousands)



                                                               THIRTY-NINE WEEKS ENDED
                                                            -----------------------------
                                                            September 27,   September 28,
                                                                  1997           1996
                                                            --------------  -------------

Cash flows from operating activities:
    Cash received from customers                                  $196,888       $187,197
    Cash paid to suppliers and employees                          (182,853)      (180,452)
    Investment in trading securities                                 8,746        (2,151)
    Interest and dividends received                                  1,307          1,255
    Interest paid                                                     (551)          (730)
    Income taxes paid                                               (2,897)        (2,262)
                                                            --------------  -------------
              Net cash provided by operating activities             20,640          2,857
                                                            --------------  -------------


Cash flows from investing activities:
    Discontinued operations                                         (2,575)          (520)
    Capital expenditures                                            (2,995)       (11,341)
    Property in escrow                                                              2,664
    Purchases of available-for-sale securities                      (2,957)
    Sales of available-for-sale securities                           1,380
    Proceeds from the sale of property, plant and equipment            218          2,266
    Payments received on notes from the sale of property,
         plant and equipment and liquor licenses                        53
                                                            --------------  -------------
              Net cash used in investing activities                 (6,876)        (6,931)
                                                            --------------  -------------


Cash flows from financing activities:
    Principal payments under capital lease obligations                (152)          (254)
    Purchase of Company debentures                                                    (54)
    Principal payments on long-term debt                              (560)          (563)
    Payment of loan from officer/director                               74
    Purchase and retirement of stock                               (13,966)        (1,613)
                                                            --------------  -------------
              Net cash used in financing activities                (14,604)        (2,484)
                                                            --------------  -------------

Net decrease in cash                                                  (840)        (6,558)

Cash and cash equivalents at beginning of year                       5,473         10,102
                                                            --------------  -------------
Cash and cash equivalents at end of quarter                         $4,633         $3,544
                                                            --------------  -------------
                                                            --------------  -------------



                          See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
STATEMENTS OF CASH FLOWS
(In Thousands)

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES:



                                                                   THIRTY-NINE WEEKS ENDED
                                                                ----------------------------
                                                                September 27,  September 28,
                                                                    1997           1996
                                                                -------------  -------------

Net income                                                            $ 3,688        $ 2,203

Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
         Loss from discontinued operations                              2,738            311
         Depreciation and amortization                                  3,739          3,457
         Unrealized (gain) loss on trading securities                     (76)           548
         (Gain) loss on sale of available-for-sale securities            (221)
         Provision for losses on accounts and notes receivable             76             95
         Net gain from sale of property, plant and equipment              (89)          (488)
         Gain on purchase of Company debentures                                           (5)

Change in assets and liabilities net of effects from noncash investing and financing activities:

    (Increase) decrease in assets:
         Marketable securities                                          8,741         (2,081)
         Notes and accounts receivable                                  1,461            759
         Inventories                                                    1,048            834
         Prepaid expenses                                                 145           (388)
         Other assets                                                     121           (459)

    Increase (decrease) in liabilities:
         Accounts payable and other current liabilities                  (251)        (1,481)
         Deferred income taxes                                            352           (413)
         Other liabilities                                               (832)           (35)
                                                                -------------  -------------
    Net cash provided by operating activities                         $20,640        $ 2,857
                                                                -------------  -------------
                                                                -------------  -------------








                          See Notes to Financial Statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

1   BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements of Arden Group, Inc. (the "Company") include the accounts of the Company and its direct and indirect subsidiaries. Intercompany balances and transactions are eliminated. The Company operates exclusively in the supermarket business.

    The accompanying consolidated financial statements for the quarter and nine months ended September 27, 1997 and September 28, 1996 have been prepared in accordance with generally accepted accounting principles ("GAAP").
    These financial statements have not been audited by independent public accountants but include all adjustments, which in the opinion of management of the Company, are necessary for a fair presentation of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of December 28, 1996 has been derived from audited financial statements and, accordingly, does not include all disclosures required by GAAP as permitted by interim reporting requirements. The results of operations for the nine months ended September 27, 1997 are not necessarily indicative of the results to be expected for the full year ending January 3, 1998.

    Certain prior year amounts have been reclassified to conform to current year presentation.

2   MARKETABLE SECURITIES:

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

    As the result of an earlier arbitration, Arden was awarded, in April 1994, $1,750,000. No income or expenses related to that award and no expenses related to the arbitration completed in 1997 were recognized in the 1994 and 1995 statements of operations of Arden. In the third and fourth quarters of 1996, arbitration costs, net of taxes, which exceeded the first arbitration award ($311,000 and $145,000, respectively) were expensed as discontinued operations.

    In the concluding phase of the arbitration proceedings, the arbitrators determined that neither party was a prevailing party and, therefore, neither party was awarded costs and fees incurred by the other party with respect to the proceedings.

    The above arbitration awards, the associated expenses not expensed in 1996 and the resulting adjustments to the purchase price for the transaction resulted in the Company recognizing a loss, net of taxes, from discontinued operations of $2,738,000 in 1997.

4.  CAPITAL STOCK:

    In the third quarter of 1997, the Company offered to purchase up to 250,000 shares of its Class A common stock for $65 per share in cash. The offer expired August 13, 1997 and the Company purchased and retired the 212,619 shares of Class A common stock tendered pursuant to the offer for an aggregate purchase price of approximately $13,820,000. Prior to such purchase the Company's common stock consisted of 766,753 shares of Class A common stock and 342,246 shares of Class B common stock.

5.  NET INCOME PER SHARE:

    Net income per share is based on the weighted average number of common shares outstanding during the period. Due to the purchase of Class A shares in August 1997 (see Note 4) the weighted average number of shares is reduced in the third quarter and first nine months of 1997 compared to the same periods of 1996, which calculation in part resulted in higher earnings per share in the third quarter and first nine months of 1997 as compared to the same periods of 1996. The weighted average number of shares will be reduced in the future as a result of the Class A purchase.

6.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

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

    Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About
    Segments of an Enterprise and Related Information".   The standard requires
    that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The new rules will be effective for the 1998 fiscal year. Abbreviated quarterly disclosure will be required beginning first quarter of 1999, with both 1999 and 1998 information. The Company does not believe that the new standard will have a material impact on the reporting of its segments.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


THIRD QUARTER ANALYSIS

During the third quarter of 1997, the Company had net income of $2,349,000 compared to net income of $1,174,000 during the third quarter of 1996. Pretax income from continuing operations was $3,868,000 for the third quarter of 1997 compared to pretax income of $2,463,000 for the third quarter of 1996.

During the third quarter of 1997, the Company's operating income was $3,542,000 compared to operating income of $2,105,000 during the third quarter of 1996.

Sales from the Company's 12 supermarkets in the greater Los Angeles area (all of which were operating in the third quarter of 1996) were $65,897,000 in the third quarter of 1997, an increase of 4.8% from the third quarter of 1996, when sales were $62,891,000. The increase in sales is due to a number of factors including a more robust economy in Southern California, the effect of product pricing decisions and the positive impact of store remodel activity. Additionally, the Calabasas store, opened in February 1996, has experienced higher sales volume and reduced expenses in 1997 compared to the same period in 1996.

The Company's gross profit from supermarket operations as a percentage of sales was 40.1% in the third quarter of 1997 compared to 39.5% in the same period of 1996. Union wage and benefit increases are taken into consideration on product pricing decisions. The sales mix in 1997 favored higher gross margin categories than in 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


Delivery, selling, general and administrative ("DSG&A") expenses for supermarket operations as a percentage of sales were 34.8% in the third quarter of 1997 compared to 36.2% the third quarter of 1996. DSG&A activity in 1997 reflects an improvement in labor efficiency at the stores, improved purchasing of store services and supplies, and reduced administrative expenses. The higher expense in 1996 is due, in part, to promotional costs and higher than expected operating costs associated with the Gelson's market in Calabasas which opened in February 1996. Additionally, in 1996, certain costs relating to the sublease of the former AMG Holdings headquarters facility were expensed. Included in 1996 DSG&A is a gain of $584,000 relating to the property sale of a former Mayfair market.

Interest and dividend income was $408,000 in the third quarter of 1997 compared to $392,000 for the same period in 1996.

Interest expense was $188,000 in the third quarter of 1997 compared to $186,000 in the third quarter of 1996.

Other income (expense) includes realized gains (losses) on the sale of marketable securities of ($45,000) and ($50,000) in the third quarters of 1997 and 1996, respectively.

Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") requires that unrealized holding gains and losses for trading securities be included in the determination of net income. As a result, net unrealized gains of $136,000 related to trading securities were recognized in the third quarter of 1997 compared to net unrealized gains of $202,000 in the third quarter of 1996. Unrealized gains in the third quarter of 1997 on available-for-sale securities were $419,000 (net of income tax expense of $281,000) and were recorded as a separate component of shareholders' equity.

Income per share from continuing operations and net income increased due to increased income from continuing operations and net income for the period, as well as from a reduction in the weighted average shares outstanding due to the purchase of Class A Common Stock in August 1997. See Capital
Expenditures/Liquidity.

YEAR-TO-DATE ANALYSIS

During the first nine months of 1997, the Company had net income of $3,688,000 compared to net income of $2,203,000 during the first nine months of 1996. Pretax income from continuing operations was $10,564,000 for the first nine months of 1997 compared to pretax income of $4,163,000 for the first nine months of 1996.

During the first nine months of 1997, the Company's operating income from its supermarket operations was $9,615,000 compared to operating income of $4,237,000 during the first nine months of 1996.

Sales from the Company's 12 supermarkets in the greater Los Angeles area were $196,218,000 in the first nine months of 1997, an increase of 5.3% from the first nine months of 1996, when sales were $186,371,000. Same store sales for stores open for the entire year increased 4.9% in the first nine months of 1997 compared to the prior year. The increase in sales is due to a number of factors including a more robust economy in Southern California, the effect of product pricing decisions and the positive impact of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


store remodel activity. Additionally, the Calabasas store, opened in February 1996, has experienced higher sales and lower expenses in 1997 compared to the same period in 1996.

The Company's gross profit from supermarket operations as a percentage of sales was 39.9% in the first nine months of 1997 compared to 39.2% in the same period of 1996. Union wage and benefit increases are taken into consideration on product pricing decisions. The sales mix in 1997 favored higher gross margin categories than in 1996.

Delivery, selling, general and administrative ("DSG&A") expenses for supermarket operations as a percentage of sales were 35.0% in the first nine months of 1997 compared to 37.0% the first nine months of 1996. DSG&A activity in 1997 reflects an improvement in labor efficiency at the stores, improved purchasing of store services and supplies, reduced administrative expenses and lower workers' compensation costs. The higher expense in 1996 is due, in part, to preopening expenses, promotional costs and higher than expected operating costs associated with the Gelson's market in Calabasas which opened in February 1996. Additionally, in 1996, certain costs relating to the sublease of the former AMG Holdings headquarters facility were expensed. Included in 1996 DSG&A is a gain of $584,000 relating to the property sale of a former Mayfair market.

Interest and dividend income was $1,179,000 in the first nine months of 1997 compared to $1,287,000 for the same period in 1996 due to a decrease in earnings rates.

Interest expense decreased to $525,000 in the first nine months of 1997 from $711,000 in the first nine months of 1996 primarily due to 1996 interest expense resulting from a Federal income tax audit and lower levels of debt in 1997 compared to 1996.

Other income (expense) includes realized gains (losses) on the sale of marketable securities of $226,000 and ($70,000) in the first nine months of 1997 and 1996, respectively.

Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") requires that unrealized holding gains and losses for trading securities be included in the determination of net income. As a result, net unrealized gains of $76,000 related to trading securities were recognized in the first nine months of 1997 compared to net unrealized losses of $548,000 in the first nine months of 1996. Unrealized gains in the first nine months of 1997 on available-for-sale securities were $610,000 (net of income tax expense of $406,000) and were recorded as a separate component of shareholders' equity.

The loss on discontinued operations resulted from a decision in an arbitration proceeding relating to the sale in 1993 of the Company's communication equipment business and is reflected as an adjustment to the purchase price.

Income per share from continuing operations and net income increased due to increased income from continuing operations and net income for the period, as well as from a reduction in the weighted average shares outstanding due to the purchase of Class A Common Stock in August 1997. See Capital
Expenditures/Liquidity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


CAPITAL EXPENDITURES/LIQUIDITY

In August 1997, the Company completed a self tender offer pursuant to which it purchased 212,619 shares of its Class A Common Stock for cash at the price of $65 per share. The Company funded the aggregate purchase price of $13,820,000 from cash-on-hand, the liquidation of marketable securities and from a short-term bank loan of $5,000,000 under the Company's revolving line of credit. By the end of the third quarter, the Company had repaid the $5,000,000 bank loan from working capital.

In 1996, the Company purchased a site for a potential Gelson's Market in Santa Barbara, California. The Company has leased the Santa Barbara property on a short-term lease to maximize its return on its investment in the property on an interim basis. After extensive demographic and competitive analysis the Company has decided not to enter the Santa Barbara marketplace and is negotiating the sale of the property. In 1995, the Company entered into long-term leases to open two new Gelson's markets. One of these sites is located in Northridge, California and is scheduled to open in November 1997. The opening of a Gelson's Market on the second site is subject to, among other things, the Company's due diligence, receipt of necessary governmental approvals and the fulfillment of certain conditions.

The Company plans to utilize cash-on-hand (including marketable securities) and cash flow from operations to fund capital expenditures in 1997. Additionally, the Company has a term loan line of credit totaling $10,000,000 to finance store fixtures and equipment. At the end of the third quarter of 1997, the outstanding borrowed balance on the line was $1,788,000.

The Company also has two revolving lines of credit totaling $12,000,000. The Company borrowed and repaid $5,000,000 on one revolving line during the third quarter of 1997. There were no outstanding balances against either of the revolving lines as of September 27, 1997.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                             PART II.  OTHER INFORMATION


ITEMS 1. THROUGH 5.

    Not applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit 27 - Financial Data Schedules

(b) Reports on Form 8-K:

    None
















                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ARDEN GROUP, INC.
                                  ----------------------------------------
                                              Registrant



Date     NOVEMBER 6, 1997                   ERNEST T. KLINGER
    --------------------------    -----------------------------------------
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