Form 10-K405
period 1998-01-03
ARDEN GROUP INC
filed 1998-03-20
CIK 225051

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549
                                  FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended January 3, 1998
                                         OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from  __________  to  ___________

                       Commission file number  0-9904

                             ARDEN GROUP, INC.

              (Exact name of registrant as specified in its charter)
        Delaware                                  95-3163136
--------------------------------      ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

2020 South Central Avenue, Compton, California                 90220
-----------------------------------------------              ---------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on March 6, 1998 was:

                     Class A Common Stock  $38,407,765

The number of shares outstanding of the registrant's classes of common stock as of March 6, 1998 was:

                        554,134 of Class A Common Stock
                        342,246 of Class B Common Stock


This report, including the Exhibits, contains a total of 63 pages. An index to the Exhibits appears on pages 46 and 47, inclusive.

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

Arden Group is headquartered at 2020 South Central Avenue, Compton, California 90220 and its telephone number is (310) 638-2842.

               BUSINESS AND PROPERTIES OF ARDEN-MAYFAIR AND GELSON'S

MARKET OPERATIONS

Gelson's currently operates 13 supermarkets in the greater Los Angeles, California area; ten under the name "Gelson's" and three under the name "Mayfair." Gelson's and Mayfair are self-service cash-and-carry markets and offer a broad selection of local and national brands as well as a limited number of private label items. The Gelson's supermarkets target the consumer who values superior customer service and merchandise presentation, selection and quality.

STORE FORMATS AND BUSINESS STRATEGY

Gelson's business strategy is to offer a comfortable shopping experience which is superior to its competitors in terms of customer service and merchandise selection and presentation. The goal of this strategy is to continue to develop and maintain Gelson's loyal base of customers. Central elements of this strategy are as follows:

MERCHANDISE. The merchandise offerings in the markets are tailored in response to Gelson's customer profile. Gelson's stores, which range in size from approximately 29,000 to approximately 40,000 square feet, typically carry a wide range of items, including all of the traditional grocery categories such as produce, dry groceries, meats, dairy, wine and liquor, floral, sushi and health and beauty aids. Gelson's perishables are premium products, which are rigorously maintained and culled as appropriate to assure quality and freshness. Gelson's merchandising emphasizes specialty items such as imported foods and unusual delicatessen items, and items found in service departments such as seafood, sit-down coffee areas and bakeries.

The three Mayfair stores, which are smaller than Gelson's stores
(approximately 18,000 to approximately 26,000 square feet), offer a merchandise selection which is less broad than at Gelson's.

SERVICE. Gelson's emphasizes customer service by operating a variety of departments offering personal service including seafood, delicatessen, floral, sushi and bakery departments. Some Gelson's stores include additional service departments such as fresh pizza and pasta preparation and coffee bars. Additionally, the stores at Calabasas and Northridge offer banking and pharmacy services through third parties. Stores are staffed so that, even at peak times, customer checkout time is minimized. In addition to checkers, there are personnel assigned to bagging and carrying out purchases. All employees are encouraged to know customers by name and assist them whenever possible. All stores offer Company credit cards to qualified customers as well as allowing customers the option of paying for their purchases with cash, checks or credit and debit cards. Stores are typically open 12 hours to 18 hours per day, with hours of operation determined by local code or lease provisions, or as appropriate for the business characteristics of a specific area.

PRESENTATION. All stores are maintained in accordance with extremely high standards. Personnel continuously fill and face shelves with groceries. Produce and other perishables are aggressively trimmed and culled to maintain quality and appearance.

PRICING. The pricing strategy at the stores is to be competitive within their market niches, ranging from the more traditional to the more exotic, specialty or high-end products.

EXPANSION AND STORE DEVELOPMENT. Management regularly evaluates the feasibility of opening new stores and remodeling existing stores in order to maximize their appeal to consumers and their profit potential. Total capital expenditures for 1997, including the new Gelson's Market in Northridge, and costs of remodeling, new equipment and leasehold improvements on existing stores, were $7,896,000. The Company has entered into an option to ground lease certain property which, if the option were exercised, would be developed, in part, as a new market location. The exercise of the option and the ultimate development of a supermarket there is subject to the Company's or a possible developer's due diligence, fulfilling certain conditions and the Company and the developer obtaining certain entitlements.

ADVERTISING AND PROMOTION. Gelson's advertises in newspapers on a limited basis. Direct advertising is limited (primarily newsletters and direct mail) and is typically "event" rather than "price" oriented; emphasizing, for example, special holiday selections, specialty items and services, recipes and new products.

COMPETITION

The retail grocery business is very competitive nationwide. It is especially intense in the greater Los Angeles area. Competition in the supermarket business is based primarily upon price, merchandise quality, service and location. The number of stores, market share and availability of capital are also important competitive factors. Gelson's is in direct competition with numerous local outlets of regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson's), independent grocery stores, convenience stores, specialty and gourmet markets and food departments in mass merchandise stores and club stores. Competition also exists from many other types of retailers with respect to particular products. Stores compete primarily by offering a combination of high-quality products and superior customer service. The Company also believes that Gelson's prime store locations and long-standing reputation add to its competitive strength.

SEASONALITY

Gelson's business is somewhat seasonal, with sales tending to increase during the last quarter of the year because of the holiday season.

SUPPORT AND OTHER SERVICES

Each store has an on-site stockroom, the size of which varies for each store. In addition, Gelson's operates an 89,000 square foot warehouse in the City of Commerce, California, which distributes fresh fruits and vegetables, liquor, wine and a limited number of grocery, meat, delicatessen and supply items to stores.

The bulk of all merchandise purchasing is accomplished through Gelson's office in Encino, California. Approximately one third of the purchases are distributed through the central warehouse; the remainder are delivered directly to the stores from manufacturers or wholesalers. The central purchasing and distribution operations are conducted based on electronic in-store ordering systems. Stores place orders for merchandise an average of five times per week, with perishable goods ordered more frequently.

The largest supplier for the stores is Certified Grocers, a cooperative wholesaler which has been a supplier for over twenty years and which accounted for approximately 21.5% of Gelson's purchases in 1997. No other supplier accounts for a material percentage of Gelson's purchases. The Company believes that the negative impact of a loss of Certified Grocers as a supplier for Gelson's likely would be mitigated by a combination of events, which could include: (i) purchasing certain items for direct store delivery, thereby freeing warehouse capacity to allow other items to be purchased through the warehouse, and (ii) purchasing certain products through other wholesalers in the area. However, such a loss could have a short-term adverse effect on the performance of Gelson's.

EMPLOYEES

Gelson's has approximately 900 full-time and 770 part-time employees. Most store level and warehouse employees of Gelson's are covered by collective bargaining agreements that require union membership and establish rates of pay, hours of work, working conditions and procedures for the orderly settlement of disputes. In general, these agreements have been negotiated on an area-wide and industry-wide basis. The Company believes that its employee relations are good.

In addition, Arden-Mayfair has approximately 59 full-time employees at its executive and headquarters offices, some of whom are covered by a collective bargaining agreement.

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

PROPERTIES

The Company currently owns two of its freestanding supermarket properties and a shopping center in which a Gelson's Market is located. The shopping center owned by the Company, located in Calabasas, California, consists of approximately 18,000 square feet of space leased to twelve tenants in addition to the Gelson's Market. Ten supermarkets and the warehouse and distribution facility which services its markets are leased. Supermarkets are leased for terms which may include options of up to 20 years under leases which generally stipulate a minimum rental against a percentage of gross sales. The average term remaining on the supermarket leases, including renewal options, is approximately 20 years. The 13 markets range in size from approximately 18,000 to approximately 40,000 square feet. Gelson's warehouse and distribution facility in the City of Commerce, California, is approximately 89,000 square feet and the term of the lease expires in September 2005.

After extensive site, demographic and competitive analysis the Company has decided not to enter the Santa Barbara marketplace and has entered into escrow to sell the property it purchased in 1996. The sale is expected to finalize in the first quarter of 1998. In 1996 the Company entered into an option for a long-term ground lease to develop, build and open a new Gelson's market, the development, building and opening of which is subject to, among other things, the Company's or a developer's due diligence, receipt of necessary governmental entitlements and the developer fulfilling certain conditions. The Company has entered into a confidentiality agreement and non-binding letter of intent with a developer to assist in the development of the location.

The Company owns its 30,000 square foot corporate headquarters office building in Compton, California. In addition, AMG Holdings leases a 64,000 square foot building in Los Angeles consisting of office and warehouse space, which is subleased until the lease on the property expires in 2012 (including renewal options).

ARBITRATION PROCEEDINGS

Pursuant to an Asset Purchase Agreement dated September 1, 1993 (the "Asset Purchase Agreement"), by and among Telautograph Corporation (currently known as AMG Holdings), the Company and Danka Industries, Inc. (the "Purchaser") and Danka Business Systems PLC ("Danka"), on September 17, 1993 AMG Holdings sold its communication equipment business and substantially all the operating assets and certain liabilities of such business to the Purchaser, a wholly-owned indirect subsidiary of Danka, for a cash purchase price of approximately $45,780,000 (which included $1,000,000 received for a covenant not-to-compete), subject to certain post-closing adjustments. In fiscal 1993, AMG Holdings booked a gain related to the sale of approximately $620,000, net of income taxes of $424,000.

The purchase price and the gain were subject to adjustment after resolution of disputes between AMG Holdings and Purchaser concerning the assets and liabilities transferred to the Purchaser. In March 1997, the Company received notice of a decision rendered in the arbitration proceedings relating to the sale in 1993 of its communication equipment business to Danka Business Systems PLC. The arbitrators upheld Arden's claim for approximately $2,200,000 and awarded Danka on its counterclaims approximately $4,065,000. As a result of this decision, the Company paid Danka approximately $1,865,000 in April 1997.

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

                                      PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

(a) The Company's Class A Common Stock is traded over-the-counter in the NASDAQ National Market System. During the past two years, the range of high and low sales prices (not including markups, markdowns or commissions) for each quarterly period was, according to NASDAQ, the following:

                                         1997                       1996
                                         ----                       ----
                                    High       Low             High       Low
                                    ----       ---             ----       ----
         1st Quarter                62        54              66        56-1/2
         2nd Quarter                64-1/2    54              79        65
         3rd Quarter                92        56-1/2          67-1/2    58
         4th Quarter               109        80-1/2          62        54

     There is no established public trading market for the Company's Class B Common Stock, which is subject to various restrictions on transfer.

     Effective February 23, 1998 the listing and maintenance requirements of the NASDAQ Stock Market for securities listed on the NASDAQ National Market and the NASDAQ Small Cap Market were changed. The new maintenance requirements for the NASDAQ National Market increased the required amount of public float (shares held by the public, exclusive of shares owned directly or indirectly by officers, directors and 10% stockholders) to 750,000 shares and in February 1998 the Company was informed that the Class A Common Stock would be delisted from the NASDAQ National Market since it did not meet this new maintenance requirement. The Company has requested a hearing before the NASDAQ Stock Market seeking an extension of time within which to amend its Certificate of Incorporation so as to allow it to accomplish a stock split which would result in the Class A Common Stock being in compliance with the new maintenance requirement for public float. Pending the completion of the hearing, the Company has a temporary exception to the new maintenance requirement for its Class A Common Stock. Subject to obtaining such extension and stockholder approval at its Annual Meeting of Stockholders presently scheduled for June 1998 of an Amendment to its Certificate of Incorporation increasing the authorized number of shares of Class A Common Stock and Class B Common Stock, the Company will effectuate a four-for-one stock split of its Class A Common Stock and Class B Common Stock. This proposed stock split would be accomplished by a stock dividend of three additional shares of Class A Common Stock and three additional shares of Class B Common Stock being distributed to holders of Class A Common Stock and Class B Common Stock, respectively, for each share of Class A Common Stock and each share of Class B Common Stock held and would result in the public float of the Class A Common Stock being in compliance with the new maintenance requirements for continued listing on the NASDAQ National Market. If the Company is successful in obtaining the requested extension, it is anticipated that it will distribute in July 1998 a stock dividend of three shares of Class A Common Stock for each share of Class A Common Stock held and three shares of Class B Common Stock for each share of Class B Common Stock held. No assurance can be given that the Company will be successful in obtaining the requested extension and if the Company is not successful in obtaining the requested extension or reaching some other acceptable arrangement with the NASDAQ Stock Market, the Company's Class A Common Stock will be delisted from the NASDAQ National Market.

(b) As of January 3, 1998, there were 1,440 holders of record of the Company's Class A Common Stock, with aggregate holdings of 554,134 shares of Class
     A Common Stock. This does not include 339,300 shares of the Company's Class A Common Stock owned by AMG Holdings. As of the same date, there were 11 holders of record of the Company's Class B Common Stock, with aggregate holdings of 342,246 shares of Class B Common Stock.

(c) No dividends have been paid on either Class A Common Stock or Class B Common Stock during the past three years. Cash or property dividends on Class B Common Stock are restricted to an amount equal to 90% of any dividend paid on Class A Common Stock.

Item 6.   SELECTED FINANCIAL DATA OF ARDEN GROUP, INC.

(In Thousands, Except Per Share Data and Other Data)

----------------------------------------------------------------------------------------------------------------
                                              1997          1996           1995           1994            1993
----------------------------------------------------------------------------------------------------------------
Operations For The Year:
----------------------------------------------------------------------------------------------------------------
Sales                                     $274,354      $252,019       $242,962       $246,199        $246,912
Gross profit                               109,988        99,167         95,053         95,021          94,150
Operating income                            12,861         5,922          8,212          8,305           6,411
Other income (expense), net                  1,422           679          3,560           (183)             50
Income tax expense                          (5,586)       (2,622)        (4,661)        (3,273)         (2,623)
                                          --------      --------       --------       --------        --------
Income from continuing operations,
  net of income taxes                        8,697         3,979          7,111          4,849           3,838

Income (loss) from discontinued
  operations, net of income taxes           (2,738)         (456)                                        2,836
                                          --------      --------       --------       --------        --------
  Net income                                $5,959        $3,523         $7,111         $4,849          $6,674
                                          --------      --------       --------       --------        --------
                                          --------      --------       --------       --------        --------

Depreciation on continuing operations       $5,049        $4,642         $3,308         $3,576          $4,110
----------------------------------------------------------------------------------------------------------------
Financial Position At Year End:
----------------------------------------------------------------------------------------------------------------
Total assets                               $88,126       $91,248        $89,478        $91,322        $112,471
Working capital                            $13,898       $23,142        $28,706        $36,506         $51,549
Long term debt                              $7,663        $6,663         $7,695         $6,465          $7,654
Stockholders' equity                       $48,260       $55,737        $53,827        $57,836         $67,535
Capital expenditures                        $7,896       $12,841        $10,731         $6,948          $6,406
----------------------------------------------------------------------------------------------------------------
Per Share Data:
----------------------------------------------------------------------------------------------------------------
Income from continuing operations, net of
  income taxes                               $8.42         $3.57          $5.47          $3.18           $2.38
Income (loss) from discontinued
operations, net of income taxes              (2.65)         (.41)                                         1.76
                                          --------      --------       --------       --------        --------
  Net income                                 $5.77         $3.16          $5.47          $3.18           $4.14
                                          --------      --------       --------       --------        --------
                                          --------      --------       --------       --------        --------
----------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding      1,032,777     1,115,227      1,299,002      1,527,128       1,612,724
----------------------------------------------------------------------------------------------------------------

ALL YEARS ARE 52 WEEKS EXCEPT FOR 1997 WHICH IS 53 WEEKS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company cautions readers that any forward-looking statements contained in this Form 10-K or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, could affect the Company's financial results and could cause the Company's financial performance to differ materially from the expectations expressed in any forward-looking statement made by or on behalf of the Company--the strength of the U.S. economy; the effects of and changes in fiscal policies and laws, inflation and competition from other supermarkets and retailers with a food presentation.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

During 1997, the Company had net income of $5,959,000 compared to net income of $3,523,000 during 1996. Pretax income from continuing operations was $14,283,000 for 1997 compared to pretax income of $6,601,000 for 1996.

During 1997, the Company's operating income was $12,861,000 compared to operating income of $5,922,000 during 1996.

Sales from the Company's 13 supermarkets in the greater Los Angeles area were $274,354,000 in 1997 (a 53 week fiscal year), an increase of 8.9% from 1996 (a 52 week fiscal year), when sales were $252,019,000. Same store sales for a comparable 52 week period increased 5.0% in 1997 compared to the prior year. The increase in sales is due to a number of factors including a more robust economy in Southern California, the effect of product pricing decisions and the positive impact of store remodel activity. Additionally, the Calabasas store, opened in February 1996, has experienced higher sales and lower expenses in 1997 compared to 1996. In November 1997, the Company opened a Gelson's Market in Northridge, California, the sales of which are significantly below management's projections. Sales at Northridge are expected to improve as construction activity is completed and additional tenants occupy the shopping center in which the store is located, although there are no assurances that full occupancy of the center will increase store sales to acceptable levels. The foregoing statement is a forward looking statement and actual future sales are dependent on a number of factors which may or may not occur including, among others, the timing and completion of construction activity, the timing and occupancy of the other tenant spaces, the success of the other tenants and competition from other supermarkets in the trade area.

The Company's gross profit as a percentage of sales was 40.1% in 1997 compared to 39.3% in 1996. Added controls over product costs and increased volume rebates, buying and promotional allowances were factors in increasing margins.

Delivery, selling, general and administrative ("DSG&A") expenses as a percentage of sales were 35.4% in 1997 compared to 36.9% for 1996. DSG&A activity in 1997 reflects an improvement in labor efficiency at the stores, improved purchasing of store services and supplies as well as lower liability and workers' compensation insurance costs, offset partially by preopening costs at the Northridge store and expenses related to other real estate projects. The higher expense in 1996 is due, in part, to preopening expenses, promotional costs and higher than expected operating costs associated with the Gelson's market in Calabasas which opened in February 1996. Additionally, in 1996, certain costs relating to the sublease of the former AMG Holdings headquarters facility were expensed. Included in 1996 DSG&A is a gain of $584,000 relating to the property sale of a former Mayfair market and a $385,000 expense to settle a claim against the Company for costs and damages relating to the alleged contamination of real property previously owned by the Company.

Interest and dividend income was $1,536,000 in 1997 compared to $1,728,000 for 1996 primarily due to a decrease in earnings rates.

Interest expense decreased to $702,000 in 1997 from $879,000 in 1996 primarily due to 1996 interest expense resulting from a Federal income tax audit and lower average levels of fixture financing debt in 1997 compared to 1996.

Other income (expense) includes realized gains on the sale of marketable securities of $605,000 and $36,000 in 1997 and 1996, respectively.

Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that unrealized holding gains and losses for trading securities be included in the determination of net income. All securities are defined as trading securities or available-for-sale securities. Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized holding gains and losses are included in earnings. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale securities. As a result, no net unrealized gains or losses related to trading securities were recognized in 1997 compared to net unrealized losses of $151,000 in 1996. Unrealized gains in 1997 on available-for-sale securities were $416,000 (net of income tax expense of $275,000) and were recorded as a separate component of shareholders' equity.

For an analysis of the Company's provision for income taxes, see Note 10 of Notes to Financial Statements.

The loss on discontinued operations resulted from a decision in an arbitration proceeding relating to the sale in 1993 of the Company's communication equipment business and is reflected as an adjustment to the purchase price. See Note 14 of Notes to Financial Statements.

Income per share from continuing operations and net income increased due to increased income from continuing operations and net income for the period, as well as from a reduction in the weighted average shares outstanding due to the purchase of Class A Common Stock in August 1997. See Capital
Expenditures/Liquidity.  See Note 1 of Notes to Financial Statements.

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

In 1996, the market value of the Company's aggregate holdings in marketable securities decreased from the market value of such holdings at December 30, 1995. Pursuant to SFAS 115, net unrealized losses of $151,000 related to marketable securities were reflected in income in 1996 compared to net unrealized gains of $1,430,000 in 1995.

For an analysis of the Company's provision for income taxes, see Note 10 of Notes to Financial Statements.

In 1996, the Company recognized in discontinued operations $456,000 of costs, net of income tax benefits of $305,000, associated with an arbitration of disputed items relating to the sale of its communication equipment business in 1993. See Note 14 of Notes to Financial Statements.

Net income per share is based on the weighted average number of common shares outstanding during the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has an ongoing program to remodel existing supermarkets and to add new stores. In 1997, the Company had capital expenditures of approximately $7,896,000. At January 3, 1998, there were no significant capital expenditure commitments.

After extensive site, demographic and competitive analysis the Company has decided not to enter the Santa Barbara marketplace and has negotiated the sale of the property it purchased in 1996 for a pretax gain of approximately $400,000. The sale is expected to finalize in the first quarter of 1998. In 1996, the Company entered into an option to lease on a long-term basis a property on which a new Gelson's market would be built, the development and opening of which is subject to, among other things, the Company's due diligence, receipt of necessary governmental approvals and the developers fulfilling certain conditions.

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

The Company utilizes a significant number of computer software programs including proprietary software. To the extent the Company's software applications contain source codes that are unable to appropriately interpret the upcoming calendar Year 2000, some level of modification, or even possibly replacement of such applications, may be necessary. The Company has made an assessment of the impact of the Year 2000 issue on its internal operations and has developed a plan to bring its computer systems into compliance before the end of 1999. The plan addresses the modification or replacement of applications and operating systems to achieve timely Year 2000 compliance and also includes communication and analysis with outside vendors with whom the Company interfaces electronically. Although it is not possible to quantify the aggregate cost of such modifications, the Company does not anticipate the cost will have a material adverse impact on its financial position or results of operations. The Company may be adversely affected if its vendors and service providers (included its banking relations) are unable to fully correct any Year 2000 problems they may have.

The Company has a credit facility with a bank with a revolving line of credit totaling $9,000,000 with a standby letter of credit subfacility in the amount of $5,000,000, and a non-revolving term loan line of credit totaling $10,000,000. In addition, the Company has a revolving line of credit with another bank in the amount of $3,000,000. The Company borrowed $2,750,000 and $2,500,000 against the term loan line of credit on December 30, 1995 and December 30, 1997, respectively, to finance store fixtures and equipment of which $4,104,000 was outstanding at January 3, 1998. There were no outstanding balances against either of the revolving lines as of January 3, 1998. The Company's current cash position including marketable securities, the lines of credit and net cash provided by operating activities (approximately $26,059,000 for 1997) are the primary sources of funds available to meet the Company's current liquidity requirements. See Note 7 of Notes to Financial Statements for a description of the Company's credit lines.

In August 1997, the Company completed a self tender offer pursuant to which it purchased 212,619 shares of its Class A Common Stock for cash at $65 per share. The Company funded the aggregate purchase price of $13,820,000 from cash-on-hand, the liquidation of marketable securities and from a short-term bank loan of $5,000,000 under the Company's revolving line of credit. By the end of September 1997, the Company had repaid the $5,000,000 bank loan from its working capital.

The Company's total liabilities to equity ratio increased to .82 at January 3, 1998 from .64 at December 28, 1996 due to the reduction in equity related to the purchase of Class A Common Stock. The Class A Common Stock purchase also negatively affected the Company's current ratio, which was 1.49 at January 3, 1998 compared to 1.96 at December 28, 1996. The Company's current assets at the end of 1997 were approximately $5,100,000 less than at the end of 1996 primarily due to the use of funds for capital expenditures incurred in 1997 and the purchase of stock through the self tender.

The Company's cash position, including marketable securities, at the end of 1997 was $22,722,000 compared to $26,829,000 at the end of 1996. Cash not required for the immediate needs of the Company has been temporarily invested in marketable securities. See Notes 1 and 2 of Notes to Financial Statements. The Company is actively investigating opportunities for the use of these funds, primarily for the expansion of its supermarket operations.

RECENT ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components. This statement requires a separate statement to report the components of comprehensive income for each period reported. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Management believes this statement may require expanded disclosure in the Company's financial statements.

In June 1997, the FASB also issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The new rules will be effective for the 1998 fiscal year. Abbreviated quarterly disclosure will be required beginning first quarter of 1999, with both 1999 and 1998 information. The Company does not believe that the new standard will have a material impact on the reporting of its segments.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See Index to Consolidated Financial Statements, Supporting Schedules and Supplemental Data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Identification of Directors

     Below is set forth certain information about each of the directors of the Company as of March 6, 1998. Certain of this information has been supplied by the persons shown.




                                                               Principal Occupation (1)                         Director     Term
      Name                    Age                              and Other Directorships                          Since (2)   Expires
      ----                    ---                              ------------------------                         ---------   -------
 Bernard Briskin              73          Chairman of the Board of Directors, President and Chief Executive       1970       1998
                                          Officer of the Company and Arden-Mayfair, Inc., a subsidiary of the Company, and Chairman of the Board of AMG Holdings, Inc. and
                                          Gelson's Markets, both subsidiaries of Arden-Mayfair.

 John G. Danhakl              41          Partner, Leonard Green & Partners since March 1995. Managing            1995       1998
                                          Director of Donaldson Lufkin Jenrette Securities Corporation from
                                          March 1990 to February 1995.  Director of Big 5 Sporting Goods,
                                          Inc., Communications Power and Industries, Inc. and Twin
                                          Laboratories Corporation.

 Robert A. Davidow            55          Director and Vice Chairman of WHX Corporation since April 1991;         1993       1999
                                          private investor.

 Stuart A. Krieger            80          Business Consultant, Director of American Rocket Co.                    1978       2000

 Daniel Lembark               73          Financial consultant and Certified Public Accountant.                   1978       1998

 Ben Winters                  77          Business Consultant.                                                    1978       2000


(1) Unless otherwise indicated, principal occupation or occupations shown have been such for a period of at least five years in the aggregate.

(2) Date shown for term of service indicates commencement of service as a director of the Company or Arden-Mayfair.

Identification of Executive Officers

     Below is set forth certain information about each of the executive officers of the Company as of March 6, 1998:


            Name      Age                       Position(s)
            ----      ---                       -----------
  Bernard Briskin     73     Chairman of the Board of Directors, President and
                             Chief Executive Officer of the Company and
                             Arden-Mayfair, and Chairman of the Board of AMG
                             Holdings and Gelson's Markets.

  Ernest T. Klinger   62     Vice President Finance and Administration and Chief
                             Financial Officer of the Company and Arden-Mayfair,
                             and Secretary/Treasurer of AMG Holdings and
                             Gelson's Markets.


Mr. Briskin served as Chairman of the Executive Committee of the Board of Directors of Arden-Mayfair until August 1978, when he was elected President and Chief Executive Officer of Arden-Mayfair. In November 1978, Mr. Briskin was elected President and Chief Executive Officer of the Company and in June 1994 he was elected Chairman of the Board of the Company. Mr. Briskin serves as Chairman of the Board, President and Chief Executive Officer of the Company and Arden-Mayfair, and Chairman of the Board and Chief Executive Officer of AMG Holdings and Gelson's Markets, pursuant to an employment agreement which expires on January 1, 2004, although the term will be automatically extended for successive one year periods unless certain termination notices are given by either Mr. Briskin or the employers. See "Item 11. Executive Compensation".

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

ITEM 11.  EXECUTIVE COMPENSATION

     General

     The following table sets forth the total annual and long-term compensation paid or accrued by the Company and its subsidiaries in connection with all businesses of the Company and its subsidiaries to or for the account of the Chief Executive Officer of the Company and each other executive officer of the Company whose total annual salary and bonus for the fiscal year ended January 3, 1998 exceeded in the aggregate $100,000.

                                                                          ---Long Term Compensation---

              -------Annual Compensation--------                     --------Awards---------           -Payouts-
                                                                                  Securities-
                                                    Other Annual     Restricted     Underlying              All Other
Name and                                            Compensation   Stock Award(s)    Options/      LTIP      Compen-
Principal                                                                              SARS       Payouts    sation
Position             Year  Salary ($)  Bonus ($)      ($) (4)           (1)           (#)(1)        (1)     ($)(2)(3)
---------            ----  ----------  ---------      -------           ---           ------        ---     ---------
Bernard Briskin,     1997   500,000    496,780 (5)                                                            12,800
Chief Executive      1996   450,177    191,632                                                                 9,000
Officer              1995   444,400    407,624                                                                10,500

Ernest T. Klinger,   1997   190,000     40,000                                                                12,800
CFO, VP Finance      1996   190,000     40,000                                                                 9,000
and Administration   1995   190,000     40,000                                                                10,500


(1) The Company did not grant to Mr. Briskin or Mr. Klinger any restricted stock, stock options or stock appreciation rights ("SARs") and made no payout to them on any long-term incentive plan in fiscal years 1997, 1996 or 1995.

(2) Includes the Company contribution to the Arden Group, Inc. 401(k) Retirement Savings Plan and the Arden Group, Inc. Stock Bonus Plan. In 1997, Messrs. Briskin and Klinger were each allocated $9,600 to their 401(k) account and $3,200 to their Stock Bonus Plan account.

(3) Does not include retirement benefits from the Telautograph Pension Plan (terminated in December 1993).

(4) Perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the compensation received by the named officers in any of the years for which compensation information is reported.

(5) Payment of the bonus for 1997 is subject to stockholder approval of the bonus arrangement contained in Mr. Briskin's Amended Employment Agreement. If the arrangement is not approved by stockholders, the amount of the bonus will be calculated and paid under the prior bonus arrangement. See "Employment Agreement" below.


     Employment Agreement

     The compensation of Mr. Bernard Briskin, the Chief Executive Officer of the Company, is established under an Employment Agreement dated May 13, 1988, as amended by

     Amendment to Employment Agreement dated April 27, 1994 (the "Employment Agreement") which was further amended in January 1998, effective January 1, 1997 (the "Amended Employment Agreement"). The Amended Employment Agreement extended the expiration date of the term of the Employment Agreement from January 1, 2001 to January 1, 2004, increased Mr. Briskin's base annual salary to $500,000 effective January 1, 1997, excluded from the definition of Pre-Tax Profits upon which Mr. Briskin's bonus is determined any arbitration award to Danka and the associated expense in 1997 as a charge to discontinued operations which had the effect of increasing the amount of Mr. Briskin's bonus in 1997 from $344,871 to $496,780, increased the maximum annual reimbursement for medical expenses for Mr. Briskin and his immediate family from $100,000 to $200,000 and provides for annual retirement compensation equal to twenty-five percent of Mr. Briskin's average base salary and bonus earned in the last three fiscal years prior to his retirement and continuation of health insurance benefits and automobile allowance. Mr. Briskin's bonus arrangement for 1997 and years following under the Amended Employment Agreement is subject to stockholder approval. If Mr. Briskin's bonus arrangement is not approved by the stockholders of the Company, the bonus will be determined under the Employment Agreement and Mr. Briskin will have the right to terminate the Employment Agreement as amended by the Amended Employment Agreement on six months prior notice to the Company. Pursuant to the terms of the Amended Employment Agreement, Mr. Briskin's base salary will be increased on January 1 of each year of the term of the Amended Employment Agreement commencing January 1, 1998 based upon increases in the Consumer Price Index subject, however, to a maximum annual increase. His annual bonus will equal 2-1/2% of the Company's first $2,000,000 of Pre-Tax Profits (as defined in the Amended Employment Agreement) plus 3-1/2% of Pre-Tax Profits in excess of $2,000,000. The Amended Agreement also provides for certain expense reimbursement and personal benefits, including payment or reimbursement for uninsured medical expenses of Mr. Briskin and his immediate family up to a maximum of $200,000 during any calendar year. In addition, if he becomes permanently disabled, dies or his employment is terminated prior to January 1, 2004, the cumulative unpaid portion of two notes from Mr. Briskin to the Company, in the amount of $255,000 as of March 6, 1998, will be forgiven. The maturity dates of the two notes was extended to December 31, 2003 with equal annual principal payments of $40,000 plus interest at 6% per annum.

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

     Compensation Committee Interlocks and Insider Participation

     The Board of Directors has a Compensation Committee. In 1997 the Compensation Committee was comprised of the following directors:

                           John G. Danhakl, Chairman
                           Robert A. Davidow
                           Daniel Lembark

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     (a)  Security Ownership of Certain Beneficial Owners

          The following table sets forth information as of March 6, 1998 relating to the stockholdings of persons known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities: (1)

                                                                    Amount and
       Name and Address of                                          Nature of        Percent of     Percent of
         Beneficial Owner                     Title of Class        Beneficial         Class        Total Vote
         ----------------                     --------------        Ownership          -----        ----------
                                                                    ---------
City National Bank, as Trustee of the      Class A Common Stock       64,385           11.6%           1.6%
Company's Stock Bonus Plan and Trust
(the "Stock Bonus Plan")
500 North Roxbury Drive, Suite 500
Beverly Hills, CA 90210

Bernard Briskin                            Class A Common Stock      166,666 (2)       30.1%           4.2%
Arden Group, Inc.
9595 Wilshire Blvd., Suite 411
Beverly Hills, CA 90212

Bernard Briskin                            Class B Common Stock      340,624           99.5%          85.7%


(1) Unless otherwise indicated to the contrary, all beneficial owners have sole investment and voting power. For purposes of this table, 339,300 shares of Company Class A Common Stock, which are held by AMG Holdings, are not deemed to be outstanding.

(2) This amount includes the following shares: (i) 59,944 shares owned by Mr. Briskin's wife; (ii) 46,524 shares held in trust (of which Mr. Briskin is a trustee) for the benefit of Mr. Briskin, his children and his mother; and (iii) 24,503 shares held in an Individual Retirement Account by Mr. Briskin's wife. Mr. Briskin disclaims any beneficial ownership of the shares set forth in clauses (i) and (iii) hereof. Mr. Briskin shares voting and investment power with respect to the shares referred to in clause (ii), shares voting power but denies that he has or shares investment power with respect to the shares referred to in clauses (i) and (iii). Nothing herein should be construed as an admission that Mr. Briskin is in fact the beneficial owner of any of these shares.

If Mr. Briskin converted all of his Class B Common Stock to Class A Common Stock (convertible on a share for share basis) his and his spouse's beneficial ownership of Class A Common Stock would be increased to 507,290 shares or 56.6% of the total shares outstanding as of March 6, 1998.

     (b)  Security Ownership of Management

          The following table shows, as of March 6, 1998, the beneficial ownership of the Company's equity securities by each director, executive officer and by all directors and executive officers as a group: (1)


                                                                      Amount and Nature                   Percent
                                                                        of Beneficial        Percent     of Total
Name of Beneficial Owner                  Title of Class                  Ownership          of Class      Vote
------------------------                  --------------                  ---------          --------      ----
Bernard Briskin                      Class A Common Stock                166,666 (2)          30.1%         4.2%
                                     Class B Common Stock                340,624              99.5%        85.7%
John G. Danhakl                      Class A Common Stock                      0
Robert A. Davidow                    Class A Common Stock                      0
Ernest T. Klinger                    Class A Common Stock                    343 (3)            (4)          (5)
Stuart A. Krieger                    Class A Common Stock                      0
Daniel Lembark                       Class A Common Stock                      0
Ben Winters                          Class A Common Stock                    100                (4)          (5)

All directors and executive          Class A Common Stock                167,109 (3)          30.2%         4.2%
officers as a group (7 persons)      Class B Common Stock                340,624              99.5%        85.7%


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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the purchase by Mr. Briskin of shares of the Company's Class A Common Stock in 1979 and 1980, the Company loaned Mr. Briskin $212,500 and $303,750, respectively. Effective January 1, 1997 the terms of the notes were modified to extend the maturity date to December 31, 2003 from December 31, 2000 and to reduce the annual principal payments to $40,000 from $73,750 plus interest at 6% per annum. The highest cumulative outstanding balance of the two loans was $369,000 during 1997 and was $255,000 as of March 6, 1998.

                                      PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

     (a)  Exhibits and Financial Statements and Schedules

          (1)  Financial Statements
               See Index to Consolidated Financial Statements and Supplementary Data

          (2)  Financial Statement Schedules
               See Index to Consolidated Financial Statements and Supplementary Data

          (3)  Exhibits
               See Index to Exhibits

     (b)  Reports on Form 8-K

          None

     (c)  Exhibits

          See Index to Exhibits

     (d)  Other Financial Schedules

          See Index to Consolidated Financial Statements and Supplementary Data

                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARDEN GROUP, INC.
                                                             Date
                                                             ----

By   BERNARD BRISKIN                                        3/17/98
     ---------------------------------------------------
     Bernard Briskin, Chairman of the Board,
     President and Chief Executive Officer

By   ERNEST T. KLINGER                                      3/17/98
     ---------------------------------------------------
     Ernest T. Klinger, Vice President Finance and
     Administration and Chief Financial Officer
     (Principal Financial and Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. The undersigned have also relied upon the reports of the registrant's independent accountants at page 24.

                                                             Date
                                                             ----

     BERNARD BRISKIN                                        3/17/98
     ----------------------------------------------------
     Bernard Briskin, Director and Chairman of the Board

     JOHN G. DANHAKL                                        3/17/98
     ----------------------------------------------------
     John G. Danhakl, Director

     ROBERT A. DAVIDOW                                      3/17/98
     ----------------------------------------------------
     Robert A. Davidow, Director

     STUART A. KRIEGER                                      3/17/98
     ----------------------------------------------------
     Stuart A. Krieger, Director

     DANIEL LEMBARK                                         3/17/98
     ----------------------------------------------------
     Daniel Lembark, Director

     BEN WINTERS                                            3/17/98
     ----------------------------------------------------
     Ben Winters, Director

                   ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

                  -----------------------------------------------

                           INDEX TO FINANCIAL STATEMENTS
                               AND SUPPLEMENTAL DATA

                                -------------------

                                                                          PAGE

Report of Independent Accountants........................................  24

Financial Statements:
     Balance Sheets, January 3, 1998 and December 28, 1996...............  25
     Statements of Operations for fiscal years 1997, 1996 and 1995.......  26
     Statements of Stockholders' Equity for fiscal years 1997,
     1996 and 1995.......................................................  27
     Statements of Cash Flows for fiscal years 1997, 1996 and 1995.......  28
     Notes to Financial Statements.......................................  30

          The financial statements include the Registrant's subsidiary (Arden-Mayfair, Inc.) and the subsidiaries of Arden-Mayfair, Inc.

Selected Quarterly Financial Data........................................  45



Schedules are omitted because of the absence of the conditions under which they are required.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                               ---------------



To the Stockholders of
Arden Group, Inc.


We have audited the consolidated financial statements of Arden Group, Inc. and its subsidiary listed in the index on page 23 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arden Group, Inc. and its subsidiary at January 3, 1998 and December 28, 1996, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 1998 in conformity with generally accepted accounting principles.




                                         COOPERS & LYBRAND L.L.P.








Los Angeles, California
March 13, 1998

                 ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                 ---------------------------------------------
                                BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

-------------------------------------------------------------------------------

ASSETS                                   January 3, 1998      December 28, 1996
-------------------------------------------------------------------------------
Current assets:
   Cash                                     $  7,099               $  5,473
   Marketable securities                      15,623                 21,356
   Accounts and notes receivable, net          6,310                  6,629
   Inventories                                11,552                 10,728
   Other current assets                        1,626                  3,102
-------------------------------------------------------------------------------
      Total current assets                    42,210                 47,288

Property for resale or sublease                4,051                  1,440
Property, plant and equipment, net            39,163                 39,875
Other assets                                   2,702                  2,645
-------------------------------------------------------------------------------
      Total assets                           $88,126                $91,248
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
Current liabilities:
   Accounts payable, trade                   $14,434                $11,357
   Other current liabilities                  12,409                 11,816
   Current portion of long-term debt           1,469                    973
-------------------------------------------------------------------------------
      Total current liabilities               28,312                 24,146

Long-term debt                                 7,663                  6,663
Deferred income taxes                          2,430                  2,160
Other liabilities                              1,461                  2,542
-------------------------------------------------------------------------------
      Total liabilities                       39,866                 35,511
-------------------------------------------------------------------------------
Commitments and contingent liabilities
Stockholders' equity:
   Common stock, Class A, $ .25 par value;
      893,434 and 1,106,053 shares
      issued and outstanding,
      respectively, including 339,300
      treasury shares                            223                    276
   Common stock, Class B, $ .25 par value;
      342,246 shares issued and
      outstanding                                 86                     86
   Capital surplus                             4,793                  5,617
   Notes receivable from officer/director       (255)                  (369)
   Unrealized gain on available-for-sale
   securities                                    416
   Retained earnings                           46,750                53,880
-------------------------------------------------------------------------------
                                               52,013                59,490
   Less, treasury stock;  339,300
      shares at cost                            3,753                 3,753
-------------------------------------------------------------------------------
          Total stockholders' equity           48,260                55,737
-------------------------------------------------------------------------------
          Total liabilities and stockholders'
            equity                            $88,126               $91,248
-------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                 ---------------------------------------------
                           STATEMENTS OF OPERATIONS


(In Thousands, Except Share and Per Share Data)

-------------------------------------------------------------------------------------------------
                                                             1997           1996           1995
-------------------------------------------------------------------------------------------------
Sales                                                    $274,354       $252,019       $242,962
Cost of sales                                             164,366        152,852        147,909
-------------------------------------------------------------------------------------------------
           Gross profit                                   109,988         99,167         95,053
Delivery, selling, general and administrative expenses     97,127         93,245         86,841
-------------------------------------------------------------------------------------------------
           Operating income                                12,861          5,922          8,212
Interest and dividend income                                1,536          1,728          2,702
Other income (expense), net                                   588            (19)           (13)
Interest expense                                             (702)          (879)          (559)
Net unrealized gain (loss) on marketable securities                         (151)         1,430
-------------------------------------------------------------------------------------------------
      Income from continuing operations, before
        income taxes                                       14,283          6,601         11,772
Income tax provision                                        5,586          2,622          4,661
-------------------------------------------------------------------------------------------------
      Income from continuing operations, net of
        income taxes                                        8,697          3,979          7,111
Loss from discontinued operations, net of income tax
  benefits of $1,602 in 1997 and $305 in 1996              (2,738)          (456)
-------------------------------------------------------------------------------------------------
           Net income                                      $5,959         $3,523         $7,111
-------------------------------------------------------------------------------------------------
Income per common share:
      Income from continuing operations                     $8.42          $3.57          $5.47
      Loss from discontinued operations                     (2.65)          (.41)
-------------------------------------------------------------------------------------------------
           Net income                                       $5.77          $3.16          $5.47
-------------------------------------------------------------------------------------------------
Weighted average common shares outstanding              1,032,777      1,115,227      1,299,002
-------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

              ---------------------------------------------------

                      STATEMENTS OF STOCKHOLDERS' EQUITY


(In Thousands, Except Share Data)

------------------------------------------------------------------------------------------------
                                                             1997           1996           1995

------------------------------------------------------------------------------------------------
Common stock, Class A:
 Balance, beginning of year                                $  276         $  283         $  327
 Purchase and retirement of stock (212,619,
  25,884, and 179,229 shares, respectively)                   (53)            (7)           (44)

------------------------------------------------------------------------------------------------
     Balance, end of year                                     223            276            283

------------------------------------------------------------------------------------------------
Common stock, Class B:
 Balance, beginning and end of year                            86             86             86

------------------------------------------------------------------------------------------------
Capital surplus:
 Balance, beginning of year                                 5,617          5,718          6,413
 Purchase and retirement of common stock                     (824)          (101)          (695)

------------------------------------------------------------------------------------------------
    Balance, end of year                                    4,793          5,617          5,718

------------------------------------------------------------------------------------------------
Notes receivable from officer/director:
 Balance, beginning of year                                  (369)          (369)          (442)
 Principal paid                                               114                            73

------------------------------------------------------------------------------------------------
    Balance, end of year                                     (255)          (369)          (369)

------------------------------------------------------------------------------------------------
Unrealized gain (loss) on available-for-sale securities
 Balance, beginning of year                                     0
 Unrealized gain                                              416

------------------------------------------------------------------------------------------------
    Balance, end of year                                      416

------------------------------------------------------------------------------------------------
Retained earnings:
 Balance, beginning of year                                53,880         51,862         55,205
 Net income for the year                                    5,959          3,523          7,111
 Purchase and retirement of common stock                  (13,089)        (1,505)       (10,454)

------------------------------------------------------------------------------------------------
    Balance, end of year                                   46,750         53,880         51,862

------------------------------------------------------------------------------------------------
Stockholders' equity before treasury stock                 52,013         59,490         57,580

Treasury stock, at cost                                    (3,753)        (3,753)        (3,753)

------------------------------------------------------------------------------------------------
    Total stockholders' equity                          $  48,260        $55,737        $53,827

------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

               -------------------------------------------------

                           STATEMENTS OF CASH FLOWS


(In Thousands)

------------------------------------------------------------------------------------------------
                                                           1997           1996           1995

------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Cash received from customers                            $274,683       $252,482       $243,589
 Cash paid to suppliers and employees                    (254,622)      (242,869)      (231,614)
 Purchases/sales of trading securities, net                 8,851         (1,311)         1,014
 Interest and dividends received                            1,683          1,678          2,784
 Interest paid                                               (705)          (878)          (701)
 Income taxes paid                                         (3,831)        (2,694)        (4,085)

------------------------------------------------------------------------------------------------
    Net cash provided by operating activities              26,059          6,408         10,987

------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures                                      (7,896)       (12,841)       (10,731)
 Deposits for property in escrow                                           2,664         (2,664)
 Transfer to discontinued operations                       (2,575)          (456)
 Purchases of available-for-sale securities                (3,202)
 Sales of available-for-sale securities                     1,380
 Net cash from sale of GPS                                                                2,511
 Proceeds from the sale of property, plant and
  equipment, liquor licenses and leasehold
  interests                                                   163          2,338            241
 Payments received on notes from the sale of
  property, plant and equipment and liquor
  licenses                                                     53              3              3

------------------------------------------------------------------------------------------------
    Net cash used in investing activities                 (12,077)        (8,292)       (10,640)

------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Purchase and retirement of stock                         (13,966)        (1,613)       (11,193)
 Principal payments on long-term debt                        (799)          (752)          (199)
 Principal payments under capital lease obligations          (205)          (325)          (917)
 Loan payments from officer/director                          114                            73
 Proceeds from equipment financing                          2,500                         2,750
 Purchase of Company debentures                                              (55)

------------------------------------------------------------------------------------------------
    Net cash used in financing activities                 (12,356)        (2,745)        (9,486)

------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                            $1,626        $(4,629)       $(9,139)

Cash at beginning of year                                   5,473         10,102         19,241

------------------------------------------------------------------------------------------------
Cash at end of year                                        $7,099         $5,473        $10,102

------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


------------------------------------------------------------------------------------------------
                                                            1997           1996           1995

------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES:

Net income                                                 $5,959         $3,523         $7,111

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Loss from discontinued operations                         2,738            456
  Depreciation and amortization                             5,111          4,686          3,480
  Unrealized (gain) loss on trading securities                               151         (1,430)
  Provision for losses on accounts and
   notes receivable                                            62             55             94
  Deferred income taxes                                       270            577            474
  Net loss (gain) from the disposal of property,
   plant and equipment, liquor licenses
   and early lease terminations                               731           (556)           (33)
  Realized gains on marketable securities, net               (605)
  Non-compete payment on sale of GPS                                                        (86)
  Gain on purchase of 7% debentures                                           (5)


Change in assets and liabilities net of effects from noncash investment and financing activities:

 (Increase) decrease in assets:
  Marketable securities                                     8,851         (1,347)           970
  Accounts and notes receivable                             1,639              8            647
  Inventories                                                (824)          (556)           493
  Other current assets                                       (274)          (456)          (465)
  Other assets                                                (90)          (548)          (325)


 Increase (decrease) in liabilities:
  Accounts payable and other accrued expenses               3,847            493           (507)
  Deferred income taxes on unrealized gains                  (275)
  Other liabilities                                        (1,081)           (73)           564
------------------------------------------------------------------------------------------------
                                                          $26,059         $6,408        $10,987

------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                 ---------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                ---------------

1.  Accounting Policies:

    The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements.

    BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements of Arden Group, Inc. (the "Company") include the accounts of the Company and its direct and indirect subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. The Company operates exclusively in the supermarket business in the greater Los Angeles, California area.

    FISCAL YEAR

    The Company operates on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein ended on January 3, 1998 (fifty-three weeks), December 28, 1996 (fifty-two weeks), and December 30, 1995 (fifty-two weeks).

    CASH AND CASH EQUIVALENTS

    The Statements of Cash Flows classify changes in cash or cash equivalents (short-term, highly liquid investments readily convertible into cash with an original maturity at date of purchase of three months or less) according to operating, investing or financing activities. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and temporary cash investments. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

    MARKETABLE SECURITIES

    Marketable securities consist of mutual funds, fixed-income securities, preferred stock, common stock, mortgage backed government securities and collateralized mortgage obligations. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. By policy, the Company invests primarily in high-grade marketable securities. All marketable securities are defined as trading securities or available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities".

    Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized holding gains and losses are included in earnings. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

    ACCOUNTS AND NOTES RECEIVABLE

    The Company closely monitors extensions of credit and has not experienced significant losses related to its receivables. At January 3, 1998, the Company did not have significant credit risk concentrations. No single group or customer represents greater than 2% of total accounts and notes receivable. Issuance costs related to Gelson's charge cards are not significant and are expensed as incurred.

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

    ENVIRONMENTAL COSTS

    Costs incurred to investigate and remediate contaminated sites are expensed as incurred.

    STORE OPENING COSTS

    Noncapital expenditures incurred in opening a new store are expensed as incurred.

    ADVERTISING AND SALES PROMOTION COSTS

    Advertising and sales promotion costs are expensed as incurred and totaled $1,496,000, $2,075,000 and $1,559,000 in 1997, 1996 and 1995, respectively.

    INCOME TAXES

    The Company accounts for income taxes under the provisions of SFAS 109, "Accounting for Income Taxes". Under SFAS 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

    NET INCOME PER COMMON SHARE

    SFAS 128, "Earnings Per Share", was adopted in the fourth quarter of 1997 and supersedes the Company's previous standards for computing net income per share under Accounting Principles Board No. 15. The new standard requires dual presentation of net income per common share and net income per common share assuming dilution on the face of the income statement. Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. The Company does not have any dilutive shares for any of the three fiscal years in the period ended January 3, 1998. The financial statements present basic net income per share.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS 107, "Disclosure about Fair Value of Financial Instruments" requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and amounts due to and from affiliates are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments. The fair value of long-term debt closely approximates its carrying value. The Company uses quoted market prices, when available, or discounted cash flows to calculate these fair values.

    LONG-LIVED ASSETS

    In fiscal year 1996, the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of SFAS 121 had no impact on the Company's financial position or on its results of operations.

    In accordance with SFAS 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the individual stores and consolidated undiscounted net cash flows for long-lived assets not identifiable to individual stores.

    RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to conform to the current year presentation.

    NEW ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components. This statement requires a separate statement to report the components of comprehensive income for each period reported. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Management believes this statement may require expanded disclosure in the Company's financial statements.

    In June 1997, the FASB also issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The new rules will be effective for the 1998 fiscal year. Abbreviated quarterly disclosure will be required beginning first quarter of 1999, with both 1999 and 1998 information. The Company does not believe that the new standard will have a material impact on the reporting of its segments.

2. Marketable Securities:

   Marketable securities are carried on the balance sheet at their market value.

   ------------------------------------------------------------------------------------------
                                                                 Unrealized
   (in thousands)                                      Cost      Gain (Loss)    Market Value
   ------------------------------------------------------------------------------------------
   As of January 3, 1998:

      Available-for-sale Securities:
          Mutual funds                                14,529          843        15,372
          Equity securities                              832         (581)          251
                                                     -------       ------       -------
          Total                                      $15,361       $  262       $15,623
                                                     -------       ------       -------
                                                     -------       ------       -------

   As of December 28, 1996:

      Trading Securities:
          Mutual funds                               $10,997        $  35       $11,032
          Fixed income securities                      7,707         (662)        7,045
          Equity securities                            1,413          114         1,527
          Mortgage-backed government securities        1,419            7         1,426
          Collateralized mortgage obligations            328           (2)          326
                                                     -------       ------       -------
          Total                                      $21,864        $(508)      $21,356
                                                     -------       ------       -------
                                                     -------       ------       -------

    Realized gains from sale of securities were $605,000, $36,000 and $31,000 in 1997, 1996 and 1995, respectively.

3.  Accounts and Notes Receivable, Net:

    -------------------------------------------------------------------------------
    (in thousands)                              January 3, 1998   December 28, 1996
    -------------------------------------------------------------------------------
    Accounts receivable, trade                       $4,600            $4,677
    Notes receivable                                    452               592
    Other accounts receivable                         1,882             2,070
                                                     ------            ------
                                                      6,934             7,339

    Less:  Allowance for doubtful accounts and
           notes receivable                            (624)             (710)
                                                     ------            ------
                                                     $6,310            $6,629
                                                     ------            ------
                                                     ------            ------

    The provision for doubtful accounts and notes receivable in 1997, 1996, and 1995 was approximately $62,000, $55,000 and $94,000, respectively.

4.  Inventories:

    Inventories valued by the LIFO method ($9,545,000 in 1997, $9,271,000 in 1996 and $8,899,000 in 1995) would have been $2,570,000, $2,394,000 and
    $2,282,000 higher at January 3, 1998, December 28, 1996 and December 30, 1995, respectively, if they had been stated at the lower of FIFO cost or market. The LIFO effect on net income and income per share in 1997, 1996 and in 1995 was a decrease of approximately $105,000 ($.10 per share), $67,000 ($.06 per share) and $81,000 ($ .06 per share), respectively.

5.  Property, Plant and Equipment, Net:

    -------------------------------------------------------------------------------
    (in thousands)                              January 3, 1998   December 28, 1996
    -------------------------------------------------------------------------------
    Land                                             $7,732            $  8,775
    Buildings and improvements                        9,661              11,453
    Store fixtures and office equipment              20,565              16,837
    Transportation equipment                          1,701               1,794
    Machinery and equipment                             874                 879
    Leasehold improvements                           24,972              21,973
    Assets under capital leases                       3,058               3,058
    Assets under construction                           479                 773
                                                    -------              ------
                                                     69,042              65,542

    Accumulated depreciation and amortization       (29,879)            (25,667)
                                                    -------             -------
                                                    $39,163             $39,875
                                                    -------             -------
                                                    -------             -------

    As of January 3, 1998 approximately $8,900,000 of property, plant and equipment (at cost) was fully depreciated.

6.  Other Current Liabilities:

    -------------------------------------------------------------------------------
    (in thousands)                              January 3, 1998   December 28, 1996
    -------------------------------------------------------------------------------
    Compensated absences                            $ 3,032            $ 2,830
    Taxes (including taxes collected from
      others of $1,259 and $994, respectively)        3,689              2,991
    Other                                             5,688              5,995
                                                    -------            -------
                                                    $12,409            $11,816
                                                    -------            -------
                                                    -------            -------

7.  Long-Term Debt:

    --------------------------------------------------------------------------------------------------
                                                   Current                       Non-Current
                                           -------------------------     -----------------------------
                                           January 3,   December 28,     January 3,       December 28,
     (in thousands)                           1998         1996             1998             1996
     --------------------------------------------------------------------------------------------------
     Notes and contracts payable           $1,239        $  768           $3,062           $1,832
     Obligations under capital
     leases                                   230           205            3,348            3,578
     7% Subordinated income
     debentures due
     September 1, 2014                                                     1,253            1,253
                                           ------        ------           ------           ------
                                           $1,469        $  973           $7,663           $6,663
                                           ------        ------           ------           ------
                                           ------        ------           ------           ------

    At January 3, 1998, the approximate principal payments required on long-term debt for each year are as follows (in thousands):

        1998      1999        2000        2001        2002     Subsequent
        ----      ----        ----        ----        ----     ----------

       $1,469    $1,311       $1,296      $823        $861       $3,372

    The Company has a 15 month loan agreement for a credit facility with a bank establishing a revolving line of credit in the amount of $9,000,000 with a standby letter of credit subfacility in the amount of $5,000,000, and a $10,000,000 non-revolving line of credit providing for term loans. Major provisions of the agreement include interest on the revolving loan at the bank's reference rate or at the bank's adjusted LIBOR rate plus .8% or 1.0% (depending on the Company's debt-to-equity ratio), and interest on the term loan at .8% or .9% (depending on the debt-to-equity ratio) above either of the bank's adjusted Treasuries rate or the bank's adjusted LIBOR rate. Additionally, there are certain minimum requirements as to the Company's equity, working capital and debt-to-equity relationships. The Company also has a one year revolving line of credit with another bank in the amount of $3,000,000 with interest at the bank's reference rate. At the end of 1997 and 1996 there were no amounts borrowed under either of the revolving lines of credit.

    Notes payable: In 1997 and 1995, the Company borrowed $2,500,000 (at 6.76%) and $2,750,000 (at 6.18%), respectively, from its $10,000,000 non-revolving line of credit to finance the purchase of supermarket equipment. In 1993, the Company financed $1,021,000 (at an average interest rate 7.5%) of supermarket equipment. All equipment financing borrowings are five year, fully amortized notes. Only the obligations of the 1993 borrowings are collateralized by the equipment.

    Debentures: The indenture relating to the 7% (6% prior to November 7, 1978) subordinated income debentures ("7% Debentures"), due September 1, 2014, provides for interest payable semiannually on March 1 and September 1 to the extent that current annual net income (consolidated net income before income taxes and interest accrued on the 7% Debentures) is sufficient therefor, or at the discretion of the Company, out of available retained earnings. No accrued interest was in arrears as of January 3, 1998.

   The aggregate fair market value of long term debt approximates its carrying value.

8. Capital Stock:

   Class A Common Stock: The Company is authorized to issue 5,000,000 shares of Class A common stock, par value $.25 per share. At January 3, 1998 and December 28, 1996, shares issued were 893,434 and 1,106,053, respectively, including 339,300 treasury shares at the end of each year. In the third quarter of 1997, the Company completed a self-tender offer by purchasing 212,619 shares at $65.00 per share. In 1996, the Company purchased 25,884 shares at an average price of $62.29 per share. In 1995, the Company purchased 179,229 shares at an average price of $62.46 per share. The Class A common stock has one vote per share on all matters on which stockholders are entitled to vote or consent.

   Class B Common Stock: The Company is authorized to issue 500,000 shares of Class B common stock, par value $.25 per share. At January 3, 1998 and December 28, 1996 there were 342,246 shares issued and outstanding. The Class B common stock has ten votes per share on virtually all matters on which shareholders are entitled to vote or consent. Transfer of Class B common stock is restricted to other Class B stockholders and certain other classes of transferees. Class B common stock is convertible, at the option of the holder, into Class A common stock on a share-for-share basis. The Class B common stock is also automatically converted into Class A common stock under certain circumstances, including upon the transfer of such stock to a transferee other than another Class B stockholder and certain other classes of transferees. There were 1,000 shares of Class B common stock converted to Class A common stock in 1996. No shares were converted in 1997 or 1995. Cash or property dividends on Class B common stock are restricted to an amount equal to 90% of any dividend paid on Class A common stock.

9. Retirement Plans:

   The Company contributes to multi-employer union pension plans administered by various trustees which may be deemed to be defined benefit plans. Contributions to these plans are based upon negotiated wage contracts. Information relating to accumulated benefits and fund assets as they may be allocable to the participants at January 3, 1998 is not available. The Company's total union pension expense for all plans for 1997, 1996 and 1995 amounted to $937,000, $906,000 and $891,000, respectively.

   The Company has a noncontributory, trusteed stock bonus plan which is qualified under Section 401 of the Internal Revenue Code of 1986, as amended. All nonunion employees over 18 years of age who complete 1,000 hours of service within the year ending on the anniversary date of employment are eligible to become participating employees in the plan. Contributions to the plan for any fiscal year, as determined by the Board of Directors, are discretionary, but in no event will they exceed 15% of the annual aggregate salaries of those employees eligible for participation in the plan. Contributions must be invested in the Company's Class A common stock with excess cash being invested in certain government backed securities. Contributions to the plan are allocated among eligible participants in the proportions of their salaries to the salaries of all participants. Contributions accrued for the plan in 1997, 1996 and 1995 were $135,000, $133,000, and $130,000, respectively.

   The Arden Group, Inc. 401(k) Retirement Savings Plan (the "Company Savings Plan") covers all non-union employees of the Company and its subsidiaries who have attained the age of 18 and have completed at least one year of service with any of such companies. The Company Savings Plan provides that, with certain limitations, a participating employee may elect to contribute up to 15% of such employee's annual compensation to the Company Savings Plan on a tax-deferred basis, subject to a limitation that the annual elective contribution may not exceed an annual indexed dollar limit determined pursuant to the Internal Revenue Code ($9,500 in 1997). Annual matching contributions are made by the Company each year for those participants whose annualized gross earnings for the previous year were $45,000 or less, and such matching contribution was $10,000 in 1997, $8,000 in 1996 and $9,000 in 1995. An additional discretionary amount of $406,000 was accrued in 1997 and contributed to the plan in early 1998. Similarly, $263,000 was accrued in 1996 and contributed in early 1997 and $317,000 was accrued in 1995 and contributed in early 1996.

   An employment agreement with a key executive officer provides for annual retirement compensation equal to twenty-five percent of his average base salary and bonus earned in the last three years prior to his retirement. The obligation is being accrued over the seven year term of his agreement. In 1997, the Company accrued $226,000 toward this benefit.

10.Income Taxes:

   Income (loss) before income taxes and the related income tax expense (benefit) are as follows:

   ----------------------------------------------------------------------------
   (in thousands)                              1997      1996      1995
   ----------------------------------------------------------------------------
   Income (loss) before income tax:

     Continuing operations                  $14,283    $ 6,601    $11,772
     Discontinued operations                 (4,340)      (761)
                                            --------   --------   -------
        Total                               $ 9,943    $ 5,840    $11,772
                                            --------   --------   -------
                                            --------   --------   -------

   Income tax expense (benefit):

     Continuing operations                  $ 5,586    $ 2,622    $ 4,661
     Discontinued operations                 (1,602)      (305)
                                            --------   --------   -------
        Total                               $ 3,984    $ 2,317    $ 4,661
                                            --------   --------   -------
                                            --------   --------   -------

   The composition of federal and state income tax expense (benefit) is as follows:

   ----------------------------------------------------------------------------
   (in thousands)                            1997       1996       1995
   ----------------------------------------------------------------------------
   Current
      Federal                               $2,701     $1,222     $3,242
      State                                  1,013        517        945
                                            --------   --------   -------
         Total                               3,714      1,739      4,187

   Deferred
      Federal                                  359        553        324
      State                                    (89)        25        150
                                            --------   --------   -------
         Total                                 270        578        474
                                            --------   --------   -------
      Total income tax expense              $3,984     $2,317     $4,661
                                            --------   --------   -------
                                            --------   --------   -------


   The Company's deferred income taxes assets (liabilities) were attributable to the following:

   ------------------------------------------------------------------------------------
                                                            January 3,     December 28,
   (in thousands)                                              1998            1996
   ------------------------------------------------------------------------------------
   Deferred tax assets
      Debt under capital leases                               $1,547         $1,653
      Book accruals not recognized for tax until paid          1,117          1,076
      Unrealized loss on marketable securities                   183            224
      Excess of book over tax depreciation                                      520
      State tax expense recognized in current period
         for books but in following year for tax                 279            175
      Bad debt allowance not deductible for tax
         until year of write-off                                 267            307
      Other                                                      439            360
                                                             --------       --------
         Deferred tax assets                                  $3,832         $4,315

   Deferred tax liabilities
      Deferred gain on debenture exchange                    $(4,480)       $(4,694)
      Deferred gain on sale of property                         (250)          (253)
      Property leased under capital leases, net of
         accumulated depreciation                             (1,059)        (1,147)
      Excess of book over tax depreciation                      (141)
      Other                                                     (332)          (381)
                                                             --------       --------
         Deferred tax liabilities                             (6,262)        (6,475)
                                                             --------       --------
         Deferred income taxes, net                          $(2,430)       $(2,160)
                                                             --------       --------
                                                             --------       --------

   The Company has not established a valuation allowance because its deferred tax assets can be realized by offsetting taxable income in the carryback period, and also against deferred tax liabilities and future taxable income, which management believes will more likely than not be earned, based on the Company's historical earnings record.

   Reconciliation of the statutory federal rate and effective rate is as follows:

 -----------------------------------------------------------------------------------
                                             1997           1996           1995
 (in thousands, except                  -------------   ------------   -------------
 percentage amounts)                    Amount   Rate   Amount  Rate   Amount   Rate
 -----------------------------------------------------------------------------------
   Federal tax at statutory
    rate                                $3,380   34.0%  $1,986  34.0%  $4,020   34.2%

   State income taxes, net of
    federal tax benefits                   610   6.1%      354   6.0%     712    6.0%

   Federal dividend exclusion               (6) (0.1)%     (23) (0.4%)    (71)  (0.6)%
                                        -------------   ------------   -------------
                                        $3,984  40.0%   $2,317  39.7%  $4,661   39.6%
                                        -------------   ------------   -------------
                                        -------------   ------------   -------------

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

   All leases and subleases with an initial term greater than one year are accounted for under SFAS 13, "Accounting for Leases". These leases are classified as either capital leases, operating leases or subleases, as appropriate.

   Assets Under Capital Leases: Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease. Contingent rentals associated with capital leases in 1997, 1996 and 1995 were $107,000, $110,000 and $109,000, respectively, and accordingly have been charged to expense as incurred. Following is an analysis of assets under capital leases:


   ------------------------------------------------------------------------------
   (in thousands)                    January 3, 1998            December 28, 1996
   ------------------------------------------------------------------------------
   Buildings:
   Cost                                    $3,058                     $3,058
   Accumulated amortization                (1,957)                    (1,844)
                                       -------------               -------------
                                           $1,101                     $1,214
                                       -------------               -------------
                                       -------------               -------------


   Also, included in property for sublease are two properties classified as capital leases with aggregate net book values of $1,372,000 and $1,435,000 as of the end of 1997 and 1996, respectively.

   Future minimum lease payments for the above assets under capital leases at January 3, 1998 are as follows:

   ---------------------------------------------------------------
   (in thousands)
   ---------------------------------------------------------------
   1998                                                   $  637
   1999                                                      637
   2000                                                      637
   2001                                                      637
   2002                                                      637
   Remainder                                               2,757
                                                   -------------
   Total minimum obligations                              $5,942
   Executory costs                                           (46)
                                                   -------------
   Net minimum obligations                                 5,896
   Interest                                               (2,318)
                                                   -------------
   Present value of net minimum obligations                3,578
   Current portions                                         (230)
                                                   -------------
   Long-term obligations at January 3, 1998               $3,348
                                                   -------------
                                                   -------------


   Minimum capital lease obligations have not been reduced by related minimum future sublease rentals of $2,590,000.

   Executory costs include such items as property taxes and insurance.

   Operating Leases and Subleases: Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at January 3, 1998 are as follows:

---------------------------------------------------------------------
                                              Deduct       Net
                                             Sublease     Rental
   (in thousands)               Commitments  Rentals   Commitments
---------------------------------------------------------------------
   1998                           $4,096       $456      $3,640
   1999                            4,102        469       3,633
   2000                            3,967        464       3,503
   2001                            3,826        382       3,444
   2002                            3,756        330       3,426
   Remainder                      47,961      3,848      44,113
                                --------   --------    --------
                                 $67,708     $5,949     $61,759
                                --------   --------    --------
                                --------   --------    --------

   Rent expense under operating leases is as follows:

---------------------------------------------------------------------
   (in thousands)                   1997       1996       1995
---------------------------------------------------------------------
   Minimum rent                   $4,361     $4,300      $4,484
   Contingent rent                 1,192        972       1,103
                                --------   --------    --------
                                   5,553      5,272       5,587
   Sublease rentals                 (975)      (798)     (1,450)
                                --------   --------    --------
                                  $4,578     $4,474      $4,137
                                --------   --------    --------
                                --------   --------    --------

12.  Related Party Transactions:

   At January 3, 1998, the Company held two notes receivable with balances totaling $255,000 from an officer/director of the Company. These notes arose from transactions in 1979 and 1980 whereby the Company loaned the officer/director money to purchase an aggregate of 200,000 shares of the Company's Class A common stock at the then fair market value. These notes, which bear interest at the rate of 6% per annum, mature on December 31, 2003 with principal payments of $40,000 due annually prior thereto. If the officer's employment is terminated prior to January 1, 2004, the unpaid portion of the two notes would be forgiven. The loans are collateralized by 180,000 shares of Class B common stock. The receivable is shown on the balance sheets as a reduction in stockholder's equity.

13.  Commitments and Contingent Liabilities:

   The Company has an employment agreement with a key executive officer which expires on January 1, 2004. In addition to a base salary, the agreement provides for a bonus based on pre-tax earnings. No maximum compensation limit exists. The compensation expensed in 1997, 1996 and 1995 was approximately $1,020,000, $673,000 and $910,000, respectively.

   The Company is contingently liable as a guarantor of certain leases which it has either assigned or subleased. Any liability arising as a result of these guarantees would have no significant effect on either the Company's results of operations or consolidated financial position of the Company.

   The Company and its subsidiaries are subject to a myriad of environmental laws and regulations regarding air, water and land use, and the use, storage and disposal of hazardous materials. The Company believes it substantially complies, and has in the past substantially complied, with federal, state, and local environmental laws and regulations. However, a claim has been made against the Company in connection with real property previously leased by a subsidiary of the Company by the current owner of such property. The Company has been asked to pay for a portion of the cost of remediation of hazardous substances allegedly existing on such properties. The Company cannot at this time estimate the expense it ultimately may incur in connection with the claim, however, it believes such expense, or expenses related to violations which may occur in the future, will not have a material impact on the Company's results of operations or consolidated financial position.

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

   The purchase price and the gain were subject to adjustment after resolution of disputes between AMG Holdings and the Purchaser concerning the assets and liabilities transferred to the Purchaser. In March 1997, the Company received notice of a decision rendered in the arbitration proceedings relating to the sale in 1993 of its communication equipment business to Danka Business Systems PLC. The arbitrators upheld Arden's claim for approximately $2,200,000 and awarded Danka on its counterclaims approximately $4,065,000. As a result of this decision, the Company paid Danka approximately $1,865,000 in April 1997.

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

                 ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

                -----------------------------------------------

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


(In Thousands, Except Per Share Data)

--------------------------------------------------------------------------------------------------------------------------
                              Continuing Operations                    Discontinued Operations
                   ---------------------------------------------     ---------------------------

                               Gross                     Income                       Loss          Net       Net Income
 Quarter            Sales      Profit      Income      Per Share(2)      Loss       Per Share      Income      Per Share(2)
--------------------------------------------------------------------------------------------------------------------------
 1995
     First         $59,941     $23,209     $1,425         $1.08                                    $1,425         $1.08
     Second         60,317      23,742      2,246          1.71                                     2,246          1.71
     Third          60,968      23,787      1,801          1.37                                     1,801          1.37
     Fourth         61,736      24,315      1,639          1.31                                     1,639          1.31
--------------------------------------------------------------------------------------------------------------------------
 1996
     First         $60,616     $23,646     $  134        $  .12                                    $  134         $ .12
     Second         62,864      24,649        895           .81                                       895           .81
     Third          62,891      24,855      1,485          1.34        $ (311)     $  (.28)         1,174          1.06
     Fourth         65,648      26,017      1,465          1.32          (145)        (.13)         1,320          1.19

--------------------------------------------------------------------------------------------------------------------------
 1997
     First         $64,961     $25,547     $1,785         $1.61       $(2,695)      $(2.43)       $  (910)        $(.82)
     Second         65,360      26,341      2,292          2.07           (43)        (.04)         2,249          2.03
     Third          65,897      26,445      2,349          2.29                                     2,349          2.29
     Fourth (1)     78,136      31,655      2,271          2.53                                     2,271          2.53

--------------------------------------------------------------------------------------------------------------------------

Earnings per share is calculated on the weighted average outstanding shares in the quarter.

(1) The fourth quarter of 1997 was a 14 week quarter compared to 13 weeks in the fourth quarters of 1996 and 1995.

(2) The cumulative net income per share of the four quarters in 1997 will not equal the net income per share for the year due to the Class A Common Stock repurchase in the third quarter of 1997.

                 ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

                -----------------------------------------------

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

4.1.1 First Supplemental Indenture dated as of November 7, 1978, to Indenture which is Exhibit 4.1, filed as Exhibit 7 to the Annual Report on Form 10-
      K of Arden Group, Inc. for the fiscal year ended December 30, 1978 and incorporated herein by reference.

4.1.2 Second Supplemental Indenture dated as of November 7, 1978, to Indenture which is Exhibit 4.1, filed as Exhibit 8 to the Annual Report on Form 10-
      K of Arden Group, Inc. for the fiscal year ended December 30, 1978 and incorporated herein by reference.

4.1.3 Third Supplemental Indenture dated April 24, 1981, to Indenture which is
      Exhibit 4.1, filed as Exhibit 4.2.3 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended April 4, 1981 and incorporated herein by reference.

4.2 Loan Agreement dated December 23, 1993, as amended by a Second Amendment thereto dated December 20, 1995, a Third Amendment thereto dated December
      18, 1996 and a Fourth Amendment thereto dated January 13, 1997, between
      Arden Group, Inc. and Union Bank. [filed as Exhibit 4.2 to the Annual
      Report on Form 10-K of Arden Group, Inc. for the fiscal year ended
      December 28, 1996 and incorporated herein by reference.]

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

10.9* Second Amendment to Employment Agreement as of January 1, 1997 by and between Arden Group, Inc., Arden-Mayfair, Inc., AMG Holdings, Inc. and
       Gelson's Markets and Bernard Briskin.

10.10* Modification and Fifth Extension Agreement as of January 1, 1997 regarding promissory notes held by the Registrant between Arden Group, Inc. and Bernard Briskin.

21.    Subsidiaries of Registrant.

27.    Financial Data Schedules.

* Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report.

                                         47