Form 10-Q
period 1998-04-04
ARDEN GROUP INC
filed 1998-05-18
CIK 225051

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     ----------

                                     FORM  10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 1998
                               -------------


                                         OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                           Commission file number 0-9904
                                                  ------

                                   ARDEN GROUP, INC.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

       Delaware                                                  95-3163136
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

2020 South Central Avenue, Compton, California                      90220
----------------------------------------------                    ----------
  (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code              (310) 638-2842
                                                                --------------

                                     No Change
--------------------------------------------------------------------------------
    Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.    Yes  X   No
                                                   ---     ---

The number of shares outstanding of the registrant's classes of common stock as of April 4, 1998 was:

                        554,134 of Class A common stock
                        342,246 of Class B common stock

This report contains a total of 12 pages including exhibits.

                           PART I.  FINANCIAL INFORMATION

                   ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                   ----------------------------------------------
                                   BALANCE SHEETS


(In Thousands)
------------------------------------------------------------------------------------
ASSETS                                              April 4, 1998    January 3, 1998
------------------------------------------------------------------------------------
Current assets:
 Cash                                                  $  8,969          $  7,099
 Marketable securities                                   15,930            15,623
 Accounts and notes receivable, net                       7,408             6,310
 Inventories                                             10,909            11,552
 Other current assets                                     1,370             1,626
------------------------------------------------------------------------------------
    Total current assets                                 44,586            42,210

Property for resale or sublease                           1,371             4,051
Property, plant and equipment, at cost,
 less accumulated depreciation and
 amortization of $30,981 and $29,879, respectively       38,756            39,163
Other assets                                              2,600             2,702
------------------------------------------------------------------------------------
    Total assets                                        $87,313           $88,126
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------
Current liabilities:
 Accounts payable, trade                                $10,868           $14,434
 Other current liabilities                               12,798            12,409
 Current portion of long-term debt                        1,408             1,469
------------------------------------------------------------------------------------
    Total current liabilities                            25,074            28,312

Long-term debt                                            7,338             7,663
Deferred income taxes                                     2,538             2,430
Other liabilities                                         1,441             1,461
------------------------------------------------------------------------------------
    Total liabilities                                    36,391            39,866
------------------------------------------------------------------------------------
Commitments and contingent liabilities

Stockholders' equity:
 Common stock, Class A                                      223               223
 Common stock, Class B                                       86                86
 Capital surplus                                          4,793             4,793
 Notes receivable from officer/director                    (255)             (255)
 Unrealized gain on available-for-sale securities           740               416
 Retained earnings                                       49,088            46,750
------------------------------------------------------------------------------------
                                                         54,675            52,013
 Less, treasury stock, at cost                            3,753             3,753
------------------------------------------------------------------------------------
    Total stockholders' equity                           50,922            48,260
------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity          $87,313           $88,126
------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                     ---------------------------------------------
                   STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Data)
----------------------------------------------------------------------------------------------------
                                                                          THIRTEEN WEEKS ENDED
                                                                      April 4, 1998   March 29, 1997
----------------------------------------------------------------------------------------------------
Sales                                                                    $70,294        $64,961

Cost of sales                                                             42,080         39,414
----------------------------------------------------------------------------------------------------

    Gross profit                                                          28,214         25,547

Delivery, selling, general and administrative expenses                    24,249         22,815
----------------------------------------------------------------------------------------------------

    Operating income                                                       3,965          2,732

Interest and dividend income                                                 245            375

Other income (expense), net                                                 (125)            (5)

Interest expense                                                            (201)          (172)
----------------------------------------------------------------------------------------------------
  Income from continuing operations, before income taxes                   3,884          2,930

Income tax provision                                                       1,546          1,145
----------------------------------------------------------------------------------------------------

  Income from continuing operations, net of income taxes                   2,338          1,785

Loss from discontinued operations, net of income
  tax benefits of $1,577                                                                 (2,695)
----------------------------------------------------------------------------------------------------

    Net income (loss)                                                     $2,338          $(910)
                                                                          ------          ------
----------------------------------------------------------------------------------------------------

Other comprehensive income (loss), net of tax:

 Unrealized gain (loss) from available-for-sale securities:

   Unrealized holding gains (losses) arising during the period               258            (78)

   Reclassification adjustment for (gains) losses included
     in net income (loss)                                                     66            (80)
----------------------------------------------------------------------------------------------------
 Net unrealized gain (loss), net of income tax expense (benefits)
   of $216 and ($105), respectively                                          324           (158)
----------------------------------------------------------------------------------------------------

    Comprehensive income (loss)                                           $2,662        $(1,068)
                                                                          ------        --------
                                                                          ------        --------
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

Basic net income (loss) per common share:

 Income from continuing operations                                         $2.61          $1.61

 Loss from discontinued operations                                                        (2.43)
----------------------------------------------------------------------------------------------------

    Net income (loss)                                                      $2.61         $ (.82)
----------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                               896,380      1,108,999
----------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                  ---------------------------------------------
                            STATEMENTS OF CASH FLOWS


(In Thousands)
----------------------------------------------------------------------------------------------------
                                                                           THIRTEEN WEEKS ENDED
                                                                      April 4, 1998   March 29, 1997
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Cash received from customers                                           $71,317        $65,440
  Cash paid to suppliers and employees                                   (68,596)       (62,018)
  Purchases/sales of trading securities, net                                             (1,211)
  Interest and dividends received                                            248            392
  Interest paid                                                             (217)          (151)
  Income taxes refunded                                                       14              5
----------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                             2,766          2,457
----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                                      (682)          (784)
  Transfer to discontinued operations                                                      (207)
  Purchases of available-for-sale securities                                (134)        (2,636)
  Sales of available-for-sale securities                                     250          1,380
  Proceeds from the sale of property, plant and
    equipment                                                                 56            146
  Payments received on notes from the sale of
    property, plant and equipment                                                            56
----------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                  (510)        (2,045)
----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Principal payments on long-term debt                                      (330)          (175)
  Principal payments under capital lease obligations                         (56)           (50)
  Loan payments from officer/director                                                        74
----------------------------------------------------------------------------------------------------
     Net cash used in financing activities                                  (386)          (151)
----------------------------------------------------------------------------------------------------
Net increase in cash                                                     $ 1,870        $   261

Cash at beginning of year                                                  7,099          5,473
----------------------------------------------------------------------------------------------------
Cash at end of year                                                      $ 8,969        $ 5,734
----------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


(In Thousands)
------------------------------------------------------------------------------------------
                                                                 THIRTEEN WEEKS ENDED
                                                            April 4, 1998   March 29, 1997
------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
Net income (loss)                                               $2,338         $ (910)

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Loss from discontinued operations                                           2,695
    Depreciation and amortization                                1,418          1,233
    Unrealized loss on trading securities                                         201
    Provision for losses on accounts and
      notes receivable                                             23             30
    Deferred income taxes                                        (108)          (361)
    Net gain from the disposal of property, plant
      and equipment                                              (451)           (58)
    Realized loss (gains) on marketable securities, net           117           (221)


  Change in assets and liabilities net of effects from investment and financing activities:

  (Increase) decrease in assets:
    Marketable securities                                                      (1,198)
    Accounts and notes receivable                                1,641          1,732
    Inventories                                                    643            938
    Other current assets                                           256            (46)
    Other assets                                                    86            200

  Increase (decrease) in liabilities:
    Accounts payable and other accrued expenses                 (3,177)        (1,524)
    Other liabilities                                              (20)          (254)
------------------------------------------------------------------------------------------
Net cash provided by operating activities                       $2,766         $2,457
------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
                  ---------------------------------------------
                           NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements of Arden Group, Inc. (the "Company") include the accounts of the Company and its direct and indirect subsidiaries. Intercompany balances and transactions are eliminated. The Company operates exclusively in the supermarket business.

     The accompanying consolidated financial statements for the three months ended April 4, 1998 and March 29, 1997 have been prepared in accordance with generally accepted accounting principles ("GAAP"). These financial statements have not been audited by independent public accountants but include all adjustments, which in the opinion of management of the Company, are necessary for a fair presentation of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of January 3, 1998 has been derived from audited financial statements and, accordingly, does not include all disclosures required by GAAP as permitted by interim reporting requirements. The results of operations for the three months ended
     April 4, 1998 are not necessarily indicative of the results to be expected for the full year ending January 2, 1999.

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

4.   NET INCOME PER COMMON SHARE:

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", was adopted in the fourth quarter of 1997 and supersedes the Company's previous standards for computing net income per share under Accounting Principles Board Opinion No. 15. The new standard requires dual presentation of net income per common share and net income per common share assuming dilution on the face of the income statement. Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. The Company does not have any dilutive shares for the periods presented in the statements of operations. The financial statements present basic net income per share.

5.   COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income", was adopted during the first quarter of 1998. The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes unrealized gains and losses on debt and equity securities classified as available-for-sale that is currently presented as a component of stockholders' equity.

6.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of
     an Enterprise and Related Information".   The standard requires that
     companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The new rules will be effective for the 1998 fiscal year. Abbreviated quarterly disclosure will be required beginning first quarter of 1999, with both 1999 and 1998 information. The Company does not believe that the new standard will have a material impact on its reporting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


FIRST QUARTER ANALYSIS

During the first quarter of 1998, the Company had net income of $2,338,000 compared to net loss of ($910,000) during the first quarter of 1997. Pretax income from continuing operations was $3,884,000 for the first quarter of 1998 compared to $2,930,000 for the first quarter of 1997.

During the first quarter of 1998, the Company's operating income was $3,965,000 compared to operating income of $2,732,000 during the first quarter of 1997.

Sales from the Company's 13 supermarkets in the greater Los Angeles area (12 of which were operating in the first quarter of 1997) were $70,294,000 in the first quarter of 1998, an increase of 8.2% from the first quarter of 1997, when sales were $64,961,000. Same store sales increased 5.2% in 1998 compared to the prior year. Sales associated with Easter occurred in the second quarter of 1998 versus the first quarter of 1997. The increase in sales is due to a number of factors including a more robust economy in Southern California and the effect of product pricing decisions. In November 1997, the Company opened a Gelson's Market in Northridge, California, the sales of which are significantly below management's projections. Sales at Northridge are expected to improve as construction activity is completed in the shopping center and additional tenants occupy the center's vacant space, although there are no assurances that full occupancy of the center will increase store sales to acceptable levels. The foregoing statement is a forward looking statement and actual future sales are dependent on a number of factors which may or may not occur including, among others, the timing and completion of construction activity, the timing and occupancy of the other tenant spaces, the success of the other tenants and competition from other supermarkets in the trade area.

The Company's gross profit from supermarket operations as a percentage of sales was 40.1% in the first quarter of 1998 compared to 39.3% in the same period of 1997. Added controls over product costs and increased volume rebates, buying and promotional allowances were factors in increasing margins. Also, the sales mix in 1998 favored higher gross margin categories than in 1997.

Delivery, selling, general and administrative ("DSG&A") expenses for supermarket operations as a percentage of sales were 34.5% in the first quarter of 1998
compared to 35.1% the first quarter of 1997.   Included in DSG&A in 1998 is a
$437,000 gain on the sale of the Company's Santa Barbara property.

Interest and dividend income was $245,000 in the first quarter of 1998 compared to $375,000 for the same period in 1997 primarily due to lower average levels of interest bearing investments in 1998 compared to 1997.

Interest expense was $201,000 in the first quarter of 1998 compared to $172,000 in the first quarter of 1997 due to higher average levels of fixture financing debt.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


Other income (expense) includes gains (losses) on the sale of marketable securities of ($117,000) and $208,000 in the first quarters of 1998 and 1997, respectively.

Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders' equity. Unrealized gains on available-for-sale securities were $324,000 (net of income tax expense of $216,000) compared to an unrealized loss of $158,000 (net of income tax benefits of $105,000) in the first quarter of 1997.

Basic net income per share from continuing operations increased due to increased income from continuing operations for the period, as well as from a reduction in the weighted average shares outstanding due to the purchase of 212,619 shares of Class A common stock in August 1997.


CAPITAL EXPENDITURES/LIQUIDITY

The Company plans to utilize cash-on-hand (including marketable securities) and cash flow from operations to fund capital expenditures in 1998. Additionally, the Company has a term loan line of credit totaling $10,000,000 to finance store fixtures and equipment. At the end of the first quarter of 1998, the outstanding borrowed balance on the line was $3,842,000.

The Company also has two revolving lines of credit totaling $12,000,000. There were no outstanding balances against either of the revolving lines as of April 4, 1998.

After extensive site, demographic and competitive analysis the Company decided not to enter the Santa Barbara marketplace and, in the first quarter of 1998, sold the property it purchased in 1996 for $3,100,000 and recognized a pretax
gain of approximately $437,000.   In 1996, the Company entered into an option to
lease on a long-term basis a property on which a new Gelson's market would be built, the development and opening of which is subject to, among other things, the Company's due diligence, receipt of necessary governmental approvals and the developer fulfilling certain conditions.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Recently issued accounting standards are described in Note 6 of Notes to Financial Statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                            PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 27 - Financial Data Schedules

(b)  Reports on Form 8-K:

     None.










                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ARDEN GROUP, INC.
                                      -----------------------------------------
                                                   Registrant



Date   May 18, 1998                             ERNEST T. KLINGER
     -----------------                -----------------------------------------
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


27.  Financial Data Schedules.