Form 10-Q
period 1998-07-04
ARDEN GROUP INC
filed 1998-08-17
CIK 225051

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    ------------

                                     FORM  10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----  EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 1998

                                         OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------   ----------------

                           Commission file number 0-9904
                                                 -------

                                  ARDEN GROUP, INC.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

          Delaware                                   95-3163136
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

2020 South Central Avenue, Compton, California                   90220
----------------------------------------------                ------------
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code       (310) 638-2842
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

The number of shares outstanding of the registrant's classes of common stock as of July 15, 1998 was:


                        2,216,488 of Class A common stock
                        1,368,984 of Class B common stock


This report contains a total of 18 pages including exhibits.

                             PART I.  FINANCIAL INFORMATION

                     ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
            -----------------------------------------------------------

                                     BALANCE SHEETS


(In Thousands)
-----------------------------------------------------------------------------------------

ASSETS                                                   July 4, 1998     January 3, 1998

-----------------------------------------------------------------------------------------
Current assets:
    Cash                                                  $  12,838          $   7,099
    Marketable securities                                    16,219             15,623
    Accounts and notes receivable, net                        6,244              6,310
    Inventories                                              10,208             11,552
    Other current assets                                      1,121              1,626
-----------------------------------------------------------------------------------------
        Total current assets                                  46,630            42,210

Property for resale or sublease                                1,359             4,051
Property, plant and equipment, at cost, less
   accumulated depreciation and amortization of
   $31,602 and $29,879, respectively                          38,409            39,163
Other assets                                                   2,623             2,702
-----------------------------------------------------------------------------------------
       Total assets                                        $  89,021        $   88,126
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------
Current liabilities:
    Accounts payable, trade                                $  10,996        $   14,434
    Other current liabilities                                 12,380            12,409
    Current portion of long-term debt                          1,371             1,469
-----------------------------------------------------------------------------------------
         Total current liabilities                            24,747            28,312

Long-term debt                                                 6,984             7,663
Deferred income taxes                                          2,760             2,430
Other liabilities                                              1,475             1,461
-----------------------------------------------------------------------------------------
         Total liabilities                                    35,966            39,866
-----------------------------------------------------------------------------------------
Commitments and contingent liabilities

Stockholders' equity:

    Common stock, Class A                                        894               894
    Common stock, Class B                                        342               342
    Capital surplus                                            3,866             3,866
    Notes receivable from officer/director                      (255)             (255)
    Unrealized gain on available-for-sale securities             734               416
    Retained earnings                                         51,227            46,750
-----------------------------------------------------------------------------------------
                                                              56,808            52,013
    Less, treasury stock, at cost                              3,753             3,753
-----------------------------------------------------------------------------------------
         Total stockholders' equity                           53,055            48,260
-----------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity        $  89,021         $  88,126
-----------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
              -------------------------------------------------------

                  STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


(In Thousands, Except Share and Per Share Data)
-------------------------------------------------------------------------------------------------------------------------------
                                                                          Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                                                       -------------------------   ----------------------------
                                                                         July 4,      June 28,         July 4,       June 28,
                                                                          1998           1997           1998           1997
-------------------------------------------------------------------------------------------------------------------------------
Sales                                                                    $72,862        $65,360       $143,156       $130,321
Cost of sales                                                             43,254         39,019         85,334         78,433
-------------------------------------------------------------------------------------------------------------------------------
     Gross profit                                                         29,608         26,341         57,822         51,888
Delivery, selling, general and administrative expenses                    26,322         23,000         50,571         45,815
-------------------------------------------------------------------------------------------------------------------------------
     Operating income                                                      3,286          3,341          7,251          6,073
Interest and dividend income                                                 347            396            592            771
Other income (expense), net                                                  110            194            (15)           189
Interest expense                                                            (189)          (165)          (390)          (337)
-------------------------------------------------------------------------------------------------------------------------------
     Income from continuing operations, before income taxes                3,554          3,766          7,438          6,696
Income tax provision                                                       1,415          1,474          2,961          2,619
-------------------------------------------------------------------------------------------------------------------------------
     Income from continuing operations, net of income taxes                2,139          2,292          4,477          4,077
Loss from discontinued operations, net of income
  tax benefits of $25 and $1,602, respectively                                              (43)                       (2,738)
-------------------------------------------------------------------------------------------------------------------------------
     Net income                                                           $2,139         $2,249         $4,477         $1,339
-------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax:

  Unrealized gain (loss) from available-for-sale securities:
     Unrealized holding gains (losses) arising during the period              (6)           349            252            271
     Reclassification adjustment for gains (losses) included
       in net income                                                                                        66            (80)
-------------------------------------------------------------------------------------------------------------------------------
  Net unrealized gain (loss), net of income tax expense (benefits)
     of $(3) and $213 for 1998 and $230 and $125 for 1997,
     respectively                                                             (6)           349            318            191
-------------------------------------------------------------------------------------------------------------------------------
     Comprehensive income                                                 $2,133         $2,598         $4,795         $1,530
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Basic net income per common share:
  Income from continuing operations                                         $.60           $.52          $1.25           $.92
  Loss from discontinued operations                                                       ( .01)                         (.62)
-------------------------------------------------------------------------------------------------------------------------------
  Net income                                                                $.60           $.51          $1.25           $.30
-------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                             3,585,472      4,435,948      3,585,472      4,435,948
-------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

                -----------------------------------------------

                           STATEMENTS OF CASH FLOWS


(In Thousands)
-------------------------------------------------------------------------------------------------
                                                                       Twenty-Six Weeks Ended
                                                                       ----------------------
                                                                 July 4, 1998       June 28, 1997
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Cash received from customers                                     $144,102            $131,033
  Cash paid to suppliers and employees                             (135,286)           (123,240)
  Sales/(purchases) of trading securities, net                                           (1,239)
  Interest and dividends received                                       587                 782
  Interest paid                                                        (382)               (316)
  Income taxes paid                                                  (3,537)             (1,963)
-------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                        5,484               5,057
-------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                               (2,036)             (1,902)
  Transfer to discontinued operations                                                    (2,540)
  Purchases of available-for-sale securities                           (316)             (2,819)
  Sales of available-for-sale securities                                250               1,380
  Proceeds from the sale of property, plant and
     equipment                                                        3,132                 207
  Payments received on notes from the sale of
     property, plant and equipment                                                           56
-------------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities              1,030              (5,618)
-------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Principal payments on long-term debt                                 (640)               (367)
  Principal payments under capital lease obligations                   (112)               (100)
  Loan payments from officer/director                                                        74
  Purchase of Company debentures                                        (23)
-------------------------------------------------------------------------------------------------
     Net cash used in financing activities                             (775)               (393)
-------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                       5,739                (954)
Cash at beginning of year                                             7,099               5,473
-------------------------------------------------------------------------------------------------
Cash at end of quarter                                              $12,838              $4,519
-------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


(In Thousands)
-------------------------------------------------------------------------------------------------------
                                                                       Twenty-Six Weeks Ended
                                                                -----------------------------------
                                                                 July 4, 1998        June 28, 1997
-------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:

Net income                                                         $  4,477             $  1,339

Adjustments to reconcile net income to net cash
  provided by operating activities:
     Loss from discontinued operations                                                     2,738
     Depreciation and amortization                                    2,812                2,483
     Unrealized loss on trading securities                                                    60
     Provision for losses on accounts and
       notes receivable                                                  46                   54
     Deferred income taxes                                              117                 (502)
     Net gain from the disposal of property, plant
       and equipment                                                   (447)                 (86)
     Realized loss (gain) on marketable securities, net                   1                 (221)
     Gain on purchase of 7% debentures                                   (2)

  Change in assets and liabilities net of effects from investment and financing activities:

  (Increase) decrease in assets:
     Marketable securities                                                                (1,263)
     Accounts and notes receivable                                       35                1,574
     Inventories                                                      1,344                1,007
     Other current assets                                               505                  296
     Other assets                                                        49                  160

  Increase (decrease) in liabilities:
     Accounts payable and other accrued expenses                     (3,467)              (2,314)
     Other liabilities                                                   14                 (268)
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                          $  5,484             $  5,057
-------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
            -----------------------------------------------------------

                           NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of Arden Group, Inc. (the "Company") include the accounts of the Company and its direct and indirect subsidiaries. Intercompany balances and transactions are eliminated. The Company operates exclusively in the supermarket business.

     The accompanying consolidated financial statements for the three and six months ended July 4, 1998 and June 28, 1997 have been prepared in accordance with generally accepted accounting principles ("GAAP").
     These financial statements have not been audited by independent public accountants but include all adjustments, which in the opinion of management of the Company, are necessary for a fair presentation of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of January 3, 1998 has been derived from audited financial statements and, accordingly, does not include all disclosures required by GAAP as permitted by interim reporting requirements. The results of operations for the three and six months ended July 4, 1998 are not necessarily indicative of the results to be expected for the full year ending January 2, 1999.

     Certain prior year amounts have been reclassified to conform to current year presentation.

2.   MARKETABLE SECURITIES

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

3.   ARBITRATION AWARD

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

4.   NET INCOME PER COMMON SHARE

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," was adopted in the fourth quarter of 1997 and supersedes the Company's previous standards for computing net income per share under Accounting Principles Board Opinion No. 15. The new standard requires dual presentation of net income per common share and net income per common share assuming dilution on the face of the income statement.
     Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. The Company does not have any dilutive shares for the periods presented in the statements of operations. The financial statements present basic net income per share.

     A four-for-one stock split of each class of the Company's common stock in the form of a stock dividend was distributed on July 15, 1998 to holders of record on June 29, 1998. Stockholders received three additional shares of Class A common stock ("Class A") for each share of Class A held and three additional shares of Class B common stock ("Class B") for each share of Class B held. The stock split allowed the Company to maintain compliance with the public float requirements for continued listing on the Nasdaq National Market System. Common stock, capital surplus, and all share and per share data has been restated to reflect the stock split.

5.   COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income," was adopted during the first quarter of 1998. The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes unrealized gains and losses on debt and equity securities classified as available-for-sale that is currently presented as a component of stockholders' equity.

6.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The new rules will be effective for the 1998 fiscal year. Abbreviated quarterly disclosure will be required beginning in the first quarter of 1999, with both 1999 and 1998 information. The Company does not believe that the new standard will have a material impact on its reporting.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2000. The Company does not believe that the new standard will have a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER ANALYSIS

During the second quarter of 1998, the Company had net income of $2,139,000 compared to net income of $2,249,000 during the second quarter of 1997. Pretax income from continuing operations was $3,554,000 for the second quarter of 1998 compared to $3,766,000 for the second quarter of 1997.

During the second quarter of 1998, the Company's operating income was $3,286,000 compared to operating income of $3,341,000 during the second quarter of 1997.

Sales from the Company's 13 supermarkets in the greater Los Angeles area (12 of which were operating in the second quarter of 1997) were $72,862,000 in the second quarter of 1998, an increase of 11.5% from the second quarter of 1997, when sales were $65,360,000. Same store sales increased 8.1% in 1998 compared to the prior year. Sales associated with Easter and the 4th of July occurred in the second quarter of 1998 versus the first and third quarters of 1997, respectively. The increase in sales is due to a number of factors including a more robust economy in Southern California and the effect of product pricing decisions. In November 1997, the Company opened a Gelson's Market in Northridge, California, and although the Company is encouraged by the sales increases since the store opened, they are still below management's projections. Sales at Northridge are expected to improve as construction activity is completed in the shopping center and additional tenants occupy the center's vacant space, although there are no assurances that either of these events will increase store sales to acceptable levels. The foregoing statement is a forward looking statement and actual future sales are dependent on a number of factors which may or may not occur including, among others, the timing and completion of construction activity, the timing and occupancy of the other tenant spaces, the success of the other tenants and competition from other supermarkets in the trade area.

The Company's gross profit from supermarket operations as a percentage of sales was 40.6% in the second quarter of 1998 compared to 40.3% in the same period of 1997. Added controls over product costs, product pricing decisions and increased volume rebates, buying and promotional allowances were factors in increasing margins. Also, the sales mix in 1998 favored higher gross margin categories than in 1997.

Delivery, selling, general and administrative ("DSG&A") expenses for supermarket operations as a percentage of sales were 36.1% in the second quarter of 1998 compared to 35.2% in the same period of 1997. 1998 expense as a percent of sales is higher due, in part, to the reinstatement in April 1998 of a monthly union pension contribution of $245,000 which was not in effect in 1997 and the opening of the Gelson's market in Northridge, California in November 1997, as described above. These additional costs were partially mitigated by the Company's continued cost containment efforts. DSG&A in the second quarter of 1998, also reflects a net reserve of approximately $200,000 as part of a proposed settlement agreement, which is being finalized, related to the cost of remediation of hazardous substances allegedly existing on property previously leased by the Company. Although the actual settlement amount may vary from the amount reserved, it is not anticipated that any future costs relating to this property will have an adverse material effect on the results of operations or financial conditions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Interest and dividend income was $347,000 in the second quarter of 1998 compared to $396,000 for the same period in 1997 primarily due to interest bearing investments being at lower average levels in 1998 compared to 1997.

Interest expense was $189,000 in the second quarter of 1998 compared to $165,000 in the second quarter of 1997 due to higher average levels of fixture financing debt.

Other income (expense) includes gains (losses) realized on investments in marketable securities of $116,000 and $63,000 in the second quarters of 1998 and 1997, respectively.

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders' equity. Unrealized losses on available-for-sale securities were $6,000 (net of income tax benefits of $3,000) compared to an unrealized gain of $349,000 (net of income tax expense of $230,000) in the second quarter of 1997.

Basic net income per share from continuing operations for the current and prior years has been restated to reflect the effect of the Company's four-for-one stock split on July 15, 1998. The increase in basic net income per share from continuing operations occurred due to a reduction in weighted average shares outstanding as a result of the Company's purchase of 212,619 shares (before the stock split) of Class A common stock in August 1997.

YEAR-TO-DATE ANALYSIS

During the first six months of 1998, the Company had net income of $4,477,000 compared to net income of $1,339,000 during the first six months of 1997. Pretax income from continuing operations was $7,438,000 for the first six months of 1998 compared to $6,696,000 for the first six months of 1997.

During the first six months of 1998, the Company's operating income was $7,251,000 compared to operating income of $6,073,000 during the first six months of 1997.

Sales from the Company's 13 supermarkets in the greater Los Angeles area (12 of which were operating in the first six months of 1997) were $143,156,000 in the first six months of 1998, an increase of 9.8% from the first six months of 1997, when sales were $130,321,000. Same store sales increased 6.6% for the first six months in 1998 compared to the prior year. Sales associated with the 4th of July occurred in the first six months of 1998 versus the third quarter of 1997. The increase in sales is due to a number of factors including a more robust economy in Southern California and the effect of product pricing decisions. In November 1997, the Company opened a Gelson's Market in Northridge, California, and although the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Company is encouraged by the sales increases since the store opened, they are still below management's projections. Sales at Northridge are expected to improve as construction activity is completed in the shopping center and additional tenants occupy the center's vacant space, although there are no assurances that either of these events will increase store sales to acceptable levels. The foregoing statement is a forward looking statement and actual future sales are dependent on a number of factors which may or may not occur including, among others, the timing and completion of construction activity, the timing and occupancy of the other tenant spaces, the success of the other tenants and competition from other supermarkets in the trade area.

The Company's gross profit from supermarket operations as a percentage of sales was 40.4% in the first six months of 1998 compared to 39.8% in the same period of 1997. Added controls over product costs, product pricing decisions and increased volume rebates, buying and promotional allowances were factors in increasing margins. Also, the sales mix in 1998 favored higher gross margin categories than in 1997.

DSG&A expenses for supermarket operations as a percentage of sales were 35.3% in the first six months of 1998 compared to 35.2% in the first six months of 1997. 1998 expense as a percent of sales is higher due, in part, to the reinstatement in April 1998 of a monthly union pension contribution of $245,000 which was not in effect in 1997 and the opening of the Gelson's market in Northridge, California in November 1997, as described above. These additional costs were partially mitigated by the Company's continued cost containment efforts and a $437,000 gain recognized in 1998 on the sale of the Company's Santa Barbara property. DSG&A in the first six months of 1998, also reflects a net reserve of approximately $200,000 as part of a proposed settlement agreement, which is being finalized, related to the cost of remediation of hazardous substances allegedly existing on property previously leased by the Company. Although the actual settlement amount may vary from the amount reserved, it is not anticipated that any future costs relating to this property will have an adverse material effect on the results of operations or financial conditions.

Interest and dividend income was $592,000 in the first six months of 1998 compared to $771,000 for the same period in 1997 primarily due to interest bearing investments being at lower average levels in 1998 compared to 1997.

Interest expense was $390,000 in the first six months of 1998 compared to $337,000 in the first six months of 1997 due to higher average levels of fixture financing debt.

Other income (expense) includes gains (losses) realized on investments in marketable securities of ($1,000) and $271,000 in the first six months of 1998 and 1997, respectively.

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders' equity. Unrealized gains on available-for-sale securities were $318,000 (net of income tax expense of $213,000) compared to an unrealized gain of $191,000 (net of income tax expense of $125,000) in the first six months of 1998 and 1997, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Basic net income per share from continuing operations for the current and prior years has been restated to reflect the effect of the Company's four-for-one stock split on July 15, 1998. The increase in basic net income per share from continuing operations occurred due to increased income from continuing operations for the period, as well as a reduction in weighted average shares outstanding as a result of the Company's purchase of 212,619 shares (before the stock split) of Class A common stock in August 1997.

CAPITAL EXPENDITURES/LIQUIDITY

The Company plans to utilize cash-on-hand (including marketable securities) and cash flow from operations to fund capital expenditures in 1998. Additionally, the Company has a term loan line of credit totaling $10,000,000 to finance store fixtures and equipment. As of July 4, 1998, the outstanding borrowed balance on the line was $3,579,000.

The Company also has two revolving lines of credit totaling $12,000,000. There were no outstanding balances against either of the revolving lines as of July 4, 1998.

The Company utilizes a significant number of computer software programs including proprietary software. To the extent the Company's software applications contain source codes that are unable to appropriately interpret the upcoming calendar Year 2000, some level of modification, or even possibly replacement of such applications, may be necessary. The Company has made an assessment of the impact of the Year 2000 issue on its internal operations and has developed a plan to bring its computer systems into compliance before the end of 1999. The plan addresses the modification or replacement of applications and operating systems to achieve timely Year 2000 compliance and also includes communication and analysis with outside vendors with whom the Company interfaces electronically. Although it is not possible to quantify the aggregate cost of such modifications, the Company does not anticipate the cost will have a material adverse impact on its financial position or results of operations. The foregoing statement relative to the Year 2000 is a forward looking statement and actual compliance may be affected by a number of factors which include the timing and compliance by the Company's outside vendors and suppliers (including its banking relations). The Company may be adversely affected if its vendors and service providers (including its banking relations) are unable to fully correct any Year 2000 problems they may have.

After extensive site, demographic and competitive analysis the Company decided not to enter the Santa Barbara marketplace and, in the first quarter of 1998, sold the property it purchased in 1996 for $3,100,000 and recognized
a pretax gain of approximately $437,000.   In the second quarter of 1998, the
Company executed a long-term lease agreement with a developer to build a new Gelson's market in Beverly Hills, California. The development and actual opening of the market is subject to, among other things, necessary governmental approvals and the developer fulfilling certain conditions.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Recently issued accounting standards are described in Note 6 of Notes to Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                            PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of Stockholders was held on June 17, 1998.

(b) Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominee for directors as listed in the Proxy Statement. One nominee was elected by Class A stockholders and two nominees were elected by Class B stockholders as follows:


                                                                 Votes
                                                                 -----
               Class A:   Dan Lembark
                              For                              486,157
                              Against                              415
                              Abstain                            2,791

               Class B:   Bernard Briskin
                              For                            3,411,140
                              Against                                0
                              Abstain                                0

               Class B:   John G. Danhakl
                              For                            3,411,140
                              Against                                0
                              Abstain                                0

     Continuing directors whose terms of office do not expire until 1999 or 2000 are:

                          Robert A. Davidow
                          Stuart Krieger
                          Ben Winters

(c) At the meeting, the bonus plan for Bernard Briskin was approved by the following votes:

                                      Class A Stock                   Class B Stock
                                      -------------                   -------------
                          For            476,645                        3,408,050
                          Against          7,592                               90
                          Abstain          5,126                            3,000

     An amendment to the Restated Certificate of Incorporation increasing the number of authorized shares of Class A Common Stock from 5,000,000 to 10,000,000 and the Class B Common Stock from 500,000 to 1,500,000 shares was approved by the following vote:

                                      Class A Stock                   Class B Stock
                                      -------------                   --------------
                          For            482,767                        3,411,140
                          Against          5,402                                0
                          Abstain          1,194                                0

     The selection of PricewaterhouseCoopers LLP independent public accountants, to audit the books, records and accounts of the Company and its consolidated subsidiaries for the 1998 fiscal year was approved by the following vote:

                                      Class A Stock                   Class B Stock
                                      -------------                   --------------
                          For            487,232                        3,411,140
                          Against          1,251                                0
                          Abstain            879                                0

     There were no broker non-votes.


ITEM 5.  OTHER INFORMATION

If a stockholder wishes to submit a proposal for consideration at the Company's 1999 Annual Meeting of Stockholders and have the proposal set forth in the Proxy Statement and form of Proxy for such meeting in accordance with Rule 14a-8 of the Securities and Exchange Commission, such proposal should be directed to and received by the Assistant Secretary of the Company by January 19, 1999. If a stockholder proposal is otherwise presented at the Company's 1999 Annual Meeting of Stockholders, proxies solicited by the Company for such Annual Meeting will confer upon the proxy holders discretionary authority to vote on any matter so presented at the meeting of which the Company did not have notice prior to April 4, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 27 - Financial Data Schedules

(b)  Reports on Form 8-K:

     1. The Company filed a Form 8-K on April 24, 1998. The Form 8-K reported under Item 5 "Other Events," a press release issued by the Company on April 23, 1998 stating that the Company received from the Nasdaq Stock Market an extension of time within which the Class A Common Stock of the Company must meet the new public float requirement for continued listing on the Nasdaq National Market System.

     2. The Company filed a Form 8-K on June 22, 1998. The Form 8-K reported under Item 5 "Other Events," a press release issued by the Company on June 17, 1998 (1) stating that, on such date, the Company's Board of Directors authorized a four-for-one stock split of each of the Company's Class A Common Stock and Class B Common Stock through the declaration of a stock dividend of three shares of Class A Common Stock for each share of Class A Common Stock, and three shares of Class B Common Stock for each share of Class B Common Stock, held by the stockholders of record at the close of business on June 29, 1998 and (2) reporting the results of the vote on the proposals considered at the Annual Meeting of Stockholders held on June 17, 1998.







                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ARDEN GROUP, INC.
                                    -------------------------------------------
                                                    Registrant



Date   August 17, 1998                           ERNEST T. KLINGER
    -----------------------         -------------------------------------------
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
