Form 10-Q
period 1998-10-03
ARDEN GROUP INC
filed 1998-11-17
CIK 225051

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-Q

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934


For the quarterly period ended October 3, 1998

                                       OR

------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______to ______

                          Commission file number 0-9904

                                ARDEN GROUP, INC.
               -------------------------------------------------
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

The number of shares outstanding of the registrant's classes of common stock as of October 3, 1998 was:

                        2,216,488 of Class A common stock
                        1,368,984 of Class B common stock

This report contains a total of 17 pages including exhibits.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
           -----------------------------------------------------------

                                 BALANCE SHEETS

(In Thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                                                  October 3, 1998            January 3, 1998
                                                                                  ---------------            ---------------
Assets
Current assets:
     Cash                                                                          $   12,043                 $    7,099
     Marketable securities                                                             19,081                     15,623
     Accounts and notes receivable, net                                                 6,320                      6,310
     Inventories                                                                       10,263                     11,552
     Other current assets                                                               2,254                      1,626
                                                                                   ----------                 ----------
           Total current assets                                                        49,961                     42,210

Property for resale or sublease                                                         1,343                      4,051
Property, plant and equipment, at cost, less accumulated depreciation
    and amortization of $32,643 and $29,879, respectively                              38,190                     39,163
Other assets                                                                            2,678                      2,702
                                                                                   ----------                 ----------
           Total assets                                                            $   92,172                 $   88,126
                                                                                   ----------                 ----------
                                                                                   ----------                 ----------


Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable, trade                                                      $   12,119                 $   14,434
      Other current liabilities                                                        12,621                     12,409
      Current portion of long-term debt                                                 1,318                      1,469
                                                                                   ----------                 ----------
           Total current liabilities                                                   26,058                     28,312

Long-term debt                                                                          6,653                      7,663
Deferred income taxes                                                                   2,429                      2,430
Other liabilities                                                                       1,299                      1,461
                                                                                   ----------                 ----------
           Total liabilities                                                           36,439                     39,866
                                                                                   ----------                 ----------
Commitments and contingent liabilities

Stockholders' equity:
      Common stock, Class A                                                               894                        894
      Common stock, Class B                                                               342                        342
      Capital surplus                                                                   3,866                      3,866
      Notes receivable from officer/director                                             (255)                      (255)
      Unrealized gain on available-for-sale securities                                    558                        416
      Retained earnings                                                                54,081                     46,750
                                                                                   ----------                 ----------
                                                                                       59,486                     52,013
      Less, treasury stock, at cost                                                     3,753                      3,753
                                                                                   ----------                 ----------
           Total stockholders' equity                                                  55,733                     48,260
                                                                                   ----------                 ----------
           Total liabilities and stockholders' equity                              $   92,172                 $   88,126
                                                                                   ----------                 ----------
                                                                                   ----------                 ----------


The accompanying notes are an integral part of these consolidated financial statements.

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
             -------------------------------------------------------

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


(In Thousands, Except Share and Per Share Data)
-----------------------------------------------------------------------------------------------------------------------------
                                                                      Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                                                                      --------------------         -----------------------
                                                                     October 3, September 27,       October 3,  September 27,
                                                                        1998         1997              1998         1997
                                                                    ---------    ---------         ---------    ---------
Sales                                                                $ 74,120     $ 65,897         $ 217,276    $ 196,218

Cost of sales                                                          43,746       39,452           129,080      117,885
                                                                    ---------    ---------         ---------    ---------

           Gross profit                                                30,374       26,445            88,196       78,333

Delivery, selling, general and administrative expenses                 25,767       22,903            76,338       68,718
                                                                    ---------    ---------         ---------    ---------

           Operating income                                             4,607        3,542            11,858        9,615


Interest and dividend income                                              327          409               919        1,180

Other income (expense), net                                                10          105                (5)         294

Interest expense                                                         (182)        (188)             (572)        (525)
                                                                    ---------    ---------         ---------    ---------

       Income from continuing operations, before income taxes           4,762        3,868            12,200       10,564

Income tax provision                                                    1,908        1,519             4,869        4,138
                                                                    ---------    ---------         ---------    ---------

       Income from continuing operations, net of income taxes           2,854        2,349             7,331        6,426

Loss from discontinued operations, net of income
    tax benefits of $1,602                                                                                         (2,738)
                                                                    ---------    ---------         ---------    ---------
           Net income                                                $  2,854      $ 2,349         $   7,331    $   3,688
                                                                    ---------    ---------         ---------    ---------


Other comprehensive income (loss), net of tax:

       Unrealized gain (loss) from available-for-sale securities:

           Unrealized holding gains (losses) arising during the period   (176)         419                76          690

           Reclassification adjustment for gains (losses) included
               in net income                                                                              66          (80)
                                                                    ---------    ---------         ---------    ---------

       Net unrealized gain (loss), net of income tax expense (benefits)
          of $(110) and $103 for 1998 and $281 and $406 for 1997,
          respectively                                                   (176)         419               142          610
                                                                    ---------    ---------         ---------    ---------

          Comprehensive income                                       $  2,678     $  2,768         $   7,473    $   4,298
                                                                    ---------    ---------         ---------    ---------
                                                                    ---------    ---------         ---------    ---------

Basic net income per common share:

       Income from continuing operations                             $    .80     $    .57         $    2.04    $    1.48

       Loss from discontinued operations                                                                             (.63)
                                                                    ---------    ---------         ---------    ---------


       Net income                                                    $    .80     $    .57         $    2.04    $     .85
                                                                    ---------    ---------         ---------    ---------
Weighted average common shares outstanding                          3,585,472    4,108,842         3,585,472    4,326,913
                                                                    ---------    ---------         ---------    ---------
                                                                    ---------    ---------         ---------    ---------




The accompanying notes are an integral part of these consolidated financial statements.

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
             -------------------------------------------------------

                            STATEMENTS OF CASH FLOWS


(In Thousands)
------------------------------------------------------------------------------------------------------------------------
                                                                                          Thirty-Nine Weeks Ended
                                                                                  --------------------------------------
                                                                                  October 3, 1998     September 27, 1997
                                                                                  ----------------   -------------------
Cash flows from operating activities:
    Cash received from customers                                                    $  217,439            $   196,888
    Cash paid to suppliers and employees                                              (203,545)              (182,853)
    Sales/(purchases) of trading securities, net                                                                8,746
    Interest and dividends received                                                        907                  1,307
    Interest paid                                                                         (585)                  (551)
    Income taxes paid                                                                   (4,837)                (2,897)
                                                                                    ----------            -----------
         Net cash provided by operating activities                                       9,379                 20,640
                                                                                    ----------            -----------

Cash flows from investing activities:
    Capital expenditures                                                                (3,239)                (2,995)
    Transfer to discontinued operations                                                                        (2,575)
    Purchases of available-for-sale securities                                          (3,463)                (2,957)
    Sales of available-for-sale securities                                                 250                  1,380
    Proceeds from the sale of property, plant and
       equipment                                                                         3,163                    218
    Payments received on notes from the sale of
       property, plant and equipment                                                                               53
                                                                                    ----------            -----------

         Net cash used in investing activities                                          (3,289)                (6,876)
                                                                                    ----------            -----------

Cash flows from financing activities:
    Principal payments on long-term debt                                                  (953)                  (560)
    Principal payments under capital lease obligations                                    (170)                  (152)
    Loan payments received from officer/director                                                                   74
    Purchase of Company debentures                                                         (23)
    Purchase and retirement of stock                                                                          (13,966)
                                                                                    ----------            -----------
         Net cash used in financing activities                                          (1,146)               (14,604)
                                                                                    ----------            -----------

Net increase (decrease) in cash                                                          4,944                   (840)

Cash at beginning of year                                                                7,099                  5,473
                                                                                    ----------            -----------
Cash at end of quarter                                                              $   12,043            $     4,633
                                                                                    ----------            -----------




The accompanying notes are an integral part of these consolidated financial statements.

STATEMENTS OF CASHFLOWS, Continued



(In Thousands)
------------------------------------------------------------------------------------------------------------------------
                                                                                          Thirty-Nine Weeks Ended
                                                                                  --------------------------------------
                                                                                  October 3, 1998     September 27, 1997
--------------------------------------------------------------------------------------------------   -------------------
Reconciliation of Net Income to Net Cash Provided
      by Operating Activities:

Net income                                                                          $    7,331             $    3,688

Adjustments to reconcile net income to net cash provided by operating activities:
       Loss from discontinued operations                                                                        2,738
       Depreciation and amortization                                                     4,221                  3,739
       Unrealized (gain) loss on trading securities                                                               (76)
       Provision for losses on accounts and
          notes receivable                                                                  69                     76
       Deferred income taxes                                                              (105)                   352
       Net gain from the disposal of property, plant
          and equipment                                                                   (459)                   (89)
       Realized loss (gain) on marketable securities, net                                    1                   (221)
       Gain on purchase of 7% debentures                                                    (2)


    Change in assets and liabilities net of effects from investment and financing activities:

    (Increase) decrease in assets:
       Marketable securities                                                                                    8,741
       Accounts and notes receivable                                                       (56)                 1,461
       Inventories                                                                       1,289                  1,048
       Other current assets                                                               (628)                   145
       Other assets                                                                        (17)                   121

    Increase (decrease) in liabilities:
       Accounts payable and other accrued expenses                                      (2,103)                  (251)
       Other liabilities                                                                  (162)                  (832)
                                                                                    ----------             ----------
Net cash provided by operating activities                                           $    9,379             $   20,640
                                                                                    ----------             ----------




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

      The accompanying consolidated financial statements for the quarter and nine months ended October 3, 1998 and September 27, 1997 have been prepared in accordance with generally accepted accounting principles ("GAAP"). These financial statements have not been audited by independent public accountants but include all adjustments, which in the opinion of management of the Company, are necessary for a fair presentation of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of January 3, 1998 has been derived from audited financial statements and, accordingly, does not include all disclosures required by GAAP as permitted by interim reporting requirements. The results of operations for the quarter and nine months ended October 3, 1998 are not necessarily indicative of the results to be expected for the full year ending January 2, 1999.

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

3.    Arbitration Award

      On March 28, 1997, the Company received notice of a decision rendered in the arbitration proceedings related to the 1993 sale of its communication equipment business to Danka Business Systems PLC. The arbitrators upheld Arden's claim for approximately $2,200,000 and awarded Danka on its counterclaims approximately $4,065,000. As a result of this decision, the Company paid Danka approximately $1,865,000 in April 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third Quarter Analysis

During the third quarter of 1998, the Company had net income of $2,854,000 compared to net income of $2,349,000 during the third quarter of 1997. Pretax income from continuing operations was $4,762,000 for the third quarter of 1998 compared to $3,868,000 for the third quarter of 1997.

During the third quarter of 1998, the Company's operating income was $4,607,000 compared to operating income of $3,542,000 during the third quarter of 1997.

Sales from the Company's 13 supermarkets in the greater Los Angeles area (12 of which were operating in the third quarter of 1997) were $74,120,000 in the third quarter of 1998, an increase of 12.5% from the third quarter of 1997, when sales were $65,897,000. Same store sales increased 8.7% in 1998 compared to the prior year. Sales associated with the Jewish holidays, Rosh Hashanah and Yom Kippur, occurred in the third quarter of 1998 versus the fourth quarter of 1997. This is partially offset by the 4th of July sales which are reflected in the third quarter of 1997, but occurred in the second quarter of 1998. In addition to the above, the increase in sales is due to a number of other factors including a more robust economy in Southern California and the effect of product pricing decisions. In November 1997, the Company opened a Gelson's Market in Northridge, California, and although the Company is encouraged by the sales increases since the store opened, they are still below management's original projections. Sales at Northridge are expected to improve as additional tenants occupy the center's vacant space and shopping center construction is completed, although there are no assurances that either of these events will increase store sales to acceptable levels. The foregoing statement is a forward looking statement and actual future sales are dependent on a number of factors which may or may not occur including, among others, the timing and occupancy of the other tenant spaces, the timing and completion of shopping center construction, the success of the other tenants and competition from other supermarkets in the trade area.

The Company's gross profit from supermarket operations as a percentage of sales was 41.0% in the third quarter of 1998 compared to 40.1% in the same period of 1997. Added controls over product costs, product pricing decisions and increased volume rebates, buying and promotional allowances were factors in increasing margins. Also, the sales mix in 1998 favored higher gross margin categories than in 1997.

Delivery, selling, general and administrative ("DSG&A") expenses as a percentage of sales were 34.8% in the third quarter of 1998 and 1997. In April 1998, the Company began paying a monthly union pension contribution of $250,000. The contribution was suspended in September, but could be reinstated in 1999. In addition, DSG&A is higher due to the opening of the Gelson's market in Northridge, California in November 1997, as described above. These additional costs were partially mitigated by the Company's continued cost containment efforts. DSG&A in the third quarter of 1998, also reflects a $150,000 credit to reverse most of a $200,000 reserve set up in the prior quarter to record a proposed settlement agreement against the Company for the remediation of hazardous substances allegedly existing on previously leased

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

property. As part of the final settlement, various third parties have reimbursed the Company for all but approximately $50,000 of the settlement costs incurred. The Company does not anticipate that any future costs relating to this property will be incurred.

Interest and dividend income was $327,000 in the third quarter of 1998 compared to $409,000 for the same period in 1997. The decrease is due to interest bearing investments being at lower average levels in 1998 compared to 1997 and interest of $65,000 received in 1997 on a federal income tax refund as the result of the Company filing an amended 1993 corporate income tax return.

Interest expense was $182,000 in the third quarter of 1998 compared to $188,000 in the third quarter of 1997. For 1997, expense includes interest on temporary borrowings to finance the purchase of 212,619 shares (before the stock split) of the Company's Class A common stock. This is partially offset in the third quarter of 1998 as interest expense increased due to higher average levels of fixture financing debt.

Other income (expense) includes unrealized gains on investments in trading securities of $0 and $136,000 in the third quarters of 1998 and 1997, respectively.

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders' equity. Unrealized losses on available-for-sale securities were $176,000 (net of income tax benefits of $110,000) compared to an unrealized gain of $419,000 (net of income tax expense of $281,000) in the third quarter of 1997.

Basic net income per share from continuing operations for the current and prior years has been restated to reflect the effect of the Company's four-for-one stock split on July 15, 1998. The increase in basic net income per share from continuing operations occurred due to increased income from continuing operations for the quarter, as well as a reduction in weighted average shares outstanding as a result of the Company's purchase of 212,619 shares (before the stock split) of Class A common stock in August 1997.


Year-To-Date Analysis

During the first nine months of 1998, the Company had net income of $7,331,000 compared to net income of $3,688,000 during the first nine months of 1997. Pretax income from continuing operations was $12,200,000 for the first nine months of 1998 compared to $10,564,000 for the first nine months of 1997.

During the first nine months of 1998, the Company's operating income was $11,858,000 compared to operating income of $9,615,000 during the first nine months of 1997.

Sales from the Company's 13 supermarkets in the greater Los Angeles area (12 of which were operating in the first nine months of 1997) were $217,276,000 in the first nine months of 1998, an increase of 10.7% from the first nine months of 1997, when sales were $196,218,000. Same store sales increased 7.3% for

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

the first nine months in 1998 compared to the prior year. Sales associated with the Jewish holidays, Rosh Hashanah and Yom Kippur, occurred in the first nine months of 1998 versus the fourth quarter of 1997. In addition to the above, the increase in sales is due to a number of other factors including a more robust economy in Southern California and the effect of product pricing decisions. In November 1997, the Company opened a Gelson's Market in Northridge, California, and although the Company is encouraged by the sales increases since the store opened, they are still below management's original projections. Sales at Northridge are expected to improve as additional tenants occupy the center's vacant space and shopping center construction is completed, although there are no assurances that either of these events will increase store sales to acceptable levels. The foregoing statement is a forward looking statement and actual future sales are dependent on a number of factors which may or may not occur including, among others, the timing and occupancy of the other tenant spaces, the timing and completion of shopping center construction, the success of the other tenants and competition from other supermarkets in the trade area.

The Company's gross profit from supermarket operations as a percentage of sales was 40.6% in the first nine months of 1998 compared to 39.9% in the same period of 1997. Added controls over product costs, product pricing decisions and increased volume rebates, buying and promotional allowances were factors in increasing margins. Also, the sales mix in 1998 favored higher gross margin categories than in 1997.

DSG&A expenses as a percentage of sales were 35.1% in the first nine months of 1998 compared to 35.0% in the first nine months of 1997. 1998 expense as a percent of sales is higher due, in part, to the reinstatement in April 1998 of a monthly union pension contribution of $250,000 which was not in effect in 1997. The contribution was suspended again in September, but could be reinstated in 1999. In addition, DSG&A is higher due to the opening of the Gelson's market in Northridge, California in November 1997, as described above. These additional costs were partially mitigated by the Company's continued cost containment efforts and a $437,000 gain recognized in 1998 on the sale of the Company's Santa Barbara property.

Interest and dividend income was $919,000 in the first nine months of 1998 compared to $1,180,000 for the same period in 1997. The decrease is due to interest bearing investments being at lower average levels in 1998 compared to 1997 and interest of $65,000 received in 1997 on a federal income tax refund as the result of the Company filing an amended 1993 corporate income tax return.

Interest expense was $572,000 in the first nine months of 1998 compared to $525,000 in the first nine months of 1997 due to higher average levels of fixture financing debt.

Other income (expense) includes gains (losses) realized on investments in marketable securities of $(1,000) and $226,000 in the first nine months of 1998 and 1997, respectively.

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders' equity. Unrealized gains on available-for-sale securities were $142,000 (net of income tax expense of $103,000) compared to an unrealized gain of $610,000 (net of income tax expense of $406,000) in the first nine months of 1998 and 1997, respectively.

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


CAPITAL EXPENDITURES/LIQUIDITY

The Company plans to utilize cash-on-hand (including marketable securities) and cash flow from operations to fund capital expenditures in 1998. Additionally, the Company has a term loan line of credit totaling $10,000,000 to finance store fixtures and equipment. As of October 3, 1998, the outstanding borrowed balance on the line was $3,317,000.

The Company also has two revolving lines of credit totaling $12,000,000. There were no outstanding balances against either of the revolving lines as of October 3, 1998.

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

Year 2000 Issue

The Year 2000 ("Y2K") readiness issue arises from the inability of information systems, and other time and date sensitive products, equipment and systems, to properly recognize and process date-sensitive information resulting in system failures or miscalculations. The Company has made an assessment of the impact of the Y2K issue on its internal operations and has developed a plan to minimize any potential business interruption. The plan categorizes the key areas affected by the Y2K issue as follows: information technology ("IT") systems, non-IT systems, vendors and customers.

The Company's review of its IT systems (hardware and software) indicates the need for modification, and in some cases, replacement of applications and operating systems. The Company plans to have all critical IT systems in compliance and partially tested by the end of the 1998 fiscal year. Additional testing will be continued through the first half of 1999.

The Y2K issue could have an impact on personal property that is not directly connected with its computer systems, such as physical facilities including point of sale and other store equipment, security systems and utilities. Although these issues are more difficult to identify and resolve, the Company is actively identifying the areas concerning its products and services as well as its physical locations. As these areas are identified, management is formulating the necessary actions to ensure minimal disruption to its business processes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The Company is also assessing the Y2K readiness of its key suppliers and business partners in an effort to ensure the adequacy of product, supplies and resources. This includes a review of and direct communication with all product vendors and key suppliers. Completion of this part of the Y2K readiness plan is scheduled to be finalized in the early part of 1999.

The Company has determined, that due to the nature of its business, the readiness of its customers is not within its control. Third party readiness (financial institutions) may affect the customers' ability to purchase the Company's products. The Company is not investigating this issue and the impact is highly uncertain.

Costs incurred to date in addressing the Y2K issue have not been significant and are being funded through operating cash flows. Based on current information, costs to make the applicable adjustments and test the Company's IT systems are not expected to be material to the Company's consolidated financial position and results of operations. Some of the equipment and other personal property that the Company is currently replacing in the normal course of business may be part of the Y2K analysis and although management does not believe the costs associated with bringing the non-IT systems and equipment into compliance will have a material negative impact on the consolidated financial position and results of operations, it will not have a final assessment of these costs until the early part of 1999.

The foregoing statement relative to the Y2K issue is a forward looking statement and actual compliance may be affected by a number of factors which include the timing and compliance by the Company's outside vendors and suppliers (including its banking relations). The Company may be adversely affected if its vendors and service providers (including its banking relations) are unable to fully correct any Y2K problems they may have.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Recently issued accounting standards are described in Note 6 of Notes to Financial Statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 15, 1998 the Company effectuated a four-for-one stock split of each class of its common stock in the form of a stock dividend to holders of record on June 29, 1998. Stockholders received three additional shares of Class A common stock for each share of Class A common stock held and three additional shares of Class B common stock for each share of Class B common stock held. Exclusive of treasury shares, an aggregate of 1,662,366 shares of Class A common stock and 1,026,738 shares of Class B common stock were distributed on July 15, 1998 to holders of record on June 29, 1998. These shares of Class A common stock and Class B common stock were issued in a transaction not involving a "sale", and therefore, the issuance thereof was not required to be registered under the Securities Act of 1933, as amended.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibit 27 - Financial Data Schedules

 (b)      Reports on Form 8-K:

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ARDEN GROUP, INC.
                                    ---------------------------------
                                                 Registrant



Date    November 17, 1998                   ERNEST T. KLINGER
    -------------------------       ---------------------------------
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