Form 10-K405
period 1999-01-02
ARDEN GROUP INC
filed 1999-03-29
CIK 225051

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the fiscal year ended January 2, 1999
                               ---------------
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on March 5, 1999 was:

                        Class A Common Stock $66,895,265

The number of shares outstanding of the registrant's classes of common stock as of March 5, 1999 was:

                        2,216,488 of Class A Common Stock
                        1,368,984 of Class B Common Stock

                                     PART I

ITEM 1.         BUSINESS;

ITEM 2.         PROPERTIES; AND

ITEM 3.         LEGAL PROCEEDINGS



GENERAL

The Registrant, Arden Group, Inc. (the "Company"), is a holding company with certain real estate holdings which conducts other operations through its wholly-owned subsidiary, Arden-Mayfair, Inc. ("Arden-Mayfair"). Arden-Mayfair's wholly-owned subsidiary, Gelson's Markets ("Gelson's"), operates supermarkets in the greater Los Angeles, California area. Another wholly-owned subsidiary of Arden-Mayfair, AMG Holdings, Inc. ("AMG Holdings") formerly Telautograph Corporation, distributed and serviced facsimile and other communications equipment and parts prior to the sale of its operating assets and liabilities in 1993. See Note 15 of Notes to Financial Statements.

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

MERCHANDISE The merchandise offerings in the markets are tailored in response to Gelson's customer profile. Gelson's stores, which range in size from approximately 29,000 to 40,000 square feet, typically carry a wide range of items, including all of the traditional grocery categories such as produce, dry groceries, meats, dairy, wine and liquor, floral, sushi, vitamins, health and natural food products and health and beauty aids. Gelson's perishables are premium products, which are rigorously maintained and culled as appropriate to assure quality and freshness. Gelson's merchandising emphasizes specialty items such as imported foods and unusual delicatessen items, and items found in service departments such as seafood, sit-down coffee areas and bakeries.

The three Mayfair stores, which are smaller than Gelson's stores (approximately 18,000 to 25,000 square feet), offer a merchandise selection of equal quality, but which is less broad than at Gelson's.

SERVICE Gelson's emphasizes customer service by offering a variety of personal service departments including seafood, delicatessen, floral, sushi and bakery departments. Some Gelson's stores include additional service departments such as fresh pizza and pasta preparation and coffee bars. Additionally, the stores at Calabasas and Northridge offer banking and pharmacy services through third parties. Stores are staffed so that, even at peak times, customer checkout time is minimized. In addition to checkers, there are personnel assigned to bagging and carrying out purchases. All employees are encouraged to know customers by name and assist them whenever possible. All stores offer Company credit cards to qualified customers as well as allowing customers the option of paying for their purchases with cash, checks or credit and debit cards. Stores are typically open 12 to 18 hours per day, with hours of operation determined by local code or lease provisions, or as appropriate for the business characteristics of a specific area.

PRESENTATION All stores are maintained in accordance with extremely high standards. Personnel continuously fill and face shelves with groceries. Produce and other perishables are aggressively trimmed and culled to maintain quality and appearance.

PRICING The pricing strategy at the stores is to be competitive within their market niches, ranging from the more traditional to the more exotic, specialty or high-end products.

EXPANSION AND STORE DEVELOPMENT Management regularly evaluates the feasibility of opening new stores and remodeling existing stores in order to maximize the existing stores' appeal to consumers and their profit potential. Total capital expenditures for 1998 were $4,244,000. In the second quarter of 1998, the Company executed a long-term lease agreement with a developer to build a new Gelson's Market in Beverly Hills, California. The development and actual opening of the market is subject to, among other things, necessary governmental approvals and the developer fulfilling certain conditions.

ADVERTISING AND PROMOTION Gelson's advertises in newspapers on a limited basis. Direct advertising is limited (primarily newsletters and direct mail) and is typically "event" rather than "price" oriented; emphasizing, for example, special holiday selections, specialty items and services, recipes and new products.

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

SUPPORT AND OTHER SERVICES

Each store has an on-site stockroom, the size of which varies for each store. In addition, Gelson's operates an 89,000 square foot warehouse and an adjacent 4,000 square foot truck service facility in the City of Commerce, California. The warehouse distributes fresh fruits and vegetables, liquor, wine, floral and a limited number of grocery, meat, delicatessen, paper goods and supply items to the stores.

The bulk of all merchandise purchasing is accomplished through Gelson's office in Encino, California. Approximately one-third of the purchases are distributed through the central warehouse; the remainder are delivered directly to the stores from manufacturers or wholesalers. The central purchasing and distribution operations are conducted based on electronic in-store ordering systems. Stores place orders for merchandise an average of five times per week, with perishable goods ordered more frequently.

The largest supplier for the stores is Certified Grocers, a cooperative wholesaler which has been a supplier for over twenty years and which accounted for approximately 21.8% of Gelson's purchases in 1998. No other supplier accounts for a material percentage of Gelson's purchases. The Company believes that the negative impact of a loss of Certified Grocers as a supplier for Gelson's likely would be mitigated by a combination of events, which could include: (i) purchasing certain items for direct store delivery, thereby freeing warehouse capacity to allow other items to be purchased through the warehouse, and (ii) purchasing certain products through other wholesalers. However, such a loss could have a short-term adverse effect on the performance of Gelson's.

EMPLOYEES

Gelson's has approximately 974 full-time and 882 part-time employees. Most store level and warehouse employees of Gelson's are covered by collective bargaining agreements that require union membership and establish rates of pay, hours of work, working conditions and procedures for the orderly settlement of disputes. In general, these agreements have been negotiated on an area-wide and industry-wide basis. The Company believes that its employee relations are good.

In addition, Arden-Mayfair has approximately 60 full-time employees at its executive and headquarters offices, some of whom are covered by a collective bargaining agreement.

PROPERTIES

The Company currently owns two of its freestanding supermarket properties and a shopping center in which a Gelson's Market is located. The shopping center owned by the Company, located in Calabasas, California, consists of approximately 18,000 square feet of space leased to twelve tenants in addition to the Gelson's Market. Ten supermarkets and the warehouse and distribution facility which services the markets are leased. Supermarkets are leased for terms which may include options of up to 20 years under leases which generally stipulate a minimum rental against a percentage of gross sales. The average term remaining on the supermarket leases, including renewal options, is approximately 19 years. The 13 markets range in size from approximately 18,000 to approximately 40,000 square feet. Gelson's warehouse and distribution facility in the City of Commerce, California, is approximately 93,000 square feet and the term of the lease expires in September 2005.

After extensive site, demographic and competitive analysis, the Company decided not to open a store at the Santa Barbara property it purchased in 1996 for $3,100,000. In the first quarter of 1998, the Santa Barbara property was sold and the Company recognized a pretax gain of approximately $437,000. In the second quarter of 1998, the Company executed a long-term lease agreement with a developer to build a new Gelson's market in Beverly Hills, California. The development and actual opening of the market is subject to, among other things, necessary governmental approvals and the developer fulfilling certain conditions.

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

LEGAL PROCEEDINGS

The Company and certain of its subsidiaries are involved in a number of pending legal and/or administrative proceedings. Such proceedings are not expected individually or in the aggregate to have a material adverse impact upon either the Company's consolidated financial position or results of operations. See Note 14 of Notes to Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

(a) The Company's Class A Common Stock ("Class A") is traded over-the-counter in the NASDAQ National Market System. During the past two years, the range of high and low sales prices (not including markups, markdowns or commissions) for each quarterly period was, according to NASDAQ, the following (restated to reflect a four-for-one stock split distributed in July 1998):


                                                         1998                             1997
                                                         ----                             ----
                                                High           Low                 High         Low
                                                ----           ---                 ----         ---
                 1st Quarter                   37-1/4        23-11/16             15-1/2       13-1/2
                 2nd Quarter                   43-3/4        35-13/16             16-1/8       13-1/2
                 3rd Quarter                   60            27                   23           14-1/8
                 4th Quarter                   45            30-1/2               27-1/4       20-1/8


     There is no established public trading market for the Company's Class B Common Stock ("Class B"), which is subject to various restrictions on transfer.

(b) As of January 2, 1999, there were 1,351 holders of record of the Company's Class A, with aggregate holdings of 2,216,488 shares of Class A. This does not include 1,357,200 shares of the Company's Class A owned by AMG Holdings. As of the same date, there were 13 holders of record of the Company's Class B, with aggregate holdings of 1,368,984 shares of Class B.

(c) No dividends have been paid on either Class A or Class B during the past three years. Cash or property dividends on Class B are restricted to an amount equal to 90% of any dividend paid on Class A.

ITEM 6. SELECTED FINANCIAL DATA OF ARDEN GROUP, INC.



(In Thousands, Except Share and Per Share Data)
--------------------------------------------------------------------------------------------------------------------------
                                                     1998            1997           1996           1995             1994
--------------------------------------------------------------------------------------------------------------------------

Operations For The Year:
--------------------------------------------------------------------------------------------------------------------------
Sales                                               $296,487       $274,354       $252,019        $242,962        $246,199

Gross profit                                         119,892        109,988         99,167          95,053          95,021

Operating income                                      16,010         12,861          5,922           8,212           8,305

Other income (expense), net                            1,085          1,422            679           3,560            (183)

Income tax expense                                    (7,014)        (5,586)        (2,622)         (4,661)         (3,273)

Income from continuing operations,
    net of income taxes                               10,081          8,697          3,979           7,111           4,849

Loss from discontinued operations,
    net of income taxes                                              (2,738)          (456)
                                                  -----------     ----------      ----------     ---------        ---------
       Net income                                 $   10,081      $   5,959       $  3,523       $   7,111        $  4,849
                                                  -----------     ----------      ----------     ---------        ---------
                                                  -----------     ----------      ----------     ---------        ---------

Depreciation and amortization  on
    continuing operations                        $     5,618      $   5,111      $   4,686       $   3,480       $   3,659


--------------------------------------------------------------------------------------------------------------------------

Financial Position At Year End:

--------------------------------------------------------------------------------------------------------------------------
Total assets                                      $   93,126       $ 88,126       $ 91,248        $ 89,478        $ 91,322

Working capital                                       25,747         13,898         23,142          28,706          36,506

Long-term debt                                         6,369          7,663          6,663           7,695           6,465

Stockholders' equity                                  58,358         48,260         55,737          53,827          57,836

Capital expenditures                                   4,244          7,896         12,841          10,731           6,948

--------------------------------------------------------------------------------------------------------------------------

Per Share Data:

--------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                      $2.81          $2.10          $ .89           $1.37           $ .79

Loss from discontinued operations                                     ( .66)         ( .10)
                                                  ----------     ----------      ---------       ---------        --------
       Net income                                      $2.81          $1.44          $ .79           $1.37           $ .79
                                                  ----------     ----------      ---------       ---------        --------
                                                  ----------     ----------      ---------       ---------        --------

--------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                3,585,472      4,131,060      4,460,860       5,195,960       6,108,464

--------------------------------------------------------------------------------------------------------------------------
ALL YEARS ARE 52 WEEKS EXCEPT FOR 1997 WHICH IS 53 WEEKS.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company cautions readers that any forward-looking statements contained in this Form 10-K or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, could affect the Company's financial results and could cause the Company's financial performance to differ materially from the expectations expressed in any forward-looking statement made by or on behalf of the Company: the strength of the U.S. economy, economic conditions in Southern California, the effects of and changes in fiscal policies and laws, inflation, consolidations in the supermarket industry, competition from other supermarkets and retailers with a food presentation and the potential effects of the Year 2000 issue (discussed later in this section).

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

During 1998, the Company had net income of $10,081,000 compared to net income of $5,959,000 during 1997. Pretax income from continuing operations was $17,095,000 for 1998 compared to pretax income of $14,283,000 for 1997.

During 1998, the Company's operating income was $16,010,000 compared to operating income of $12,861,000 during 1997.

Sales from the Company's 13 supermarkets in the greater Los Angeles area were $296,487,000 in 1998 (a 52-week fiscal year), an increase of 8.1% from 1997 (a 53-week fiscal year), when sales were $274,354,000. Same store sales for a comparable 53-week period increased 7.2% in 1998 compared to the prior year. The increase in sales is due to a number of factors including a more robust economy in Southern California, the effect of product pricing decisions and the positive impact of store remodel activity. Additionally, the Calabasas store, opened in February 1996, has experienced higher sales and lower expenses as a percent of sales in 1998 compared to 1997. In November 1997, the Company opened a Gelson's Market in Northridge, California, and although the Company is encouraged by the sales increases since the store opened, they are still below management's original projections. Sales at Northridge are expected to improve as additional tenants occupy the center's vacant spaces and their store fronts are completed, although there are no assurances that either of these events will increase store sales to acceptable levels. The foregoing statement is a forward looking statement and actual future sales are dependent on a number of factors which may or may not occur including, among others, the timing and occupancy of the other tenant spaces, the nature and success of the other tenants' businesses, the timing and completion of the other tenants' store fronts and competition from other supermarkets in the trade area.

The Company's gross profit as a percentage of sales was 40.4% in 1998 compared to 40.1% in 1997. Added controls over product costs, product pricing decisions and increased volume rebates, buying and promotional allowances were factors in increasing margins. Also, the sales mix in 1998 favored higher gross margin categories than in 1997.

Delivery, selling, general and administrative ("DSG&A") expenses as a percentage of sales were 35.0% in 1998 compared to 35.4% for 1997. DSG&A activity in 1998 reflects continued cost containment efforts and a $437,000 pretax gain recognized in 1998 on the sale of the Company's Santa Barbara property. The lower expense in 1998 is partially offset by the reinstatement in April 1998 of an average monthly union pension contribution of $275,000 which was not in effect in 1997. The contribution was suspended again in September, but could be reinstated in 1999. In addition, DSG&A is higher in 1998 due to the opening of the Gelson's Market in Northridge, California in November 1997, as described above.

Interest and dividend income was $1,453,000 in 1998 compared to $1,536,000 for 1997. The decrease is due to interest bearing investments being at lower average levels in 1998 compared to 1997 and interest of $65,000 received in 1997 on a federal income tax refund as a result of the Company filing an amended 1993 corporate income tax return.

Interest expense increased to $764,000 in 1998 from $702,000 in 1997 primarily due to higher average levels of fixture financing debt.

Other income (expense) includes gains (losses) realized on investments in marketable securities of $408,000 and $605,000 in 1998 and 1997, respectively.

All marketable securities are defined as trading securities or available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized holding gains and losses are included in earnings. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale securities and any unrealized holding gains and losses are included as a separate component of stockholders' equity. Unrealized losses on available-for-sale securities were $23,000 (net of income tax benefits of $9,000) compared to an unrealized gain of $416,000 (net of income tax expense of $275,000) in 1998 and 1997, respectively.

For an analysis of the Company's provision for income taxes, see Note 11 of Notes to Financial Statements.

The loss on discontinued operations in 1997 resulted from a decision in an arbitration proceeding related to the sale in 1993 of the Company's communication equipment business and is reflected as an adjustment to the purchase price. See Note 15 of Notes to Financial Statements.

Basic net income per share from continuing operations for the current and prior years has been restated to reflect the effect of the Company's four-for-one stock split on July 15, 1998. The increase in basic net income per share from continuing operations occurred due to increased income from continuing operations for the period, as well as a reduction in weighted average shares outstanding as a result of the Company's purchase of 212,619 shares of Class A Common Stock (without giving effect to the 1998 stock split) in August 1997. See Capital Expenditures/Liquidity. See Note 8 of Notes to Financial Statements.

1997 COMPARED TO 1996

During 1997, the Company had net income of $5,959,000 compared to net income of $3,523,000 during 1996. Pretax income from continuing operations was $14,283,000 for 1997 compared to pretax income of $6,601,000 for 1996.

During 1997, the Company's operating income was $12,861,000 compared to operating income of $5,922,000 during 1996.

Sales from the Company's 13 supermarkets in the greater Los Angeles area were $274,354,000 in 1997 (a 53-week fiscal year), an increase of 8.9% from 1996 (a 52-week fiscal year), when sales were $252,019,000. Same store sales for a comparable 52-week period increased 5.0% in 1997 compared to the prior year. The increase in sales is due to a number of factors including a more robust economy in Southern California, the effect of product pricing decisions and the positive impact of store remodel activity. Additionally, the Calabasas store, opened in February 1996, has experienced higher sales and lower expenses in 1997 compared to 1996. In November 1997, the Company opened a Gelson's Market in Northridge, California, the sales of which were significantly below management's projections. (See "1998 Compared to 1997" above for a discussion of the status of the Northridge store.)

The Company's gross profit as a percentage of sales was 40.1% in 1997 compared to 39.3% in 1996. Added controls over product costs and increased volume rebates, buying and promotional allowances were factors in increasing margins.

Delivery, selling, general and administrative ("DSG&A") expenses as a percentage of sales were 35.4% in 1997 compared to 36.9% for 1996. DSG&A activity in 1997 reflects an improvement in labor efficiency at the stores, improved purchasing of store services and supplies as well as lower liability and workers' compensation insurance costs, offset partially by preopening costs at the Northridge store and expenses related to other real estate projects. The higher expense in 1996 is due, in part, to preopening expenses, promotional costs and higher than expected operating costs associated with the Gelson's Market in Calabasas which opened in February 1996. Additionally, in 1996, certain costs relating to the sublease of the former AMG Holdings headquarters facility were expensed. Included in 1996 DSG&A is a gain of $584,000 related to the property sale of a former Mayfair Market and a $385,000 expense to settle a claim against the Company for costs and damages related to the alleged contamination of real property previously owned by the Company.

Interest and dividend income was $1,536,000 in 1997 compared to $1,728,000 for 1996 primarily due to a decrease in earnings rates.

Interest expense decreased to $702,000 in 1997 from $879,000 in 1996 primarily due to 1996 interest expense resulting from a Federal income tax audit and lower average levels of fixture financing debt in 1997 compared to 1996.

Other income (expense) includes realized gains on the sale of marketable securities of $605,000 and $36,000 in 1997 and 1996, respectively. Fiscal 1996 also includes net unrealized losses of

$151,000 on trading securities. Unrealized gains in 1997 on available-for-sale securities were $416,000 (net of income tax expense of $275,000) and were recorded as a separate component of stockholders' equity.

For an analysis of the Company's provision for income taxes, see Note 11 of Notes to Financial Statements.

The loss on discontinued operations resulted from a decision in an arbitration proceeding related to the sale in 1993 of the Company's communication equipment business and is reflected as an adjustment to the purchase price. See Note
15 of Notes to Financial Statements.

Income per share from continuing operations and net income increased due to increased income from continuing operations and net income for the period, as well as from a reduction in the weighted average shares outstanding due to the Company's purchase of Class A Common Stock in August 1997. See Capital Expenditures/Liquidity. See Note 8 of Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has an ongoing program to remodel existing supermarkets and to add new stores. In 1998, the Company had capital expenditures of approximately $4,244,000. At January 2, 1999, capital expenditure commitments were approximately $8,400,000.

After extensive site, demographic and competitive analysis, the Company decided not to open a store at the Santa Barbara property it purchased in 1996 for $3,100,000. In the first quarter of 1998, the Santa Barbara property was sold and the Company recognized a pretax gain of approximately $437,000. In the second quarter of 1998, the Company executed a long-term lease agreement with a developer to build a new Gelson's Market in Beverly Hills, California. The development and actual opening of the market is subject to, among other things, necessary governmental approvals and the developer fulfilling certain conditions.

The Company and its subsidiaries are subject to a myriad of environmental laws and regulations regarding air, water and land use, and the use, storage and disposal of hazardous materials. The Company believes it substantially complies, and has in the past substantially complied, with federal, state, and local environmental laws and regulations. The Company cannot at this time estimate the expense it ultimately may incur in connection with any current or future violations, however it believes any such claims will not have a material impact on the Company's results of operations or consolidated financial position.

The Company has a credit facility with a bank establishing a revolving line of credit in the amount of $9,000,000 with a standby letter of credit subfacility in the amount of $5,000,000, and a $10,000,000 non revolving line of credit providing for term loans. In addition, the Company has a revolving line of credit with another bank in the amount of $3,000,000. The Company borrowed $2,750,000 and $2,500,000 against the term loan line of credit on December 30, 1995 and December 30, 1997, respectively, to finance store fixtures and equipment of which $3,100,000 was outstanding at January 2, 1999. There were no outstanding balances against either of the revolving lines as of January 2, 1999. The Company's current cash position including marketable securities, the lines of credit and net cash provided by operating activities (approximately $12,547,000 for 1998) are the primary sources of funds available to meet the Company's current liquidity requirements. See Note 7 of Notes to Financial Statements for a description of the Company's credit lines.

In August 1997, the Company completed a self-tender offer pursuant to which it purchased 212,619 shares of its Class A Common Stock for cash at $65 per share. The Company funded the aggregate purchase price of $13,820,000 from cash-on-hand, the liquidation of marketable securities and from a short-term bank loan of $5,000,000 under the Company's revolving line of credit. By the end of September 1997, the Company had repaid the $5,000,000 bank loan from its working capital.

The Company's total liabilities to equity ratio decreased to .60 at January 2, 1999 from .82 at January 3, 1998. The Company's current ratio was 2.01 at January 2, 1999 compared to 1.49 at January 3, 1998. The Company's current assets at the end of 1998 were approximately $9,076,000 more than at the end of 1997.

The Company's cash position, including marketable securities, at the end of 1998 was $33,171,000 compared to $22,722,000 at the end of 1997. Cash not required for the immediate needs of the Company has been temporarily invested in marketable securities. See Notes 1 and 2 of Notes to Financial Statements. The Company is actively investigating opportunities for the use of these funds, primarily for the expansion of its supermarket operations.

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

The Company's review of its IT systems (hardware and software) indicated the need for modification, and in some cases, replacement of applications and operating systems. The Company had approximately 80% of its critical IT systems in compliance and the majority of the remaining systems were tested by the end of the 1998 fiscal year. The Company anticipates that compliance of the remaining IT systems will be completed early in the second quarter of 1999 and additional testing will continue through the first half of 1999.

The Y2K issue could have an impact on non-IT systems (personal property) that are not directly connected with its computer systems, such as physical facilities including point of sale and other store equipment, security systems and utilities. Although these issues are more difficult to identify and resolve, the Company is actively engaged in identifying the areas concerning its products and services as well as its physical locations. This review is expected to be completed by the end of the second quarter of 1999. As these areas are identified, management is formulating the necessary actions to ensure minimal disruption to its business processes.

The Company is also assessing the Y2K readiness of its key suppliers and business partners in an effort to ensure the adequacy of product, supplies and resources. This includes a review of and direct communication with the majority of its product vendors and key suppliers. Completion of this part of the Y2K readiness plan is scheduled to be finalized by mid year 1999.

The Company has determined, that due to the nature of its business, the readiness of its customers is not within its control. Third party readiness (financial institutions) may affect the customers' ability to purchase the Company's products. The Company is not investigating this issue and the impact is highly uncertain.

Costs incurred to date in addressing the Y2K issue have been approximately $175,000 and are being funded through operating cash flows. Based on current information, costs to complete the applicable adjustments and to test the Company's IT systems are not expected to be material to the Company's consolidated financial position and results of operations. Some of the equipment and other personal property that the Company is currently replacing is in the normal course of business and would have been replaced even though it may be part of the Y2K analysis. Management does not believe the costs associated with bringing the non-IT systems and equipment into compliance will have a material negative impact on the Company's consolidated financial position and results of operations, however, completion of this review will not be completed until the end of the second quarter of 1999.

The Company does not believe its business will be interrupted due to Y2K issues, however, this conclusion is based on the assumption that certain utilities and financial institutions will be able to provide uninterrupted service. In a worst case scenario, the Company believes the stores could still remain open even if these services were not available, although the revenue volume could be affected. To allow the stores to continue to function, the Company is purchasing generators to serve as backup if the power fails. In addition, the Company's ability to process transactions through its registers and accept debit and credit card transactions would be impaired if financial institutions and intermediaries cannot operate normally. However, the lack of this service would not preclude the store(s) from operating. Finally, since the timing of a potential Y2K problem would occur immediately after the holidays, and therefore, after the Company's busiest time of year, any decline in revenue or other impact on operations would be reduced.

The foregoing statements relative to the Y2K issue are forward looking statements and actual compliance may be affected by a number of factors which include the timing and compliance by the Company's outside vendors and suppliers (including its banking relations). The Company may be adversely affected if its vendors and service providers (including its banking relations) are unable to fully correct any Y2K problems they may have.

This disclosure is a Year 2000 Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act, enacted by the 105th Congress on October 19, 1998.

RECENT ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2000. The Company does not believe that the new standard will have a material impact on the Company's financial statements.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt. The Company's exposure to interest rate risk relates to its $9,000,000 and $3,000,000 revolving lines of credit. Borrowings under the agreements bear interest at the bank's reference rate or the bank's adjusted LIBOR rate plus
 .9%. There were no borrowings outstanding under either agreement during 1998. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations. See Note 7 of Notes to Financial Statements.

A change in market prices also exposes the Company to market risk related to its investments in marketable securities. At January 2, 1999 the Company held $19,524,000 in marketable securities. A hypothetical 10% drop in the market value of these investments would result in a $1,952,000 unrealized loss and a corresponding loss of a like amount in the fair value of these instruments. This hypothetical drop would not affect cash flow and would not have an impact on earnings until the investments were disposed of. See Notes 1 and 2 of Notes to Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements, Supporting Schedules and Supplemental Data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Identification of Directors

         Below is set forth certain information about each of the directors of the Company as of March 5, 1999. Certain of this information has been supplied by the persons shown.


                                                        Principal Occupation (1)           Director         Term
                Name                      Age           and Other Directorships            Since (2)      Expires
                ----                      ---           -----------------------            ---------      -------
          Bernard Briskin                  74    Chairman of the Board of Directors,         1970           2001
                                                 President and Chief Executive
                                                 Officer of the Company and
                                                 Arden-Mayfair, a subsidiary of
                                                 the Company, and Chairman of
                                                 the Board of AMG Holdings and
                                                 Gelson's Markets, both
                                                 subsidiaries of Arden-Mayfair.

          John G. Danhakl                  42    Partner, Leonard Green & Partners           1995           2001
                                                 since March 1995. Managing Director
                                                 of Donaldson Lufkin Jenrette
                                                 Securities Corporation from March
                                                 1990 to February 1995.  Director of
                                                 Big 5 Sporting Goods, Inc.,
                                                 Communications Power and Industries,
                                                 Inc., Twin Laboratories Corporation,
                                                 Hechinger/BSQ, Diamond Auto Glass
                                                 Works, Liberty Group Publishing and
                                                 Leslie's Poolmart, Inc.

          Robert A. Davidow                56    Director and Vice Chairman of WHX           1993           1999
                                                 Corporation;  private investor.

          Stuart A. Krieger                81    Business Consultant.                        1978           2000

          Daniel Lembark                   74    Financial consultant and Certified          1978           2001
                                                 Public Accountant.

          Ben Winters                      78    Business Consultant.                        1978           2000


(1) Unless otherwise indicated, principal occupation or occupations shown have been such for a period of at least five years in the aggregate.

(2) Date shown for term of service indicates commencement of service as a director of the Company or Arden-Mayfair.

Identification of Executive Officers

         Below is set forth certain information about each of the executive officers of the Company as of March 5, 1999:


             Name                  Age                             Position(s)
             ----                  ---                             -----------
   Bernard Briskin                  74     Chairman of the Board of Directors, President and Chief
                                           Executive Officer of the Company and Arden-Mayfair, and
                                           Chairman of the Board of AMG Holdings and Gelson's Markets.


   Ernest T. Klinger                63     Vice President Finance and Administration and Chief Financial
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

Mr. Klinger has been Vice President Finance and Administration and Chief Financial Officer of the Company since October 1986. Between January 1983 and September 1986 he held the position of Vice President Finance and Treasurer and Chief Financial Officer of the Company. In 1989, he was appointed
Secretary/Treasurer of Gelson's Markets and in 1993 was appointed
Secretary/Treasurer of AMG Holdings.

Except for Mr. Briskin, who has an employment agreement, all officers serve at the pleasure of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

         GENERAL

         The following table sets forth the total annual and long-term compensation paid or accrued by the Company and its subsidiaries in connection with all businesses of the Company and its subsidiaries to or for the account of the Chief Executive Officer of the Company and each other executive officer of the Company whose total annual salary and bonus for the fiscal year ended January 2, 1999 exceeded in the aggregate $100,000.


                                                                        Long Term
                                                                  ----Compensation---
                       ----------Annual Compensation------------      ---Awards---
                                                                       Securities-
                                                                        Underlying      All Other
        Name and                                                         Options/        Compen-
       Principal                                                            SARS          sation
       Position        Year      Salary ($)            Bonus ($)           (#)(1)        ($)(2)(3)
       ---------       ----      ----------            ---------           ------        ---------
   Bernard Briskin,    1998       507,000                599,297                          12,800
   Chief Executive     1997       500,000                496,780                          12,800
   Officer             1996       450,177                191,632                           9,000

   Ernest T. Klinger,  1998       190,000                 40,000            7,000         12,800
   CFO, VP Finance     1997       190,000                 40,000                          12,800
   and Administration  1996       190,000                 40,000                           9,000


(1) The Company did not grant to Mr. Briskin or Mr. Klinger any restricted stock or stock options and made no payout to them on any long-term incentive plan in fiscal years 1998, 1997 or 1996. The Company granted units for stock appreciation rights ("SAR") covering 7,000 shares of Class A Common Stock to Mr. Klinger in 1998. See Note 9 of Notes to Financial Statements.

(2) Includes the Company contribution to the Arden Group, Inc. 401(k) Retirement Savings Plan and the Arden Group, Inc. Stock Bonus Plan. In 1998, Messrs. Briskin and Klinger were each allocated $12,800 to their 401(k) account and $0 to their Stock Bonus Plan account.

(3) Perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the compensation received by the named officers in any of the years for which compensation information is reported.

      The following table sets forth certain information on SAR grants in fiscal 1998 to the named executive officers:





                                      SAR GRANTS IN LAST FISCAL YEAR


                                             Individual Grants                     Potential Realizable Value at
                             -------------------------------------------------        Assumed Annual Rates of
                             Number of    Percent of                                  Stock Price Appreciation
                             Securities   Total SARs                                       For SAR Term
                             Underlying   Granted to    Exercise                 ----------------------------------
                                SARs       Employees    or Base
                              Granted      in Fiscal     Price      Expiration
              Name              (#)          Year        ($/Sh)       Date        0%($)        5%($)       10%($)
              ----              ---          ----        ------       ----        -----        -----       ------
         Bernard Briskin         0            0%           $0         N/A          $0           $0           $0

         Ernest T. Klinger     7,000        41.2%         $40      11/17/2003    $7,000      $86,000     $182,000


The following table provides information on the exercise of SARs by the named executive officers in fiscal 1998 and the number of each officers' SARs that were unexercised at January 2, 1999 (none of which were then in-the-money):


                  AGGREGATED SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL
                                 YEAR-END UNEXERCISED SARS

                                                                                        Number of Securities
                                                                                       Underlying Unexercised
                                                                                              SARs at
                                                                                          Fiscal Year-End
                                                                                                (#)

                                            Shares Acquired         Value Realized          Exercisable/
                           Name             on Exercise (#)               ($)               Unexercisable
                           ----             ---------------               ---               --------------
               Bernard Briskin                     0                      0                     0/0

               Ernest T. Klinger                   0                      0                   0/7,000

EMPLOYMENT AGREEMENT

The compensation of Mr. Bernard Briskin, the Chief Executive Officer of the Company, is established under an Employment Agreement dated May 13, 1988, as amended by Amendment to Employment Agreement dated April 27, 1994 (the "Employment Agreement") which was further amended in January 1998, effective January 1, 1997 (the "Amended Employment Agreement"). The Amended Employment Agreement extended the expiration date of the term of the Employment Agreement from January 1, 2001 to January 1, 2004, increased Mr. Briskin's base annual salary to $500,000 effective January 1, 1997, excluded from the definition of Pre-Tax Profits, upon which Mr. Briskin's bonus is determined, any arbitration award to Danka Industries, Inc. and the associated expense in 1997 as a charge to discontinued operations which had the effect of increasing the amount of Mr. Briskin's bonus in 1997 from $344,871 to $496,780, increased the maximum annual reimbursement for medical expenses for Mr. Briskin and his immediate family from $100,000 to $200,000 and provides for annual retirement compensation equal to twenty-five percent of Mr. Briskin's average base salary and bonus earned in the last three fiscal years prior to his retirement and continuation of health insurance benefits and automobile allowance. Pursuant to the terms of the Amended Employment Agreement, Mr. Briskin's base salary will be increased on January 1 of each year of the term of the Amended Employment Agreement commencing January 1, 1998 based upon increases in the Consumer Price Index subject, however, to a maximum annual increase of 4%. His annual bonus will equal 2-1/2% of the Company's first $2,000,000 of Pre-Tax Profits (as defined in the Amended Employment Agreement) plus 3-1/2% of Pre-Tax Profits in excess of $2,000,000. In addition, if he becomes permanently disabled, dies or his employment is terminated prior to January 1, 2004, the cumulative unpaid portion of two notes from Mr. Briskin to the Company, in the amount of $215,000 as of March 5, 1999, will be forgiven. The maturity dates of the two notes was extended to December 31, 2003 with equal annual principal payments of $40,000 plus interest at 6% per annum.

REMUNERATION OF DIRECTORS

Non-employee directors are compensated for their services as directors at an annual rate of $22,800, plus $1,000 for each Board meeting attended and $1,000 for attendance at each committee meeting. Non-employee directors who serve as committee chairmen are entitled to an additional $4,200 per year. In 1996, the Company awarded Frederick A. Schnell, who had served as a Director of the Company through June 19, 1996, payment of $50,000 in recognition of his over 20 years of service as a Director of the Company. Such sum was payable in three installments of $8,000, $24,000 and $18,000 in September 1996, January 1997 and January 1998, respectively. Mr. Briskin is an employee of the Company and does not receive the compensation otherwise payable to directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board of Directors has a Compensation Committee. In 1998 the Compensation Committee was comprised of the following directors, none of whom are or have been officers of the Company:

                                  John G. Danhakl, Chairman
                                  Robert A. Davidow
                                  Daniel Lembark

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (a)  Security Ownership of Certain Beneficial Owners

         The following table sets forth information as of March 5, 1999 relating to the stockholdings of persons known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities:


                                                                              Amount and Nature
            Name and Address of                                                 of Beneficial      Percent of       Percent of
              Beneficial Owner                       Title of Class             Ownership (1)         Class         Total Vote
              ----------------                       --------------             -------------         -----         ----------

City National Bank, as Trustee of the        Class A Common Stock                   257,026           11.6%           1.6%
Company's Stock Bonus Plan and Trust (the
"Stock Bonus Plan")
500 North Roxbury Drive, Suite 500
Beverly Hills, CA 90210

Bernard Briskin                              Class A Common Stock                   620,949 (2)       28.0%           3.9%
Arden Group, Inc.
9595 Wilshire Blvd., Suite 411
Beverly Hills, CA 90212

Bernard Briskin                              Class B Common Stock                 1,362,496          99.5%           85.7%


(1) Unless otherwise indicated to the contrary, all beneficial owners have sole investment and voting power. For purposes of this table, 1,357,200 shares of Company Class A Common Stock, which are held by AMG Holdings, are not deemed to be outstanding.

(2) This amount includes the following shares: (i) 186,096 shares held in trust (of which Mr. Briskin is a trustee) for the benefit of Mr. Briskin, his children and his mother; and (ii) 98,012 shares held in an Individual Retirement Account by Mr. Briskin's wife. Mr. Briskin disclaims any beneficial ownership of the shares set forth in clause (ii) hereof. Mr. Briskin shares voting and investment power with respect to the shares referred to in clause (i), and he has no voting or investment power with respect to the shares referred to in clause (ii). Nothing herein should be construed as an admission that Mr. Briskin is in fact the beneficial owner of any of these shares.

If Mr. Briskin converted all of his Class B Common Stock to Class A Common Stock (convertible on a share for share basis) his and his spouse's beneficial ownership of Class A Common Stock would be increased to 1,983,445 shares or 55.3% of the total shares outstanding as of March 5, 1999.

(b)  Security Ownership of Management

     The following table shows, as of March 5, 1999, the beneficial ownership of the Company's equity securities by each director, executive officer and by all directors and executive officers as a group:


                                                                      Amount and Nature of                 Percent
                                                                      Beneficial Ownership     Percent     of Total
Name of Beneficial Owner                    Title of Class                     (1)            of Class      Vote
------------------------                    --------------            --------------------    --------      ----

Bernard Briskin                          Class A Common Stock          620,949(2)                  28.0%     3.9%
                                         Class B Common Stock        1,362,496                     99.5%    85.7%
John G. Danhakl                          Class A Common Stock                0
Robert A. Davidow                        Class A Common Stock                0
Ernest T. Klinger                        Class A Common Stock            1,372(3)                   (4)       (5)
Stuart A. Krieger                        Class A Common Stock                0
Daniel Lembark                           Class A Common Stock                0
Ben Winters                              Class A Common Stock              500                      (4)       (5)

All directors and executive officers     Class A Common Stock          622,821(2)(3)              28.1%      3.9%
as a group (7 persons)                   Class B Common Stock        1,362,496                    99.5%     85.7%



(1) Unless otherwise indicated to the contrary, all beneficial owners have sole investment and voting power. The number of outstanding shares of Company Class A Common Stock on which the percentages shown in this table are based does not include 1,357,200 shares of Company Class A Common Stock held by AMG Holdings.

(2) See note (2) to the table under "Security Ownership of Certain Beneficial Owners" set forth above.

(3)  Includes shares held in the Stock Bonus Plan for their accounts.

(4)  Did not exceed 1% of the outstanding shares of the class.

(5)  Did not exceed 1% of the total vote.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the purchase by Mr. Briskin of shares of the Company's Class A Common Stock in 1979 and 1980, the Company loaned Mr. Briskin $212,500 and $303,750, respectively. Effective January 1, 1997 the terms of the notes were modified to extend the maturity date to December 31, 2003 from December 31, 2000 and to reduce the annual principal payments to $40,000 from $73,750 plus interest at 6% per annum. The highest cumulative outstanding balance of the two loans was $255,000 during 1998 and was $215,000 as of March 5, 1999.

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

ARDEN GROUP, INC.

                                                                       Date
                                                                       ----

By       BERNARD BRISKIN
         -----------------------------------------------------------  3/25/99
         Bernard Briskin, Chairman of the Board,
         President and Chief Executive Officer

By       ERNEST T. KLINGER
         -----------------------------------------------------------  3/25/99
         Ernest T. Klinger, Vice President Finance and
         Administration and Chief Financial Officer
         (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. The undersigned have also relied upon the reports of the registrant's independent accountants at page 25.

                                                                       Date
                                                                       ----
         BERNARD BRISKIN
         -----------------------------------------------------------  3/25/99
         Bernard Briskin, Director and Chairman of the Board

         JOHN G. DANHAKL
         -----------------------------------------------------------  3/25/99
         John G. Danhakl, Director

         ROBERT A. DAVIDOW
         -----------------------------------------------------------  3/25/99
         Robert A. Davidow, Director

         STUART A. KRIEGER
         -----------------------------------------------------------  3/25/99
         Stuart A. Krieger, Director

         DANIEL LEMBARK
         -----------------------------------------------------------  3/25/99
         Daniel Lembark, Director

         BEN WINTERS
         -----------------------------------------------------------  3/25/99
         Ben Winters, Director

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

             -------------------------------------------------------

                          INDEX TO FINANCIAL STATEMENTS
                              AND SUPPLEMENTAL DATA

                                 ---------------
                                                                          Page

Report of Independent Accountants..........................................25

Financial Statements:

         Balance Sheets, January 2, 1999 and January 3, 1998...............26
         Statements of Operations and Comprehensive Income for fiscal years 1998, 1997 and 1996.........................................27
         Statements of Stockholders' Equity for fiscal years 1998,
         1997 and 1996.....................................................28
         Statements of Cash Flows for fiscal years 1998, 1997 and 1996.....29
         Notes to Financial Statements.....................................31

               The financial statements include the Registrant's subsidiary (Arden-Mayfair, Inc.) and the subsidiaries of Arden-Mayfair, Inc.

Selected Quarterly Financial Data (Unaudited)..............................47



Schedules are omitted because of the absence of the conditions under which they are required.

                        REPORT OF INDEPENDENT ACCOUNTANTS

                                  ------------



To the Stockholders of
Arden Group, Inc.

In our opinion, the consolidated financial statements listed in the index on page 24 of this Form 10-K present fairly, in all material respects, the financial position of Arden Group, Inc. and its subsidiary at January 2, 1999 and January 3, 1998, and the consolidated results of their operations and comprehensive income, and their cash flows for each of the three fiscal years in the period ended January 2, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                       PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
March 12, 1999

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

             -------------------------------------------------------

                                BALANCE SHEETS


(In Thousands, Except Share and Per Share Data)
--------------------------------------------------------------------------------------------------------------------

ASSETS                                                                     January 2, 1999           January 3, 1998

--------------------------------------------------------------------------------------------------------------------
Current assets:
    Cash                                                                      $ 13,647                  $  7,099
    Marketable securities                                                       19,524                    15,623
    Accounts and notes receivable, net                                           5,454                     6,310
    Inventories                                                                 10,796                    11,552
    Other current assets                                                         1,865                     1,626

--------------------------------------------------------------------------------------------------------------------
           Total current assets                                                 51,286                    42,210

Property for resale or sublease                                                  1,326                     4,051
Property, plant and equipment, net                                              37,759                    39,163
Other assets                                                                     2,755                     2,702

--------------------------------------------------------------------------------------------------------------------
           Total assets                                                       $ 93,126                  $ 88,126

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------------------------------------------
Current liabilities:
      Accounts payable, trade                                                 $ 11,407                  $ 14,434
      Other current liabilities                                                 12,825                    12,409
      Current portion of long-term debt                                          1,307                     1,469

--------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                            25,539                    28,312

Long-term debt                                                                   6,369                     7,663
Deferred income taxes                                                            1,556                     2,430
Other liabilities                                                                1,304                     1,461

--------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                    34,768                    39,866

--------------------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities (Note 14)

Stockholders' equity:
      Common stock, Class A, $ .25 par value;
           3,573,688 shares issued and outstanding
           including 1,357,200 treasury shares                                     894                       894
      Common stock, Class B, $ .25 par value;
           1,368,984 shares issued and  outstanding                                342                       342
      Capital surplus                                                            3,866                     3,866
      Notes receivable from officer/director                                      (215)                     (255)
      Unrealized gain on available-for-sale securities                             393                       416
      Retained earnings                                                         56,831                    46,750

--------------------------------------------------------------------------------------------------------------------
                                                                                62,111                    52,013
      Less, treasury stock;  1,357,200 shares at cost                            3,753                     3,753

--------------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                           58,358                    48,260

--------------------------------------------------------------------------------------------------------------------
           Total liabilities and stockholders' equity                         $ 93,126                  $ 88,126

--------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

             -------------------------------------------------------

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


(In Thousands, Except Share and Per Share Data)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
                                                                      1998             1997              1996
--------------------------------------------------------------------------------------------------------------------
Sales                                                               $296,487          $274,354         $252,019

Cost of sales                                                        176,595           164,366          152,852

--------------------------------------------------------------------------------------------------------------------
           Gross profit                                              119,892           109,988           99,167

Delivery, selling, general and administrative expenses               103,882            97,127           93,245

--------------------------------------------------------------------------------------------------------------------
           Operating income                                           16,010            12,861            5,922

Interest and dividend income                                           1,453             1,536            1,728

Other income (expense), net                                              396               588             (170)

Interest expense                                                        (764)             (702)            (879)

--------------------------------------------------------------------------------------------------------------------
       Income from continuing operations, before income taxes         17,095            14,283            6,601

Income tax provision                                                   7,014             5,586            2,622

--------------------------------------------------------------------------------------------------------------------
       Income from continuing operations, net of income taxes         10,081             8,697            3,979

Loss from discontinued operations, net of income tax benefits
    of $1,602 in 1997 and $305 in 1996                                                  (2,738)            (456)

--------------------------------------------------------------------------------------------------------------------
           Net income                                              $  10,081         $   5,959        $   3,523

--------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss), net of tax:

       Unrealized gain (loss) from available-for-sale securities:

           Unrealized holding gains (losses) arising during the period   (89)              496

           Reclassification adjustment for gains (losses) included
               in net income                                              66               (80)

--------------------------------------------------------------------------------------------------------------------
       Net unrealized gain (loss), net of income tax expense
          (benefits) of $(9) for 1998 and $275 for 1997                  (23)              416

--------------------------------------------------------------------------------------------------------------------

          Comprehensive income                                     $  10,058         $   6,375         $  3,523
                                                                   ---------         ---------         --------
                                                                   ---------         ---------         --------

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Basic net income per common share:

       Income from continuing operations                          $     2.81         $    2.10         $    .89

       Loss from discontinued operations                                                  (.66)            (.10)

--------------------------------------------------------------------------------------------------------------------
           Net income                                             $     2.81         $    1.44         $    .79

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                         3,585,472         4,131,060        4,460,860

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

             -------------------------------------------------------

                       STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Data)

------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
                                                                        1998              1997            1996
------------------------------------------------------------------------------------------------------------------
Common stock, Class A:
    Balance, beginning of year                                    $      894      $      1,106         $ 1,132

    Purchase and retirement of stock (850,476
       and 103,536 shares, respectively)                                                  (212)            (26)

------------------------------------------------------------------------------------------------------------------
             Balance, end of year                                        894               894           1,106

------------------------------------------------------------------------------------------------------------------
Common stock, Class B:
             Balance, beginning and end of year                          342               342             342

------------------------------------------------------------------------------------------------------------------
Capital surplus:
    Balance, beginning of year                                         3,866             4,531           4,613
    Purchase and retirement of common stock                                               (665)            (82)

------------------------------------------------------------------------------------------------------------------
             Balance, end of year                                      3,866             3,866           4,531

------------------------------------------------------------------------------------------------------------------
Notes receivable from officer/director:
    Balance, beginning of year                                          (255)             (369)           (369)
    Principal paid                                                        40               114

------------------------------------------------------------------------------------------------------------------
             Balance, end of year                                       (215)             (255)           (369)

------------------------------------------------------------------------------------------------------------------
Unrealized gain (loss) on available-for-sale securities:
    Balance, beginning of year                                           416
    Unrealized gain (loss)                                               (23)              416

------------------------------------------------------------------------------------------------------------------
             Balance, end of year                                        393               416

------------------------------------------------------------------------------------------------------------------
Retained earnings:
    Balance, beginning of year                                        46,750            53,880          51,862
    Net income for the year                                           10,081             5,959           3,523
    Purchase and retirement of common stock                                            (13,089)         (1,505)

------------------------------------------------------------------------------------------------------------------
             Balance, end of year                                     56,831            46,750          53,880

------------------------------------------------------------------------------------------------------------------
Stockholders' equity before treasury stock                            62,111            52,013          59,490

Treasury stock, at cost                                               (3,753)           (3,753)         (3,753)

------------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                           $   58,358      $     48,260         $55,737

------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

             -------------------------------------------------------
                            STATEMENTS OF CASH FLOWS


(In Thousands)
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
                                                                      1998             1997              1996

------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Cash received from customers                                  $  296,751         $ 274,683        $ 252,482
    Cash paid to suppliers and employees                            (278,213)         (254,622)        (242,869)
    Sales (purchases) of trading securities, net                                         8,851           (1,311)
    Interest and dividends received                                    1,449             1,683            1,678
    Interest paid                                                       (751)             (705)            (878)
    Income taxes paid                                                 (6,689)           (3,831)          (2,694)

------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                    12,547            26,059            6,408

------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Capital expenditures                                              (4,244)           (7,896)         (12,841)
    Deposits for property in escrow                                                                       2,664
    Transfer to discontinued operations                                                 (2,575)            (456)
    Purchases of available-for-sale securities                        (3,793)           (3,202)
    Sales of available-for-sale securities                               268             1,380
    Proceeds from the sale of property, plant and
       equipment, liquor licenses and leasehold
       interests                                                       3,171               163            2,338
    Payments received on notes from the sale of
       property, plant and equipment and liquor
       licenses                                                                             53                3

------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                        (4,598)          (12,077)          (8,292)

------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Purchase and retirement of stock                                                   (13,966)          (1,613)
    Principal payments on long-term debt                              (1,188)             (799)            (752)
    Principal payments under capital lease obligations                  (230)             (205)            (325)
    Loan payments received from officer/director                          40               114
    Proceeds from equipment financing                                                    2,500
    Purchase of Company debentures                                       (23)                               (55)

------------------------------------------------------------------------------------------------------------------
         Net cash used in financing activities                        (1,401)          (12,356)          (2,745)

------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                        6,548             1,626           (4,629)

Cash at beginning of year                                              7,099             5,473           10,102

------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                 $ 13,647        $    7,099       $    5,473

------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
                                                                      1998             1997              1996

------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
      BY OPERATING ACTIVITIES:

Net income                                                         $  10,081          $  5,959         $  3,523

Adjustments to reconcile net income to net cash provided by operating activities:
       Loss from discontinued operations                                                 2,738              456
       Depreciation and amortization                                   5,618             5,111            4,686
       Unrealized loss on trading securities                                                                151
       Provision for losses on accounts and
          notes receivable                                                92                62               55
       Deferred income taxes                                            (865)              270              578
       Net loss (gain) from the disposal of property,
          plant and equipment, liquor licenses
          and early lease terminations                                  (409)              731             (556)
       Realized gains on marketable securities, net                     (408)             (605)
       Gain on purchase of 7% debentures                                  (2)                                (5)


Change in assets and liabilities net of effects from noncash investment and financing activities:

    (Increase) decrease in assets:
       Marketable securities                                                             8,851           (1,347)
       Accounts and notes receivable                                     794             1,639                8
       Inventories                                                       756              (824)            (556)
       Other current assets                                             (239)             (274)            (456)
       Other assets                                                     (103)              (90)            (548)


    Increase (decrease) in liabilities:
       Accounts payable and other accrued expenses                    (2,611)            3,847              492
       Deferred income taxes on unrealized gains                                          (275)
       Other liabilities                                                (157)           (1,081)             (73)

------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                          $  12,547          $ 26,059         $  6,408

------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

             -------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                -----------------


1.   Accounting Policies

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

     FISCAL YEAR

     The Company operates on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the financial statements included herein ended on January 2, 1999 (52-weeks), January 3, 1998 (53-weeks) and December 28, 1996 (52-weeks).

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

     MARKETABLE SECURITIES

     Marketable securities consist of mutual funds, fixed-income securities, preferred stock, common stock, mortgage-backed government securities and collateralized mortgage obligations. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. By policy, the Company invests primarily in high-grade marketable securities. All marketable securities are defined as trading securities or available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

     ACCOUNTS AND NOTES RECEIVABLE

     The Company closely monitors extensions of credit and has not experienced significant losses related to its receivables. At January 2, 1999, the Company did not have significant credit risk concentrations. No single group or customer represents greater than 2% of total accounts and notes receivable. Issuance costs related to Gelson's charge cards are not significant and are expensed as incurred.

     INVENTORIES

     The cost of supermarket nonperishable inventories is determined by the retail inventory method using the last-in, first-out (LIFO) method, which is lower than market. Perishable inventories are valued at the lower of cost (first-in, first-out or average) or market.

     PROPERTY FOR RESALE OR SUBLEASE

     It is the Company's policy to make available for sale or sublease property considered by management as excess and no longer necessary for the operations of the Company. The aggregate carrying values of such owned property and property under capital leases are periodically reviewed and adjusted downward to market, when appropriate.

     PROPERTY, PLANT AND EQUIPMENT

     Owned property, plant and equipment is valued at cost. Depreciation is provided on the straight-line method at rates ranging from three to twenty years based on the estimated useful lives of individual assets or classes of assets. Improvements to leased properties or fixtures are amortized over their estimated useful lives or lease period, whichever is shorter.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS 107, "Disclosure About Fair Value of Financial Instruments" requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments. The fair value of long-term debt closely approximates its carrying value. The Company uses quoted market prices, when available, or discounted cash flows to calculate these fair values.

     LONG-LIVED ASSETS

     In fiscal year 1996, the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The adoption of SFAS 121 had no impact on the Company's financial position or on its results of operations.

     In accordance with SFAS 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the individual stores and consolidated undiscounted net cash flows for long-lived assets not identifiable to individual stores compared to the related carrying value.

     ENVIRONMENTAL COSTS

     Costs incurred to investigate and remediate contaminated sites are expensed as incurred.

     STORE OPENING COSTS

     Noncapital expenditures incurred in opening a new store are expensed as incurred.

     ADVERTISING AND SALES PROMOTION COSTS

     Advertising and sales promotion costs are expensed as incurred and totaled $1,504,000, $1,496,000 and $2,075,000 in 1998, 1997 and 1996, respectively.

     INCOME TAXES

     The Company accounts for income taxes under the provisions of SFAS 109, "Accounting for Income Taxes." Under SFAS 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

     NET INCOME PER COMMON SHARE

     SFAS 128, "Earnings Per Share," was adopted in the fourth quarter of 1997 and supersedes the Company's previous standards for computing net income per share under Accounting Principles Board Opinion No. 15. The new standard requires dual presentation of net income per common share and net income per common share assuming dilution on the face of the income statement. Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. The Company does not have any dilutive shares for any of the three fiscal years in the period ended January 2, 1999. The financial statements present basic net income per share.

     COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income," was adopted during the first quarter of 1998. The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes unrealized gains and losses on debt and equity securities classified as available-for-sale and included as a component of stockholders' equity.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

     RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current year presentation.

     SEGMENT INFORMATION

     In fiscal year 1998, the Company adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The Company operates exclusively in the supermarket business in the greater Los Angeles, California area. Consequently, SFAS 131 does not result in any additional reporting requirements for the Company.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2000. The Company does not believe that the new standard will have a material impact on the Company's financial statements.

2.   Marketable Securities

     Marketable securities are carried on the balance sheet at their fair value.


--------------------------------------------------------------------------------
                                                       Unrealized
      (In Thousands)                          Cost     Gain (Loss)   Fair Value

--------------------------------------------------------------------------------
      As of January 2, 1999:

         Available-for-sale securities:
           Mutual funds                     $15,829     $   625        $16,454
           Equity securities                  3,000          70          3,070
           Debt securities                      578        (578)
                                            -------     -------        -------
           Total                            $19,407     $   117        $19,524
                                            -------     -------        -------
                                            -------     -------        -------

      As of January 3, 1998:

         Available-for-sale securities:
           Mutual funds                     $14,529     $   843        $15,372
           Equity securities                    254          (3)           251
           Debt securities                      578        (578)
                                            -------     -------        -------
           Total                            $15,361     $   262        $15,623
                                            -------     -------        -------
                                            -------     -------        -------


      Realized gains/(losses) from sale of securities were ($4,000), $605,000 and $36,000 in 1998, 1997 and 1996, respectively.

3.       Accounts and Notes Receivable, Net


----------------------------------------------------------------------------------------------

(In Thousands)                                       January 2, 1999          January 3, 1998

----------------------------------------------------------------------------------------------
      Accounts receivable, trade                         $4,238                    $4,600
      Notes receivable                                      392                       452
      Other accounts receivable                           1,385                     1,882
                                                         ------                    ------
                                                          6,015                     6,934

      Less:  Allowance for doubtful accounts and
             notes receivable                              (561)                     (624)
                                                         ------                    ------
                                                         $5,454                    $6,310
                                                         ------                    ------
                                                         ------                    ------

     The provision for doubtful accounts and notes receivable in 1998, 1997 and 1996 was approximately $92,000, $62,000 and $55,000, respectively.

4.   Inventories

     Inventories valued by the LIFO method ($8,632,000 in 1998, $9,545,000 in 1997 and $9,271,000 in 1996) would have been $2,807,000, $2,570,000 and
     $2,394,000 higher at January 2, 1999, January 3, 1998 and December 28, 1996, respectively, if they had been stated at the lower of FIFO cost or market. The LIFO effect on net income and income per share in 1998, 1997 and 1996 was a decrease of approximately $143,000 ($.04 per share), $105,000 ($.03 per share) and $67,000 ($.02 per share), respectively.

5.   Property, Plant and Equipment, Net


--------------------------------------------------------------------------------------------------------------------

      (In Thousands)                                                    January 2, 1999            January 3, 1998

--------------------------------------------------------------------------------------------------------------------

      Land                                                                    $ 8,058                   $ 7,732
      Buildings and improvements                                                9,637                     9,661
      Store fixtures and office equipment                                      21,299                    20,565
      Transportation equipment                                                  1,544                     1,701
      Machinery and equipment                                                     789                       874
      Leasehold improvements                                                   25,186                    24,972
      Assets under capital leases                                               3,058                     3,058
      Assets under construction                                                 1,677                       479
                                                                             --------                  --------
                                                                               71,248                    69,042

      Accumulated depreciation and amortization                               (33,489)                  (29,879)
                                                                             --------                  --------
                                                                              $37,759                   $39,163
                                                                             --------                  --------
                                                                             --------                  --------


     As of January 2, 1999, approximately $8,687,000 of property, plant and equipment (at cost) was fully depreciated.

6.   Other Current Liabilities

--------------------------------------------------------------------------------------------------------------------

      (In Thousands)                                                    January 2, 1999            January 3, 1998

--------------------------------------------------------------------------------------------------------------------
      Compensated absences                                                   $  3,194                   $   3,032
      Taxes (including taxes collected from others
          of $1,134 and $1,259, respectively)                                   3,965                       3,689
      Other                                                                     5,666                       5,688
                                                                            ---------                   ---------
                                                                              $12,825                     $12,409
                                                                            ---------                   ---------
                                                                            ---------                   ---------


7.    Long-Term Debt



-----------------------------------------------------------------------------------------------------------------

                                                          Current                            Non-Current
                                              -----------------------------         -----------------------------
                                              January 2,         January 3,         January 2,         January 3,
      (In Thousands)                             1999               1998               1999               1998

-----------------------------------------------------------------------------------------------------------------
      Notes payable                            $ 1,050           $ 1,239              $ 2,050          $ 3,062
      Obligations under capital
           leases                                  257               230                3,091            3,348
      7% Subordinated income
           debentures due
           September 1, 2014                                                            1,228            1,253
                                               -------           -------              -------          -------
                                               $ 1,307           $ 1,469              $ 6,369          $ 7,663
                                               -------           -------              -------          -------
                                               -------           -------              -------          -------


      At January 2, 1999, the approximate principal payments required on long-term debt for each fiscal year are as follows (in thousands):


      1999                                           $    1,307
      2000                                                1,338
      2001                                                  822
      2002                                                  862
      2003                                                  405
      Thereafter                                          2,942
                                                     ----------
                                                     $    7,676
                                                     ----------
                                                     ----------


     The Company has a 24 month loan agreement for a credit facility with a bank establishing a revolving line of credit in the amount of $9,000,000 with a standby letter of credit subfacility in the amount of $5,000,000, and a $10,000,000 non revolving line of credit providing for term loans. Major provisions of the agreement include interest on the revolving loan at the bank's reference rate or at the bank's adjusted LIBOR rate plus .9% and interest on the term loan at .9% or 1.30% above the bank's 5 year Treasuries rate. Additionally, there are certain minimum requirements as to the Company's equity, working capital and debt-to-equity relationships. The Company also has a one year revolving line of credit with another bank in the amount of $3,000,000 with interest at the bank's reference rate. At the end of 1998 and 1997 there were no amounts borrowed under either of the revolving lines of credit.

     Notes payable: In 1997 and 1995, the Company borrowed $2,500,000 (at 6.76%) and $2,750,000 (at 6.18%), respectively, from its $10,000,000 non revolving line of credit to finance the purchase of supermarket equipment. Both borrowings are five year, fully amortized notes.

     Debentures: The indenture relating to the 7% (6% prior to November 7, 1978) subordinated income debentures ("7% Debentures"), due September 1, 2014, provides for interest payable semiannually on March 1 and September 1 to the extent that current annual net income (consolidated net income before income taxes and interest accrued on the 7% Debentures) is sufficient therefore, or at the discretion of the Company, out of available retained earnings. No accrued interest was in arrears as of January 2, 1999.

     The aggregate fair market value of long-term debt approximates its carrying value.

8.   Capital Stock

     A four-for-one stock split of each class of the Company's common stock in the form of a stock dividend was distributed on July 15, 1998 to holders of record on June 29, 1998. Stockholders received three additional shares of Class A common stock ("Class A") for each share of Class A held and three additional shares of Class B common stock ("Class B") for each share of Class B held. The stock split allowed the Company to maintain compliance with the public float requirements for continued listing on the NASDAQ National Market System. Common stock, capital surplus, and all share and per share data have been restated to reflect the stock split.

     Class A Common Stock: The Company is authorized to issue 10,000,000 shares of Class A common stock, par value $.25 per share. At January 2, 1999 and January 3, 1998, shares issued were 3,573,688 including 1,357,200 treasury shares. In the third quarter of 1997, the Company completed a self-tender offer by purchasing 212,619 shares (before the stock split) at $65.00 per share. In 1996, the Company purchased 25,884 shares (before the stock split) at an average price of $62.29 per share. The Class A common stock has one vote per share on all matters on which stockholders are entitled to vote or consent.

     Class B Common Stock: The Company is authorized to issue 1,500,000 shares of Class B common stock, par value $.25 per share. At January 2, 1999 and January 3, 1998 there were 1,368,984 shares issued and outstanding. The Class B common stock has ten votes per share on virtually all matters on which shareholders are entitled to vote or consent. Transfer of Class B common stock is restricted to other Class B stockholders and certain other classes of transferees. Class B common stock is convertible, at the option of the holder, into Class A common stock on a share-for-share basis. The Class B common stock is also automatically converted into Class A common stock under certain circumstances, including upon the transfer of such stock to a transferee other than another Class B stockholder and certain other classes of transferees. There were 1,000 shares of Class B common stock converted to Class A common stock in 1996. No shares were converted in 1998 or 1997. Cash or property dividends on Class B common stock are restricted to an amount equal to 90% of any dividend paid on Class A common stock.

9.   Stock Options

     In 1998, the Company adopted a Non-Officer and Non-Director Stock Option Plan (the "Stock Option Plan") which provides for the granting of stock options to key employees to purchase up to 35,000 shares of the Company's Class A common stock. The objective of this plan is to attract and retain quality personnel and to promote the success of the Company by providing employees the opportunity to share in its growth.

     As of January 2, 1999, the Company had granted 30,000 stock options at an exercise price of $40 per share. All of these options vest after the first year at 25% each year over a four year period and expire 5 years from the date of grant. The exercise price of stock options granted under the Stock Option Plan is equal to the fair market value of the Company's Class A Common Shares on the date of grant.

     The Company accounts for its Stock Option Plan using the intrinsic value based method prescribed in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized in the Company's Statement of Operations and Comprehensive Income for the year ended January 2, 1999. SFAS 123, "Accounting for Stock-Based Compensation," encourages adoption of a fair value based method for valuing the cost of stock-based compensation. However, it allows companies to use the intrinsic value based method prescribed by APB 25 and disclose pro forma net earnings and earnings per share in accordance with SFAS 123. Had compensation expense for the Company's Stock Option Plan been determined under SFAS 123 using the fair value based method, the Company's pro forma net earnings and net earnings per share would not have been affected for the fiscal year ended January 2, 1999.

     The fair value of options granted during 1998 estimated on the date of grant using the Black-Scholes option-pricing model was $16.43. The fair value was calculated using the following assumptions:

     Risk-free interest rate                     4.9%
     Expected dividend yield                       0%
     Expected option life                      4 yrs.
     Expected stock price volatility            45.7%

     The effects of applying SFAS 123 for the pro forma disclosures are not necessarily indicative of the effects expected on current or future net earnings and net earnings per share as the valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns.

     In 1998, the Company also adopted a Phantom Stock Option Plan (the "Phantom Plan") which provides for the granting of units covering up to 35,000 shares of the Company's Class A Common Stock to persons who are at the vice president or higher level of the Company. Each unit entitles the holder to receive upon exercise thereof the excess of the fair market value of a share of Class A Common Stock on the date of exercise over the fair market value of such share on the date specified by the committee administrating the Phantom Plan at the time of grant. All of the units vest after the first year at 25% each year over a four year period and expire five years from the date of grant. During 1998, the Company granted units covering 17,000 shares of Class A Common Stock to certain officers of the Company exercisable at $40 per share. For the year ended January 2, 1999 the Company incurred no compensation expense.

10.  Retirement Plans

     The Company contributes to multi-employer union pension plans administered by various trustees which may be deemed to be defined benefit plans. Contributions to these plans are based upon negotiated wage contracts. Information relating to accumulated benefits and fund assets as they may be allocable to the participants at January 2, 1999 is not available. The Company's total union pension expense for all plans for 1998, 1997 and 1996 amounted to $2,127,000, $937,000 and
     $906,000, respectively. The Company's 1998 expense is higher due to the reinstatement in April 1998 of an average monthly union pension contribution of $275,000 which was not in effect in 1997 or 1996. The contribution was suspended again in September, but could be reinstated in 1999.

     The Company has a noncontributory, trusteed stock bonus plan which is qualified under Section 401 of the Internal Revenue Code of 1986, as amended. All nonunion employees over 18 years of age who complete 1,000 hours of service within the year ending on the anniversary date of employment are eligible to become participating employees in the plan. Contributions to the plan for any fiscal year, as determined by the Board of Directors, are discretionary, but in no event will they exceed 15% of the annual aggregate salaries of those employees eligible for participation in the plan. Contributions must be invested in the Company's Class A common stock with excess cash being invested in certain government-backed securities. Contributions to the plan are allocated among eligible participants in the proportions of their salaries to the salaries of all participants. Contributions accrued for the plan in 1998, 1997 and 1996 were $0, $135,000 and $133,000, respectively.

     The Arden Group, Inc. 401(k) Retirement Savings Plan (the "Company Savings Plan") covers all nonunion employees of the Company and its subsidiaries who have attained the age of 18 and have completed at least one year of service with any of such companies. The Company Savings Plan provides that, with certain limitations, a participating employee may elect to contribute up to 15% of such employee's annual compensation to the Company Savings Plan on a tax-deferred basis, subject to a limitation that the annual elective contribution may not exceed an annual indexed dollar limit determined pursuant to the Internal Revenue Code ($10,000 in 1998). Annual matching contributions are made by the Company each year for those participants whose annualized gross earnings for the previous year were $45,000 or less, and such matching contribution was $7,000 in 1998, $10,000 in 1997 and $8,000 in 1996. An additional discretionary amount of $539,000 was accrued in 1998 and contributed to the plan in early 1999. Similarly, $406,000 was accrued in 1997 and contributed to the plan in early 1998 and $263,000 was accrued in 1996 and contributed in early 1997.

     An employment agreement with a key executive officer provides for annual retirement compensation equal to 25% of his average base salary and bonus earned in the last three years prior to his retirement. The obligation determined on an actuarial basis is being accrued over the seven year term of his agreement. In 1998, the Company accrued $226,000 toward this benefit.

11.  Income Taxes




     Income (loss) before income taxes and the related income tax expense (benefit) are as follows:


---------------------------------------------------------------------------------------------------------------

     (In Thousands)                                                  1998               1997              1996

---------------------------------------------------------------------------------------------------------------
     Income (loss) before income tax:
          Continuing operations                                    $17,095             $14,283          $ 6,601
          Discontinued operations                                                       (4,340)            (761)
                                                                   -------             -------          -------
               Total                                               $17,095             $ 9,943          $ 5,840
                                                                   -------             -------          -------
                                                                   -------             -------          -------

      Income tax expense (benefit):

          Continuing Operations                                    $ 7,014             $ 5,586          $ 2,622
          Discontinued operations                                                       (1,602)            (305)
                                                                   -------             -------          -------

               Total                                               $ 7,014             $ 3,984          $ 2,317
                                                                   -------             -------          -------
                                                                   -------             -------          -------


The composition of federal and state income tax expense (benefit) is as follows:


--------------------------------------------------------------------------------------------------------------

      (In Thousands)                                                   1998            1997              1996

--------------------------------------------------------------------------------------------------------------
      Current
           Federal                                                    $6,358            $2,701           $1,222
           State                                                       1,521             1,013              517
                                                                      ------            ------           ------
                 Total                                                 7,879             3,714            1,739

      Deferred
           Federal                                                      (760)              359              553
           State                                                        (105)              (89)              25
                                                                      ------            ------           ------
                 Total                                                  (865)              270              578
                                                                      ------            ------           ------
           Total income tax expense                                   $7,014            $3,984           $2,317
                                                                      ------            ------           ------
                                                                      ------            ------           ------

      The Company's deferred income taxes assets (liabilities) were attributable to the following:


-----------------------------------------------------------------------------------------------------------------

                                                                                  January 2,          January 3,
      (In Thousands)                                                                 1999                1998

-----------------------------------------------------------------------------------------------------------------
      Deferred tax assets
           Debt under capital leases                                               $ 1,482             $ 1,547
           Book accruals not recognized for tax until paid                           1,221               1,117
           State tax expense recognized in current period
                 for books but in following year for tax                               532                 279
           Bad debt allowance not deductible for tax
                 until year of write-off                                               246                 267
           Other                                                                       766                 622
                                                                                   -------             -------
                 Deferred tax assets                                               $ 4,247             $ 3,832

      Deferred tax liabilities
           Deferred gain on debenture exchange                                     $(4,416)            $(4,480)
           Deferred gain on sale of property                                                              (250)
           Property leased under capital leases, net of
                 accumulated depreciation                                           (1,002)             (1,059)
           Other                                                                      (385)               (473)
                                                                                   -------             -------
                 Deferred tax liabilities                                           (5,803)             (6,262)
                                                                                   -------             -------
                 Deferred income taxes, net                                        $(1,556)            $(2,430)
                                                                                   -------             -------
                                                                                   -------             -------


     The Company has not established a valuation allowance because its deferred tax assets can be realized by offsetting taxable income in the carryback period, and also against deferred tax liabilities and future taxable income, which management believes will more likely than not be earned, based on the Company's historical earnings record.

     Reconciliation of the statutory federal rate and effective rate is as follows:


----------------------------------------------------------------------------------------------

                                               1998                1997              1996
      (In Thousands, Except                -------------      -------------     -------------
      Percentage Amounts)                  Amount   Rate      Amount   Rate     Amount   Rate

----------------------------------------------------------------------------------------------
         Federal tax at statutory
           rate                            $5,983   35.0%     $3,380   34.0%    $1,986   34.0%
         State income taxes, net of
           federal tax benefits               983    5.8%        610    6.1%       354    6.1%

         Other                                 48     .2%         (6)  (0.1)%      (23)   (.4%)
                                           --------------     ---------------   ---------------

                                           $7,014   41.0%     $3,984    40.0%   $2,317   39.7%
                                           --------------     ---------------   ---------------
                                           --------------     ---------------   ---------------

     The California Franchise Tax Board has rendered tax assessments against the Company. The Company believes the assessments are excessive and filed an appeal which resulted in a proposed settlement which is in the review process. The Company believes that any assessment will not be material and that adequate reserves have been provided for all years.

12.  Leases

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

     All leases and subleases with an initial term greater than one year are accounted for under SFAS 13, "Accounting for Leases." These leases are classified as either capital leases, operating leases or subleases, as appropriate.

     Assets Under Capital Leases: Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease. Contingent rentals associated with capital leases in 1998, 1997 and 1996 were $139,000, $107,000 and $110,000, respectively, and accordingly have been charged to expense as incurred. Following is an analysis of assets under capital leases:


---------------------------------------------------------------------------------------

      (In Thousands)                             January 2, 1999        January 3, 1998

---------------------------------------------------------------------------------------
       Buildings:
         Cost                                       $3,058                   $3,058
         Accumulated amortization                   (2,070)                  (1,957)
                                                    -------                  -------
                                                    $  988                   $1,101
                                                    -------                  -------
                                                    -------                  -------


     Also, included in property for sublease are two properties classified as capital leases with aggregate net book values of $1,297,000 and $1,372,000 as of the end of 1998 and 1997, respectively.

     Future minimum lease payments for the above assets under capital leases at January 2, 1999 are as follows (in thousands):


     1999                                                   $   637
     2000                                                       637
     2001                                                       637
     2002                                                       637
     2003                                                       637
      Thereafter                                              2,120
                                                            -------

     Total minimum obligations                                5,305
     Executory costs                                            (41)
                                                            -------

     Net minimum obligations                                  5,264
     Interest                                                (1,916)
                                                            -------

     Present value of net minimum obligations                 3,348
     Current portions                                          (257)
                                                            -------

     Long-term obligations                                  $ 3,091
                                                            -------
                                                            -------

     Minimum capital lease obligations have not been reduced by related minimum future sublease rentals of $2,318,000.

     Executory costs include such items as property taxes and insurance.

     Operating Leases and Subleases: Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at January 2, 1999 are as follows:


---------------------------------------------------------------------------------------------

                                                               Deduct                Net
                                                              Sublease             Rental
      (In Thousands)                       Commitments         Rentals           Commitments

---------------------------------------------------------------------------------------------
      1999                                 $  4,044           $    469           $  3,575
      2000                                    4,001                465              3,536
      2001                                    3,860                382              3,478
      2002                                    3,788                330              3,458
      2003                                    3,930                337              3,593
      Thereafter                             44,258              3,510             40,748
                                           --------           --------           --------
                                            $63,881            $ 5,493            $58,388
                                           --------           --------           --------
                                           --------           --------           --------


      Rent expense under operating leases is as follows:


-------------------------------------------------------------------------------------------------------------

      (In Thousands)                                             1998              1997                1996

-------------------------------------------------------------------------------------------------------------
      Minimum rent                                               $4,776            $4,361             $4,300
      Contingent rent                                             1,222             1,192                972
                                                                -------           -------           --------
                                                                  5,998             5,553              5,272
      Sublease rentals                                           (1,203)             (975)              (798)
                                                                -------          --------           --------
                                                                 $4,795            $4,578             $4,474
                                                                -------          --------           --------
                                                                -------          --------           --------


13.  Related Party Transactions

     At January 2, 1999, the Company held two notes receivable with balances totaling $215,000 from an officer/director of the Company. These notes arose from transactions in 1979 and 1980 whereby the Company loaned the officer/director money to purchase an aggregate of 200,000 shares of the Company's Class A common stock at the then fair market value. These notes, which bear interest at the rate of 6% per annum, mature on December 31, 2003 with principal payments of $40,000 due annually prior thereto. If the officer's employment is terminated prior to January 1, 2004, the unpaid portion of the two notes would be forgiven. The loans are collateralized by 180,000 shares of Class B common stock. The receivable is shown on the balance sheets as a reduction in stockholders' equity.

14.  Commitments and Contingent Liabilities

     The Company has an employment agreement with a key executive officer which expires on January 1, 2004. In addition to a base salary, the agreement provides for a bonus based on pre-tax earnings. No maximum compensation limit exists. The compensation expensed in 1998, 1997 and 1996 was approximately $1,122,000, $1,020,000 and $673,000, respectively.

     The Company is contingently liable as a guarantor of certain leases which it has either assigned or subleased. Any liability arising as a result of these guarantees would have no significant effect on either the Company's results of operations or consolidated financial position of the Company.

     The Company and its subsidiaries are subject to a myriad of environmental laws and regulations regarding air, water and land use, and the use, storage and disposal of hazardous materials. The Company believes it substantially complies, and has in the past substantially complied, with federal, state, and local environmental laws and regulations. The Company cannot at this time estimate the expense it ultimately may incur in connection with any current or future violations, however it believes any such claims will not have a material impact on the Company's results of operations or consolidated financial position.

     The Company or its subsidiaries are defendants in a number of cases currently in litigation, being vigorously defended, in which the complainants pray for monetary damages. As of the date hereof, no estimate of potential liability, if any, is possible. Based upon current information, management, after consultation with legal counsel defending the Company's interests in the cases, believes the ultimate disposition thereof will have no material effect upon either the Company's results of operations or consolidated financial position.

15.  Arbitration Proceedings

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

     As the result of an earlier arbitration, the Company was awarded, in April 1994, $1,750,000. No income or expenses related to that award and no expenses related to the arbitration completed in 1997 were recognized in the 1994 and 1995 statements of operations of the Company. In the third and fourth quarters of 1996, arbitration costs, net of taxes, which exceeded the first arbitration award ($311,000 and $145,000, respectively) were expensed as discontinued operations.

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

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

             -------------------------------------------------------

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)




(In Thousands, Except Per Share Data)

-------------------------------------------------------------------------------------------------------------------

                            Continuing Operations             Discontinued Operations
                 ------------------------------------------   -----------------------
                            Gross                 Income                  Loss          Net       Net Income (Loss)
Quarter          Sales      Profit    Income    Per Share(2)   Loss     Per Share   Income (Loss)   Per Share(2)

-------------------------------------------------------------------------------------------------------------------
 1996
     First       $60,616   $23,646    $  134       $ .03                             $   134         $  .03
     Second       62,864    24,649       895         .20                                 895            .20
     Third        62,891    24,855     1,485         .33     $  (311)    $ ( .07)      1,174            .26
     Fourth       65,648    26,017     1,465         .33        (145)      ( .03)      1,320            .30

-------------------------------------------------------------------------------------------------------------------
 1997
     First       $64,961   $25,547    $1,785       $ .40     $(2,695)    $ ( .61)    $  (910)       $ ( .21)
     Second       65,360    26,341     2,292         .52        ( 43)      ( .01)      2,249            .51
     Third        65,897    26,445     2,349         .57                               2,349            .57
     Fourth (1)   78,136    31,655     2,271         .63                               2,271            .63

-------------------------------------------------------------------------------------------------------------------
 1998
     First       $70,294   $28,214    $2,338       $ .65                             $ 2,338        $   .65
     Second       72,862    29,608     2,139         .60                               2,139            .60
     Third        74,120    30,374     2,854         .80                               2,854            .80
     Fourth       79,211    31,696     2,750         .76                               2,750            .76

-------------------------------------------------------------------------------------------------------------------

Earnings per share is calculated on the weighted average outstanding shares in the quarter. All per share data has been restated to reflect the July 15, 1998 stock split.

(1) The fourth quarter of 1997 was a 14 week quarter compared to 13 weeks in the fourth quarters of 1998 and 1996.

(2) The cumulative net income per share of the four quarters in 1997 will not equal the net income per share for the year due to the Class A common stock repurchase in the third quarter of 1997.

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

             -------------------------------------------------------

                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT

2.1 Asset Purchase Agreement dated September 1, 1993 by and among Telautograph Corporation, Arden Group, Inc., Danka Industries, Inc. and Danka Business Systems PLC filed as Exhibit 2.1 to the Form 8-K of Arden Group, Inc. dated September 30, 1993 and incorporated herein by reference.

3.1.1 Restated Certificate of Incorporation of Arden Group, Inc. dated November 7, 1988 filed as Exhibit 3.1 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 31, 1988 and incorporated herein by reference.

3.1.2 Certificate of Amendment of Restated Certificate of Incorporation of Arden Group, Inc. dated June 17, 1998.

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

4.2 Loan Agreement dated December 23, 1993, as amended by a Second Amendment thereto dated December 20, 1995, a Third Amendment thereto dated December 18, 1996 and a Fourth Amendment thereto dated January 13, 1997, between Arden Group, Inc. and Union Bank filed as Exhibit 4.2 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 28, 1996 and incorporated herein by reference.

EXHIBIT

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

10.9* Second Amendment to Employment Agreement as of January 1, 1997 by and between Arden Group, Inc., Arden-Mayfair, Inc., AMG Holdings, Inc. and Gelson's Markets and Bernard Briskin, filed as Exhibit 10.9 to the Annual Report on Form 10-K of Arden Group, Inc. for the year ended January 3, 1998 and incorporated herein by reference.

EXHIBIT

10.10* Modification and Fifth Extension Agreement as of January 1, 1997 regarding promissory notes held by the Registrant between Arden Group, Inc. and Bernard Briskin, filed as Exhibit 10.10 to the Annual Report on Form 10-K of Arden Group, Inc. for the year ended January 3, 1998 and incorporated herein by reference.

10.11* Phantom Stock Plan of Arden Group, Inc.

21.    Subsidiaries of Registrant.

23.    Consent of Independent Accountants.

27.    Financial Data Schedules.

* Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report.