Form 10-Q
period 1999-04-03
ARDEN GROUP INC
filed 1999-05-17
CIK 225051

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes |X| No |_|

The number of shares outstanding of the registrant's classes of common stock as of April 3, 1999 was:

                        2,216,488 of Class A common stock
                        1,368,984 of Class B common stock

This report contains a total of 14 pages including exhibits.

                          PART I. FINANCIAL INFORMATION

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

                                 BALANCE SHEETS

(In Thousands)
----------------------------------------------------------------------------------------------------------
Assets                                                                     April 3, 1999   January 2, 1999
                                                                            (Unaudited)
----------------------------------------------------------------------------------------------------------
Current assets:
     Cash                                                                    $ 19,986         $ 13,647
     Marketable securities                                                     19,162           19,524
     Accounts and notes receivable, net                                         4,520            5,454
     Inventories                                                                9,875           10,796
     Other current assets                                                       1,674            1,865
----------------------------------------------------------------------------------------------------------
           Total current assets                                                55,217           51,286

Property for resale or sublease                                                 1,309            1,326
Property, plant and equipment, at cost, less accumulated depreciation
    and amortization of $34,856 and $33,489, respectively                      38,399           37,759
Other assets                                                                    2,778            2,755

----------------------------------------------------------------------------------------------------------
           Total assets                                                      $ 97,703         $ 93,126
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

----------------------------------------------------------------------------------------------------------
Current liabilities:
      Accounts payable, trade                                                $ 12,531         $ 11,407
      Other current liabilities                                                13,946           12,825
      Current portion of long-term debt                                         1,314            1,307

----------------------------------------------------------------------------------------------------------
           Total current liabilities                                           27,791           25,539

Long-term debt                                                                  5,992            6,369
Deferred income taxes                                                           1,485            1,556
Other liabilities                                                               1,416            1,304

----------------------------------------------------------------------------------------------------------
           Total liabilities                                                   36,684           34,768

----------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities

Stockholders' equity:
      Common stock, Class A                                                       894              894
      Common stock, Class B                                                       342              342
      Capital surplus                                                           3,866            3,866
      Notes receivable from officer/director                                     (215)            (215)
      Unrealized gain on available-for-sale securities                             96              393
      Retained earnings                                                        59,789           56,831

----------------------------------------------------------------------------------------------------------
                                                                               64,772           62,111
      Less, treasury stock, at cost                                             3,753            3,753

----------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                          61,019           58,358

----------------------------------------------------------------------------------------------------------
           Total liabilities and stockholders' equity                        $ 97,703         $ 93,126

----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
             -------------------------------------------------------

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

(In Thousands, Except Share and Per Share Data)

---------------------------------------------------------------------------------------------------------------
                                                                                     Thirteen Weeks Ended
                                                                                     --------------------
                                                                              April 3, 1999       April 4, 1998
---------------------------------------------------------------------------------------------------------------
Sales                                                                          $    78,017         $    70,294

Cost of sales                                                                       46,506              42,080

---------------------------------------------------------------------------------------------------------------
           Gross profit                                                             31,511              28,214

Delivery, selling, general and administrative expenses                              26,690              24,249

---------------------------------------------------------------------------------------------------------------
           Operating income                                                          4,821               3,965

Interest and dividend income                                                           336                 245

Other income (expense), net                                                             (8)               (125)

Interest expense                                                                      (157)               (201)

---------------------------------------------------------------------------------------------------------------
       Income from operations, before income taxes                                   4,992               3,884

Income tax provision                                                                 2,034               1,546

---------------------------------------------------------------------------------------------------------------
           Net income                                                          $     2,958         $     2,338
                                                                               -----------         -----------
---------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax:

       Unrealized gain (loss) from available-for-sale securities:

           Unrealized holding gains (losses) arising during the period                (297)                258

           Reclassification adjustment for gains included in net income                                     66

---------------------------------------------------------------------------------------------------------------
       Net unrealized gain (loss), net of income tax expense (benefit)
          of $(200) and $216, respectively                                            (297)                324
---------------------------------------------------------------------------------------------------------------

          Comprehensive income                                                 $     2,661         $     2,662
                                                                               ===========         ===========
---------------------------------------------------------------------------------------------------------------
Basic net income per common share:

           Net income                                                          $       .83         $       .65

---------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                                       3,585,472           3,585,472

---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In Thousands)

------------------------------------------------------------------------------------------
                                                                  Thirteen Weeks Ended
                                                                  --------------------
                                                            April 3, 1999    April 4, 1998
------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Cash received from customers                              $ 78,963         $ 71,317
    Cash paid to suppliers and employees                       (69,446)         (68,596)
    Interest and dividends received                                333              248
    Interest paid                                                 (202)            (217)
    Income taxes (paid)/refunded                                  (779)              14

------------------------------------------------------------------------------------------
         Net cash provided by operating activities               8,869            2,766

------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Capital expenditures                                        (2,029)            (682)
    Purchases of available-for-sale securities                    (135)            (134)
    Sales of available-for-sale securities                                          250
    Proceeds from the sale of property, plant and
       equipment, liquor licenses and leasehold
       interests                                                     4               56

------------------------------------------------------------------------------------------
         Net cash used in investing activities                  (2,160)            (510)

------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Principal payments on long-term debt                          (308)            (330)
    Principal payments under capital lease obligations             (62)             (56)

------------------------------------------------------------------------------------------
         Net cash used in financing activities                    (370)            (386)

------------------------------------------------------------------------------------------
Net increase in cash                                             6,339            1,870

Cash at beginning of period                                     13,647            7,099

------------------------------------------------------------------------------------------
Cash at end of period                                         $ 19,986         $  8,969
------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

(In Thousands)

---------------------------------------------------------------------------------------------------------
                                                                                 Thirteen Weeks Ended
                                                                                 --------------------
                                                                            April 3, 1999   April 4, 1998
---------------------------------------------------------------------------------------------------------
Reconciliation of Net Income to Net Cash Provided
      by Operating Activities:

Net income                                                                     $ 2,958         $ 2,338

Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                             1,408           1,418
       Provision for losses on accounts and
          notes receivable                                                          22              23
       Deferred income taxes                                                       (71)            108
       Net gain from the disposal of property, plant
          and equipment, liquor licenses and early lease
          terminations                                                              (2)           (451)
       Realized gains on marketable securities, net                                                117

    Change in assets and liabilities net of effects from investment and financing activities:

    (Increase) decrease in assets:
       Accounts and notes receivable                                               920           1,641
       Inventories                                                                 921             643
       Other current assets                                                        191             256
       Other assets                                                                (35)             86

    Increase (decrease) in liabilities:
       Accounts payable and other accrued expenses                               2,245          (3,177)
       Deferred income taxes on unrealized (gains)/losses                          200            (216)
       Other liabilities                                                           112             (20)

---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      $ 8,869         $ 2,766
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Basis of Presentation and Principles of Consolidation

      The consolidated financial statements of Arden Group, Inc. (the "Company") include the accounts of the Company and its direct and indirect subsidiaries. Intercompany balances and transactions are eliminated. The Company operates exclusively in the supermarket business.

      The accompanying consolidated financial statements for the three months ended April 3, 1999 and April 4, 1998 have been prepared in accordance with generally accepted accounting principles ("GAAP"). These financial statements have not been audited by independent public accountants but include all adjustments, which in the opinion of management of the Company, are necessary for a fair presentation of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of January 2, 1999 has been derived from audited financial statements and, accordingly, does not include all disclosures required by GAAP as permitted by interim reporting requirements. The results of operations for the three months ended April 3, 1999 are not necessarily indicative of the results to be expected for the full year ending January 1, 2000.

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

3.    Net Income Per Common Share

      Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," was adopted in the fourth quarter of 1997 and supersedes the Company's previous standards for computing net income per share under Accounting Principles Board Opinion No. 15. The new standard requires dual presentation of net income per common share and net income per common share assuming dilution on the face of the income statement. Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. The Company does not have any dilutive shares for the periods presented in the statements of operations and comprehensive income. The financial statements present basic net income per share.

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

4.    Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income," was adopted during the first quarter of 1998. The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes unrealized gains and losses on debt and equity securities classified as available-for-sale that are currently presented as a component of stockholders' equity.

5.    Segment Information

      In fiscal year 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The Company operates exclusively in the supermarket business in the greater Los Angeles, California area. Consequently, SFAS No. 131 does not result in any additional reporting requirements for the Company.

6.    Impact of Recently Issued Accounting Standards

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS
OF OPERATIONS

RESULTS OF OPERATIONS

First Quarter Analysis

Net income in the first quarter of 1999 increased 26.5% to $2,958,000 compared to $2,338,000 during the first quarter of 1998. Operating income was $4,821,000 in 1999 compared to $3,965,000 in the prior year.

Sales from the Company's 13 supermarkets in the greater Los Angeles area (all of which were operating in the prior year) were $78,017,000 in the first quarter of 1999. This represents an increase of 11.0% over the first quarter of 1998, when sales were $70,294,000. Part of the increase resulted from Easter and Passover sales which occurred in the first quarter of 1999 versus the second quarter of 1998. Sales also continue to improve as the result of a more robust economy in Southern California, the effect of product pricing decisions and the positive impact of store remodel activity. In addition, the Northridge store which opened in November 1997, experienced a 47.9% sales increase over the first quarter of 1998. Although we are encouraged by the sales improvement since the store opened, they are still below our original projections. We expect sales to continue to improve as more customers become familiar with Gelson's shopping experience of superior quality and service and as new tenants are added and existing tenants in the shopping center become more established. However, the occurrence of these events does not guarantee that sales at Northridge will increase to acceptable levels. The foregoing statements concerning the Northridge store are forward-looking statements and actual future sales are dependent on a number of factors which may or may not occur including, among others, the timing and occupancy of the other tenants' spaces, the nature and success of the other tenants' businesses, the timing and completion of the other tenants' storefronts and competition from other supermarkets in the trade area.

The Company's gross profit as a percent of sales was 40.4% in the first quarter of 1999 compared to 40.1% in the same period of 1998. Added controls over product costs, product pricing decisions and increased buying and promotional allowances contributed to the increase in margins. Also, the sales mix in 1999 favored higher gross margin categories than in 1998.

Delivery, selling, general and administrative ("DSG&A") expenses as a percent of sales were 34.2% in the first quarter of 1999 compared to 34.5% in the first quarter of 1998. DSG&A activity in 1999 reflects continued cost containment efforts. In 1998, DSG&A reflects a $437,000 pretax gain on the sale of the Company's Santa Barbara property.

Interest and dividend income was $336,000 in the first quarter of 1999 compared to $245,000 for the same period in 1998 primarily due to higher average levels of interest bearing investments in 1999 partially offset by lower average rates of return.

Interest expense was $157,000 in the first quarter of 1999 compared to $201,000 in the first quarter of 1998 due to lower average levels of fixture financing debt.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF
OPERATIONS, Continued

Other income (expense) in 1998 includes losses on the sale of marketable securities of $117,000.

Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders' equity. Unrealized losses on available-for-sale securities were $297,000 (net of income tax benefits of $200,000) in the first quarter of 1999 compared to unrealized gains of $324,000 (net of income tax expense of $216,000) in the first quarter of 1998.

CAPITAL EXPENDITURES/LIQUIDITY

The Company plans to utilize cash-on-hand (including marketable securities) and cash flow from operations to fund capital expenditures in 1999. Additionally, the Company has a term loan line of credit totaling $10,000,000 to finance store fixtures and equipment. At the end of the first quarter of 1999, the outstanding borrowing on the line was $2,792,000.

The Company also has two revolving lines of credit totaling $12,000,000. There were no outstanding balances against either of the revolving lines as of April 3, 1999.

In April 1999, the Company entered into an agreement to purchase a store in Sherman Oaks, California from a major supermarket chain. However, the actual acquisition, remodel and opening of the supermarket is subject to, among other things, the completion of the Company's facility, legal, environmental and economic review.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF
OPERATIONS, Continued

The Company's review of its IT systems (hardware and software) indicated the need for modification, and in some cases, replacement of applications and operating systems. The Company had approximately 80% of its critical IT systems in compliance and the majority of the remaining systems were tested by the end of the 1998 fiscal year. The Company anticipates that compliance and testing of the remaining IT systems will be completed in the second quarter of 1999.

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

The Company is also assessing the Y2K readiness of its key suppliers and business partners in an effort to ensure the adequacy of product, supplies and resources. This includes a review of and direct communication with the majority of its product vendors and key suppliers. Completion of this part of the Y2K readiness plan is scheduled to be finalized by mid-year 1999.

The Company has determined that, due to the nature of its business, the readiness of its customers is not within its control. Third party readiness (financial institutions) may affect the customers' ability to purchase the Company's products. The Company is not investigating this issue and the impact is highly uncertain.

Costs incurred and expensed in addressing the Y2K issue have been approximately $175,000 and are being funded through operating cash flows. Based on current information, costs to complete the applicable adjustments and to test the Company's IT systems are not expected to be material to the Company's consolidated financial position and results of operations. Some of the equipment and other personal property that the Company is currently replacing is in the normal course of business and would have been replaced even though it may be part of the Y2K analysis. Management does not believe the costs associated with bringing the non-IT systems and equipment into compliance will have a material negative impact on the Company's financial position and results of operations, however, completion of this review will not be completed until the end of the second quarter of 1999.

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

The foregoing statements relative to the Y2K issue are forward-looking statements and actual compliance may be affected by a number of factors which include the timing and compliance by the Company's outside vendors and suppliers (including its banking relations). The Company may be adversely affected if its vendors and service providers (including its banking relations) are unable to fully correct any Y2K problems they may have. This disclosure is a Year 2000 Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act, enacted by the 105th Congress on October 19, 1998.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt. The Company's exposure to interest rate risk relates to its $9,000,000 and $3,000,000 revolving lines of credit. Borrowings under the agreements bear interest at the bank's reference rate or the bank's adjusted LIBOR rate plus
 .9%. There were no borrowings outstanding under either agreement during the first quarter of 1999. A hypothetical 1% interest rate change would not have a material impact on the Company's financial position and results of operations.

A change in market prices also exposes the Company to market risk related to its investments in marketable securities. At April 3, 1999 the Company held $19,162,000 in marketable securities. A hypothetical 10% drop in the market value of these investments would result in a $1,916,000 unrealized loss and a corresponding decrease in the fair value of these instruments. This hypothetical drop would not affect cash flow and would not have an impact on net income until the Company sold the investments.

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


                                    /s/ ARDEN GROUP, INC.
                                    -----------------------------------------
                                    Registrant


Date May 17, 1999                   /s/ ERNEST T. KLINGER
                                    -----------------------------------------
                                    Ernest T. Klinger
                                    Vice President Finance and Administration
                                    and Chief Financial Officer
                                    (Authorized Signatory)

                                ARDEN GROUP, INC.
                           and consolidated subsidiary

                                INDEX TO EXHIBITS

Exhibit
-------

   27.   Financial Data Schedules.