Form 10-Q
period 1999-07-03
ARDEN GROUP INC
filed 1999-08-10
CIK 225051

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 3, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                          Commission file number 0-9904

                               ARDEN GROUP, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                        95-3163136
  -------------------------------                          -------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)

      2020 SOUTH CENTRAL AVENUE,
         COMPTON, CALIFORNIA                                      90220
----------------------------------------                   -------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (310) 638-2842
                                                           -------------------

                                  NO CHANGE
-------------------------------------------------------------------------------
        Former name, former address and former fiscal year, if
                       changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No ____

The number of shares outstanding of the registrant's classes of common stock as of July 3, 1999 was:

                        2,216,488 of Class A common stock
                        1,368,984 of Class B common stock

This report contains a total of 17 pages including exhibits.

                          PART I. FINANCIAL INFORMATION

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
            -----------------------------------------------------------

                                 BALANCE SHEETS

(In Thousands)

-----------------------------------------------------------------------------------------------
ASSETS                                                       July 3, 1999       January 2, 1999
                                                             (Unaudited)
-----------------------------------------------------------------------------------------------
Current assets:
  Cash                                                         $13,949              $13,647
  Marketable securities                                         19,761               19,524
  Accounts and notes receivable, net                             4,876                5,454
  Inventories                                                    9,838               10,796
  Other current assets                                           1,422                1,865
-----------------------------------------------------------------------------------------------
      Total current assets                                      49,846               51,286

Property for resale or sublease                                  1,291                1,326
Property, plant and equipment, at cost, less
  accumulated depreciation and amortization of
  $36,050 and $33,489, respectively                             43,341               37,759
Other assets                                                     2,788                2,755
-----------------------------------------------------------------------------------------------
      Total assets                                             $97,266              $93,126
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable, trade                                      $12,100              $11,407
  Other current liabilities                                     10,552               12,825
  Current portion of long-term debt                              1,322                1,307
-----------------------------------------------------------------------------------------------
      Total current liabilities                                 23,974               25,539

Long-term debt                                                   5,658                6,369
Deferred income taxes                                            1,450                1,556
Other liabilities                                                1,240                1,304
-----------------------------------------------------------------------------------------------
      Total liabilities                                         32,322               34,768
-----------------------------------------------------------------------------------------------
Commitments and contingent liabilities

Stockholders' equity:
  Common stock, Class A                                            894                  894
  Common stock, Class B                                            342                  342
  Capital surplus                                                3,866                3,866
  Notes receivable from officer/director                          (215)                (215)
  Unrealized gain on available-for-sale securities                 189                  393
  Retained earnings                                             63,621               56,831
-----------------------------------------------------------------------------------------------
                                                                68,697               62,111
  Less, treasury stock, at cost                                  3,753                3,753
-----------------------------------------------------------------------------------------------
      Total stockholders' equity                                64,944               58,358
-----------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity               $97,266              $93,126
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
             -------------------------------------------------------

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


(In Thousands, Except Share and Per Share Data)

--------------------------------------------------------------------------------------------------------
                                                  THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                               ---------------------------   ---------------------------
                                               July 3, 1999   July 4, 1998   July 3, 1999   July 4, 1998
--------------------------------------------------------------------------------------------------------
Sales                                               $77,797        $72,862       $155,814       $143,156
Cost of sales                                        46,105         43,254         92,611         85,334
--------------------------------------------------------------------------------------------------------
    Gross profit                                     31,692         29,608         63,203         57,822
Delivery, selling, general and
  administrative expenses                            27,305         26,322         53,995         50,571
--------------------------------------------------------------------------------------------------------
    Operating income                                  4,387          3,286          9,208          7,251

Interest and dividend income                            389            347            725            592
Other income (expense), net                             (81)           110            (89)           (15)
Interest expense                                       (164)          (189)          (321)          (390)
--------------------------------------------------------------------------------------------------------
  Income from continuing operations
    before income taxes                               4,531          3,554          9,523          7,438
Income tax provision                                    699          1,415          2,733          2,961
--------------------------------------------------------------------------------------------------------
    Net income                                      $ 3,832        $ 2,139       $  6,790       $  4,477
--------------------------------------------------------------------------------------------------------

Other comprehensive income (loss),
  net of tax:
  Unrealized gain (loss) from
    available-for-sale securities:
    Unrealized holding gains (losses) arising
      during the period                                 (19)            (6)          (316)           252
    Reclassification adjustment for gains
      (losses) included in net income                   112                           112             66
--------------------------------------------------------------------------------------------------------
  Net unrealized gain (loss), net of income
    tax expense (benefits) of $65
    and ($135) for 1999 and ($3) and $213
    for 1998, respectively                               93             (6)          (204)           318
--------------------------------------------------------------------------------------------------------
    Comprehensive income                            $ 3,925        $ 2,133       $  6,586       $  4,795
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Basic net income per common share:
  Net income                                        $  1.06        $   .60       $   1.89       $   1.25
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding        3,585,472      3,585,472      3,585,472      3,585,472
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                 STATEMENTS.

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
              -------------------------------------------------------

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(In Thousands)

-----------------------------------------------------------------------------------------------
                                                                     TWENTY-SIX WEEKS ENDED
                                                                 ------------------------------
                                                                 July 3, 1999     July 4, 1998
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Cash received from customers                                    $  156,904        $  144,102
  Cash paid to suppliers and employees                              (142,176)         (135,286)
  Interest and dividends received                                        707               587
  Interest paid                                                         (345)             (382)
  Income taxes paid                                                   (5,086)           (3,537)
-----------------------------------------------------------------------------------------------
      Net cash provided by operating activities                       10,004             5,484
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                                (8,359)           (2,036)
  Purchases of available-for-sale securities                          (3,308)             (316)
  Sales of available-for-sale securities                               2,658               250
  Proceeds from the sale of property, plant and
    equipment, liquor licenses and leasehold
    interests                                                              3             3,132
-----------------------------------------------------------------------------------------------
      Net cash provided by (used in) investing activities             (9,006)            1,030
-----------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Principal payments on long-term debt                                  (571)             (640)
  Principal payments under capital lease obligations                    (125)             (112)
  Purchase of Company debentures                                                           (23)
-----------------------------------------------------------------------------------------------
      Net cash used in financing activities                             (696)             (775)
-----------------------------------------------------------------------------------------------
Net increase in cash                                                     302             5,739
Cash at beginning of period                                           13,647             7,099
-----------------------------------------------------------------------------------------------
Cash at end of period                                             $   13,949         $  12,838
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                               STATEMENTS.

(In Thousands)

-----------------------------------------------------------------------------------------
                                                               TWENTY-SIX WEEKS ENDED
                                                            -----------------------------
                                                            July 3, 1999     July 4, 1998
-----------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:

Net income                                                     $ 6,790         $ 4,477

Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                2,739           2,812
    Provision for losses on accounts and
      notes receivable                                              45              46
    Deferred income taxes                                         (106)            117
    Net (gain) loss from the disposal of
      property, plant and equipment                                 66            (447)
    Realized loss on marketable securities, net                     74               1
    Gain on purchase of 7% debentures                                               (2)

  Change in assets and liabilities net of effects from investment and financing activities:

  (Increase) decrease in assets:
    Accounts and notes receivable                                  548              35
    Inventories                                                    958           1,344
    Other current assets                                           443             505
    Other assets                                                   (55)             49

  Increase (decrease) in liabilities:
    Accounts payable and other accrued expenses                 (1,569)         (3,467)
    Other liabilities                                               71              14
-----------------------------------------------------------------------------------------
Net cash provided by operating activities                      $10,004         $ 5,484
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

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

      The accompanying consolidated financial statements for the three and six months ended July 3, 1999 and July 4, 1998 have been prepared in accordance with generally accepted accounting principles ("GAAP"). These financial statements have not been audited by independent public accountants but include all adjustments which, in the opinion of management of the Company, are necessary for a fair presentation of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of January 2, 1999 has been derived from audited financial statements and, accordingly, does not include all disclosures required by GAAP as permitted by interim reporting requirements. The results of operations for the three and six months ended July 3, 1999 are not necessarily indicative of the results to be expected for the full year ending January 1, 2000.


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


6.    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2001. The Company does not believe that the new standard will have a material impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

SECOND QUARTER ANALYSIS

Net income in the second quarter of 1999 increased 79.1% to $3,832,000 compared to $2,139,000 during the second quarter of 1998. Operating income was $4,387,000 in the second quarter of 1999 compared to $3,286,000 in the second quarter of 1998.

Sales from the Company's 13 supermarkets (all of which are located within the greater Los Angeles area and were operating in the prior year) were $77,797,000 in the second quarter of 1999. This represents an increase of 6.8% over the second quarter of 1998, when sales were $72,862,000. Sales continue to improve as the result of a more robust economy in Southern California and the positive impact of store remodel activity. Our Pacific Palisades store, which experienced a significant sales increase in the second quarter of 1999, benefited when a nearby competitor's store closed for remodeling for approximately five weeks beginning in May 1999. In addition, the Northridge store which opened in November 1997, continues to experience sales increases. Although we are encouraged by the sales improvement since the Northridge store opened, they are still below our original projections. We expect sales to continue to improve as more customers become familiar with the Gelson's shopping experience of superior quality and service and as new tenants are added and existing tenants in the shopping center become more established. However, the occurrence of these events does not guarantee that sales at Northridge will increase to originally anticipated levels. The foregoing statements concerning the Northridge store are forward-looking statements and actual future sales are dependent on a number of factors which may or may not occur including, among others, the timing and occupancy of the other tenants' spaces, the nature and success of the other tenants' businesses, the timing and completion of the other tenants' storefronts and competition from other supermarkets in the trade area.

The Company's gross profit as a percent of sales was relatively unchanged at 40.7% in the second quarter of 1999 compared to 40.6% in the same period of 1998. Delivery, selling, general and administrative ("DSG&A") expenses as a percent of sales were 35.1% in the second quarter of 1999 compared to 36.1% in the second quarter of 1998. DSG&A expense was higher in the second quarter of 1998 due, in part, to the reinstatement in April 1998 of a monthly union pension contribution of $250,000, which has not yet been in effect for 1999. We have been notified, however, that the union pension contribution will be reinstated in August 1999 and will continue through October 1999.

Interest and dividend income was $389,000 in the second quarter of 1999 compared to $347,000 for the same period in 1998 primarily due to higher average levels of interest bearing investments in 1999 partially offset by lower average rates of return.

Interest expense was $164,000 in the second quarter of 1999 compared to $189,000 in the second quarter of 1998 due to lower average levels of fixture financing debt.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued


Other income (expense) includes gains (losses) realized on investments in marketable securities of ($74,000) and $116,000 in the second quarters of 1999 and 1998, respectively.

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders' equity. Unrealized gains on available-for-sale securities were $93,000 (net of income tax expense of $65,000) in the second quarter of 1999 compared to unrealized losses of $6,000 (net of income tax benefits of $3,000) in the second quarter of 1998.

The Company's California income tax returns from 1986 through 1989 were examined by the California Franchise Tax Board and tax assessments were rendered against the Company. The proposed assessments were appealed by the Company. During the second quarter of 1999, the Company received final notices from the California Franchise Tax Board indicating that all proposed assessments for the years under review have been withdrawn. As a result, the Company recognized a reduction of the current year's tax provision and an increase in net income of approximately $1,100,000 in the second quarter of 1999.

YEAR-TO-DATE ANALYSIS

During the first six months of 1999, net income increased 51.7% to $6,790,000 compared to $4,477,000 during the first six months of 1998. Operating income was $9,208,000 for the first half of 1999 compared to $7,251,000 in the same period of the prior year.

Sales from the Company's 13 supermarkets (all of which are located within the greater Los Angeles area and were operating in the prior year) were $155,814,000 in the first six months of 1999. This represents an increase of 8.8% over the first six months of 1998 when sales were $143,156,000. Sales continue to improve as the result of a more robust economy in Southern California and the positive impact of store remodel activity. Our Pacific Palisades store, which has experienced a significant sales increase so far this year, benefited when a nearby competitor's store closed for remodeling for approximately five weeks beginning in May 1999. In addition, the Northridge store which opened in November 1997, continues to experience sales increases. Although we are encouraged by the sales improvement since the Northridge store opened, they are still below our original projections. We expect sales to continue to improve as more customers become familiar with the Gelson's shopping experience of superior quality and service and as new tenants are added and existing tenants in the shopping center become more established. However, the occurrence of these events does not guarantee that sales at Northridge will increase to originally anticipated levels. The foregoing statements concerning the Northridge store are forward-looking statements and actual future sales are dependent on a number of factors which may or may not occur including, among others, the timing and occupancy of the other tenants' spaces, the nature and success of the other tenants' businesses, the timing and completion of the other tenants' storefronts and competition from other supermarkets in the trade area.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued


The Company's gross profit as a percent of sales was relatively unchanged at 40.6% in the first six months of 1999 compared to 40.4% in the same period of 1998. DSG&A expenses as a percent of sales were 34.7% in the first six months of 1999 compared to 35.3% in the first six months of 1998. DSG&A expense was higher in the first six months of 1998 due, in part, to the reinstatement in April 1998 of a monthly union pension contribution of $250,000, which has not yet been in effect for 1999. We have been notified, however, that the union pension contribution will be reinstated in August 1999 and will continue through October 1999. In addition, expenses as a percent of sales are lower in 1999 as the Northridge store, which opened in November 1997, becomes more established as described above. A $437,000 gain recognized in 1998 from the sale of the Company's Santa Barbara property, partially offset the higher costs in the prior year.

Interest and dividend income was $725,000 in the first six months of 1999 compared to $592,000 for the same period in 1998 primarily due to higher average levels of interest bearing investments in 1999 partially offset by lower average rates of return.

Interest expense was $321,000 in the first six months of 1999 compared to $390,000 in the first six months of 1998 due to lower average levels of fixture financing debt.

Other income (expense) includes losses realized on investments in marketable securities of $74,000 and $1,000 in the first six months of 1999 and 1998, respectively.

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders' equity. Unrealized losses on available-for-sale securities were $204,000 (net of income tax benefits of $135,000) compared to an unrealized gain of $318,000 (net of income tax expense of $213,000) in the first six months of 1999 and 1998, respectively.

The Company's California income tax returns from 1986 through 1989 were examined by the California Franchise Tax Board and tax assessments were rendered against the Company. The proposed assessments were appealed by the Company. During the second quarter of 1999, the Company received final notices from the California Franchise Tax Board indicating that all proposed assessments for the years under review have been withdrawn. As a result, the Company recognized a reduction of the current year's tax provision and an increase in net income of approximately $1,100,000 in the second quarter of 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued


CAPITAL EXPENDITURES/LIQUIDITY

The Company plans to utilize cash-on-hand (including marketable securities) and cash flow from operations to fund capital expenditures in 1999. Additionally, the Company has a term loan line of credit totaling $10,000,000 to finance store fixtures and equipment. At the end of the second quarter of 1999, the outstanding borrowing on the line was $2,529,000.

The Company also has two revolving lines of credit totaling $12,000,000. There were no outstanding balances against either of the revolving lines as of July 3, 1999.

In June 1999, the Company completed the acquisition of a leasehold interest in an existing supermarket located in Sherman Oaks, California. We are in the process of extensively remodeling the site and anticipate opening a new Gelson's Market at this location in August 1999.

In July 1999, the Company entered into a lease for a Gelson's Market in a new shopping center to be built in Irvine, California. We currently expect the market to open in the year 2000. In the second quarter of 1998, the Company executed a long-term lease agreement with a developer to build a new Gelson's Market in Beverly Hills, California. The development and actual openings of the markets are subject to, among other things, necessary governmental approvals and the developers fulfilling certain conditions.

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

The Company's review of its IT systems (hardware and software) indicated the need for modification, and in some cases, replacement of applications, operating systems and hardware. The Company has approximately 80% of its IT systems in compliance and the majority of the remaining systems have been tested. The Company anticipates that the remaining IT systems will be in compliance by the third quarter of 1999.

The Y2K issue could have an impact on non-IT systems (personal property) that are not directly connected with the Company's computer systems, such as physical facilities including point of sale and other store equipment, security systems and utilities. Although these issues are more difficult to identify and resolve, the Company is actively engaged in identifying the areas concerning its products and services as well as its physical locations. As these areas are identified, management is formulating the necessary actions to ensure minimal disruption to its business processes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued


The Company continues to assess the Y2K readiness of its key suppliers and business partners in an effort to ensure the adequacy of product, supplies and resources. This includes a review of and direct communication with the majority of its product vendors and key suppliers. Based on the responses received from our product vendors and key suppliers, the Company is taking the steps necessary to minimize the effect, if any, on its operations.

The Company has determined that, due to the nature of its business, the readiness of its customers is not within its control. Third party readiness (financial institutions) may affect the customers' ability to purchase the Company's products. The Company is not investigating this issue and the impact is highly uncertain.

Costs incurred and expensed in addressing the Y2K issue have been approximately $350,000 and are being funded through operating cash flows. Based on current information, costs to complete the applicable adjustments and to test the Company's IT systems are not expected to be material to the Company's consolidated financial position and results of operations. Some of the equipment and other personal property that the Company is currently replacing is in the normal course of business and would have been replaced even though it may be part of the Y2K analysis. Management does not believe the costs associated with bringing the non-IT systems and equipment into compliance will have a material negative impact on the Company's financial position and results of operations.

The Company does not believe its business will be interrupted due to Y2K issues, however, this conclusion is based on the assumption that certain product vendors, utilities and financial institutions will be able to provide uninterrupted service. In a worst case scenario, the Company believes the stores could still remain open even if these services were not available, although the revenue volume could be affected. To allow the stores to continue to function, the Company is arranging for generators to serve as backup if the power fails. In addition, the Company's ability to process transactions through its registers and accept debit and credit card transactions would be impaired if financial institutions and intermediaries cannot operate normally. However, the lack of this service would not preclude the store(s) from operating. Finally, since the timing of a potential Y2K problem would occur immediately after the holidays, and therefore, after the Company's busiest time of year, any decline in revenue or other impact on operations would be reduced.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS, Continued


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt. The Company's exposure to interest rate risk relates to its $9,000,000 and $3,000,000 revolving lines of credit. Borrowings under the agreements bear interest at the bank's reference rate or the bank's adjusted LIBOR rate plus
 .9%. There were no borrowings outstanding under either agreement during the second quarter of 1999. A hypothetical 1% interest rate change would not have a material impact on the Company's financial position and results of operations.

A change in market prices also exposes the Company to market risk related to its investments in marketable securities. At July 3, 1999 the Company held $19,761,000 in marketable securities. A hypothetical 10% drop in the market value of these investments would result in a $1,976,000 unrealized loss and a corresponding decrease in the fair value of these instruments. This hypothetical drop would not affect cash flow and would not have an impact on net income until the Company sold the investments.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of Stockholders was held on June 1, 1999.

(b) Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominee for directors as listed in the Proxy Statement. One nominee was elected by Class A stockholders for a three-year term as follows:

                                                                VOTES
                                                                -----
           Class A:  Robert A. Davidow
                         For                                  1,687,890
                         Against                                      0
                         Abstain                                  9,150

           There were 17,864 broker non-votes

     Continuing directors whose terms of office do not expire until 2000 or 2001 are:

                     Bernard Briskin
                     John G. Danhakl
                     Stuart A. Krieger
                     Daniel Lembark
                     Ben Winters

(c) The selection of PricewaterhouseCoopers LLP independent public accountants, to audit the books, records and accounts of the Company and its consolidated subsidiaries for the 1999 fiscal year was approved by the following vote:

                                      CLASS A STOCK      CLASS B STOCK
                                      -------------      -------------
              For                        1,695,264        13,632,200
              Against                        1,396                 0
              Abstain                          380                 0

     There were 17,864 broker non-votes.

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

                                               ARDEN GROUP, INC.
                                       -------------------------------------
                                                  Registrant



Date     AUGUST 10, 1999                        BERNARD BRISKIN
     ------------------------          -------------------------------------
                                                Bernard Briskin
                                       President and Chief Executive Officer
                                              (Authorized Signatory
                                         and Principal Financial Officer)

                                ARDEN GROUP, INC.
                           AND CONSOLIDATED SUBSIDIARY

                                INDEX TO EXHIBITS

EXHIBIT

27.  Financial Data Schedules.