Form 10-Q
period 1999-10-02
ARDEN GROUP INC
filed 1999-11-12
CIK 225051

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                          Commission file number 0-9904
                                                 ------

                                ARDEN GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                95-3163136
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

2020 SOUTH CENTRAL AVENUE, COMPTON, CALIFORNIA                    90220
----------------------------------------------              ------------------
     (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code          (310) 638-2842
                                                        ----------------------

                                    NO CHANGE
------------------------------------------------------------------------------
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
The number of shares outstanding of the registrant's classes of common stock as of October 2, 1999 was:

                        2,216,488 of Class A common stock
                        1,368,984 of Class B common stock

This report contains a total of 16 pages including exhibits.

                          PART I. FINANCIAL INFORMATION

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

           -----------------------------------------------------------

                                 BALANCE SHEETS

(In Thousands)

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                            October 2, 1999            January 2, 1999
                                                                                    (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash                                                                          $   11,690                  $  13,647
     Marketable securities                                                             19,123                     19,524
     Accounts and notes receivable, net                                                 5,268                      5,454
     Inventories                                                                       11,336                     10,796
     Other current assets                                                               2,470                      1,865
----------------------------------------------------------------------------------------------------------------------------
           Total current assets                                                        49,887                     51,286

Property for resale or sublease                                                         1,271                      1,326
Property, plant and equipment, at cost, less accumulated depreciation
 and amortization of $37,492 and $33,489, respectively                                 46,623                     37,759
Other assets                                                                            2,923                      2,755
----------------------------------------------------------------------------------------------------------------------------
           Total assets                                                             $ 100,704                  $  93,126

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
Current liabilities:

      Accounts payable, trade                                                      $   12,580                  $  11,407
      Other current liabilities                                                        11,975                     12,825
      Current portion of long-term debt                                                 1,330                      1,307
----------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                   25,885                     25,539

Long-term debt                                                                          5,323                      6,369
Deferred income taxes                                                                   1,298                      1,556
Other liabilities                                                                       1,398                      1,304
----------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                           33,904                     34,768
----------------------------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities

Stockholders' equity:

      Common stock, Class A                                                               894                        894
      Common stock, Class B                                                               342                        342
      Capital surplus                                                                   3,866                      3,866
      Notes receivable from officer/director                                             (215)                      (215)
      Unrealized gain (loss) on available-for-sale securities                            (293)                       393
      Retained earnings                                                                65,959                     56,831
----------------------------------------------------------------------------------------------------------------------------
                                                                                       70,553                     62,111
      Less, treasury stock, at cost                                                     3,753                      3,753
----------------------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                                  66,800                     58,358
----------------------------------------------------------------------------------------------------------------------------
           Total liabilities and stockholders' equity                               $ 100,704                  $  93,126
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

             -------------------------------------------------------

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

(In Thousands, Except Share and Per Share Data)

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

                                                                 Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                                                                ----------------------       -------------------------
                                                                October 2,   October 3,        October 2,   October 3,
                                                                   1999        1998               1999         1998
----------------------------------------------------------------------------------------------------------------------------
Sales                                                           $    79,172  $    74,120       $   234,986  $   217,276

Cost of sales                                                        46,581       43,746           139,192      129,080
----------------------------------------------------------------------------------------------------------------------------
           Gross profit                                              32,591       30,374            95,794       88,196

Delivery, selling, general and administrative expenses               28,851       25,767            82,846       76,338
----------------------------------------------------------------------------------------------------------------------------
           Operating income                                           3,740        4,607            12,948       11,858

Interest and dividend income                                            367          327             1,092          919

Other income (expense), net                                              (8)          10               (97)          (5)

Interest expense                                                       (153)        (182)             (474)        (572)
----------------------------------------------------------------------------------------------------------------------------
       Income from continuing operations before income taxes          3,946        4,762            13,469       12,200

Income tax provision                                                  1,608        1,908             4,341        4,869
----------------------------------------------------------------------------------------------------------------------------
           Net income                                           $     2,338  $     2,854       $     9,128  $     7,331
                                                                -----------  -----------       -----------  -----------
----------------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss), net of tax:

      Unrealized gain (loss) from available-for-sale securities:

            Unrealized holding gains (losses) arising during
              the period                                               (482)        (176)             (798)          76

            Reclassification adjustment for gains (losses)
             included in net income                                                                    112           66
----------------------------------------------------------------------------------------------------------------------------
      Net unrealized gain (loss), net of income tax expense
            (benefits) of $(332) and $(467) for 1999 and $(110)
            and $103 for 1998, respectively                            (482)        (176)             (686)         142
----------------------------------------------------------------------------------------------------------------------------
            Comprehensive income                                $     1,856  $     2,678       $     8,442  $     7,473
                                                                ===========  ===========       ===========  ===========
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Basic net income per common share:

        Net income                                              $       .65  $       .80       $      2.55  $      2.04
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding                        3,585,472    3,585,472         3,585,472    3,585,472
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

             -------------------------------------------------------

                          STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


(In Thousands)
-----------------------------------------------------------------------------------------------------------------------
                                                                                         Thirty-Nine Weeks Ended
                                                                                  -------------------------------------
                                                                                  October 2, 1999       October 3, 1998
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

    Cash received from customers                                                   $   235,931            $   217,439
    Cash paid to suppliers and employees                                              (216,617)              (203,545)
    Interest and dividends received                                                      1,093                    907
    Interest paid                                                                         (521)                  (585)
    Income taxes paid                                                                   (6,886)                (4,837)
-----------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                      13,000                  9,379
-----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Capital expenditures                                                               (13,115)                (3,239)
    Purchases of available-for-sale securities                                          (3,484)                (3,463)
    Sales of available-for-sale securities                                               2,658                    250
    Proceeds from the sale of property, plant and
       equipment, liquor licenses and leasehold
       interests                                                                             7                  3,163
-----------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                         (13,934)                (3,289)
-----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Principal payments on long-term debt                                                  (833)                  (953)
    Principal payments under capital lease obligations                                    (190)                  (170)
    Purchase of Company debentures                                                                                (23)
-----------------------------------------------------------------------------------------------------------------------
         Net cash used in financing activities                                          (1,023)                (1,146)
-----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                         (1,957)                 4,944

Cash at beginning of period                                                             13,647                  7,099
-----------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                              $    11,690            $    12,043
-----------------------------------------------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



(In Thousands)
-----------------------------------------------------------------------------------------------------------------------
                                                                                         Thirty-Nine Weeks Ended
                                                                                  -------------------------------------
                                                                                  October 2, 1999       October 3, 1998
-----------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
      BY OPERATING ACTIVITIES:
Net income                                                                         $     9,128            $     7,331

Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                     4,217                  4,221
       Provision for losses on accounts and
          notes receivable                                                                  68                     69
       Deferred income taxes                                                              (258)                  (105)
       Net (gain) loss from the disposal of property, plant
          and equipment                                                                     68                   (459)
       Realized loss on marketable securities, net                                          74                      1
       Gain on purchase of 7% debentures                                                                           (2)


    Change in assets and liabilities net of effects from investment and financing activities:

    (Increase) decrease in assets:
       Accounts and notes receivable                                                       142                    416
       Inventories                                                                        (540)                 1,289
       Other current assets                                                               (605)                  (628)
       Other assets                                                                       (202)                   (17)

    Increase (decrease) in liabilities:
       Accounts payable and other accrued expenses                                         347                 (2,575)
       Other liabilities                                                                   561                   (162)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                          $    13,000            $     9,379
-----------------------------------------------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


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

      The accompanying consolidated financial statements for the quarter and nine months ended October 2, 1999 and October 3, 1998 have been prepared in accordance with generally accepted accounting principles ("GAAP"). These financial statements have not been audited by independent public accountants but include all adjustments which, in the opinion of management of the Company, are necessary for a fair presentation of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of January 2, 1999 has been derived from audited financial statements and, accordingly, does not include all disclosures required by GAAP as permitted by interim reporting requirements. The results of operations for the quarter and nine months ended October 2, 1999 are not necessarily indicative of the results to be expected for the full year ending January 1, 2000.

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

5.    SEGMENT INFORMATION

      In fiscal year 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The Company operates exclusively in the supermarket business in the Southern California area. Consequently, SFAS No. 131 does not result in any additional reporting requirements for the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER ANALYSIS

Net income in the third quarter of 1999 decreased 18.1% to $2,338,000 compared to $2,854,000 during the third quarter of 1998. Operating income was $3,740,000 in the third quarter of 1999 compared to $4,607,000 in the third quarter of 1998.

Sales from the Company's 14 supermarkets (all of which are located in Southern California) were $79,172,000 in the third quarter of 1999. This represents an increase of 6.8% over the third quarter of 1998, when sales were $74,120,000. Same store sales increased 3.5% in 1999 compared to the prior year. Sales continue to increase as the result of a more robust economy in Southern California and the positive impact of store remodel activity. In addition, the Company opened a new store in Sherman Oaks, California in late August 1999. The new store has generated positive consumer response and sales have met management's projections. Finally, the Northridge store which opened in November 1997, continues to experience sales increases. Although management is encouraged by the sales improvement since the Northridge store opened, sales are still below their original projections. Management expects sales to continue to improve as new tenants are added and existing tenants in the shopping center become more established. However, the occurrence of these events does not guarantee that sales at Northridge will increase to originally anticipated levels. The foregoing statements concerning the Northridge store are forward-looking statements and actual future sales are dependent on a number of factors which may or may not occur including, among others, the timing and occupancy of the other tenants' spaces, the nature and success of the other tenants' businesses, the timing and completion of the other tenants' storefronts and competition from other supermarkets in the trade area.

The Company's gross profit as a percent of sales was relatively unchanged at 41.2% in the third quarter of 1999 compared to 41.0% in the same period of 1998. Delivery, selling, general and administrative ("DSG&A") expenses as a percent of sales were 36.4% in the third quarter of 1999 compared to 34.8% in the third quarter of 1998. DSG&A expense increased as the result of preopening expenses incurred in connection with the opening of the new Sherman Oaks store, as described above. In addition, the Company incurred approximately $165,000 of expense in the third quarter related to making the Company's systems and equipment Year 2000 compliant. The third quarter of 1998 also reflects a $150,000 credit to partially reverse an environmental remediation reserve which was eventually paid for by third parties.

Interest and dividend income was $367,000 in the third quarter of 1999 compared to $327,000 for the same period in 1998 primarily due to higher average levels of interest bearing investments in 1999.

Interest expense was $153,000 in the third quarter of 1999 compared to $182,000 in the third quarter of 1998 due to lower average levels of fixture financing debt.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders' equity. Unrealized losses on available-for-sale securities were $482,000 (net of income tax benefits of $332,000) in the third quarter of 1999 compared to unrealized losses of $176,000 (net of income tax benefits of $110,000) in the third quarter of 1998.

YEAR-TO-DATE ANALYSIS

During the first nine months of 1999, net income increased 24.5% to $9,128,000 compared to $7,331,000 during the first nine months of 1998. Operating income was $12,948,000 for the first nine months of 1999 compared to $11,858,000 in the same period of the prior year.

Sales from the Company's 14 supermarkets (all of which are located in Southern California) were $234,986,000 in the first nine months of 1999. This represents an increase of 8.2% over the first nine months of 1998 when sales were $217,276,000. Same store sales increased 7.0% in 1999 compared to the prior year. Sales continue to increase as the result of a more robust economy in Southern California and the positive impact of store remodel activity. In addition, the Company opened a new store in Sherman Oaks, California in late August 1999. The new store has generated positive consumer response and sales have met management's projections. Finally, the Northridge store which opened in November 1997, continues to experience sales increases. Although management is encouraged by the sales improvement since the Northridge store opened, sales are still below their original projections. Management expects sales to continue to improve as new tenants are added and existing tenants in the shopping center become more established. However, the occurrence of these events does not guarantee that sales at Northridge will increase to originally anticipated levels. The foregoing statements concerning the Northridge store are forward-looking statements and actual future sales are dependent on a number of factors which may or may not occur including, among others, the timing and occupancy of the other tenants' spaces, the nature and success of the other tenants' businesses, the timing and completion of the other tenants' storefronts and competition from other supermarkets in the trade area.

The Company's gross profit as a percent of sales was relatively unchanged at 40.8% in the first nine months of 1999 compared to 40.6% in the same period of 1998. DSG&A expenses as a percent of sales were 35.3% in the first nine months of 1999 compared to 35.1% in the first nine months of 1998. DSG&A expenses increased as the result of preopening expenses incurred in connection with the opening of the new Sherman Oaks store, as described above. In addition, the Company incurred approximately $385,000 of expense related to making the Company's systems and equipment Year 2000 compliant. These higher costs were partially mitigated by lower expenses as a percent of sales for the Northridge store and lower union pension contributions in 1999 compared to 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Interest and dividend income was $1,092,000 in the first nine months of 1999 compared to $919,000 for the same period in 1998 primarily due to higher average levels of interest bearing investments in 1999 partially offset by lower average rates of return.

Interest expense was $474,000 in the first nine months of 1999 compared to $572,000 in the first nine months of 1998 due to lower average levels of fixture financing debt.

Other income (expense), net includes losses realized on investments in marketable securities of $74,000 and $1,000 in the first nine months of 1999 and 1998, respectively.

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders' equity. Unrealized losses on available-for-sale securities were $686,000 (net of income tax benefits of $467,000) compared to an unrealized gain of $142,000 (net of income tax expense of $103,000) in the first nine months of 1999 and 1998, respectively.

The Company's California income tax returns from 1986 through 1989 were examined by the California Franchise Tax Board and tax assessments were rendered against the Company. The proposed assessments were appealed by the Company. During the second quarter of 1999, the Company received final notices from the California Franchise Tax Board indicating that all proposed assessments for the years under review have been withdrawn. As a result, the Company recognized a reduction of the current year's income tax provision and an increase in net income of approximately $1,100,000 in the second quarter of 1999.

CAPITAL EXPENDITURES/LIQUIDITY

The Company plans to utilize cash-on-hand (including marketable securities) and cash flow from operations to fund capital expenditures in 1999. Additionally, the Company has a term loan line of credit totaling $10,000,000 to finance store fixtures, equipment and leasehold improvements. At the end of the third quarter of 1999, the outstanding borrowing on the line was $2,267,000. The Company drew down an additional $4,750,000 on the term loan line of credit in October 1999.

The Company also has two revolving lines of credit totaling $12,000,000. There were no outstanding balances against either of the revolving lines as of October 2, 1999.

In June 1999, the Company completed the acquisition of a leasehold interest in an existing supermarket located in Sherman Oaks, California. The Company extensively remodeled the store and opened a new Gelson's Market at this location in August 1999. Customer response has been satisfactory.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

In September 1999, the Company acquired another leasehold interest in an existing store in Santa Barbara, California. After some minor remodeling work, the store was opened in late October 1999. The Company plans to perform additional remodeling while the store is open.

In July 1999, the Company entered into a lease for a Gelson's Market in a new shopping center to be built in Irvine, California. We currently expect the market to open in the year 2000. In the second quarter of 1998, the Company executed a long-term lease agreement with a developer to build a new Gelson's Market in Beverly Hills, California. The development and actual openings of these markets are subject to, among other things, necessary governmental approvals and the developers fulfilling certain conditions.

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

The Company's review of its IT systems (hardware and software) indicated the need for modification, and in some cases, replacement of applications, operating systems and hardware. The Company believes that all of its IT systems are in compliance and have been tested. The Company anticipates that all of the IT systems required to be replaced at the stores will be installed prior to the end of the year.

The Y2K issue could have an impact on non-IT systems (personal property) that are not directly connected with the Company's computer systems, such as physical facilities including store equipment, security systems and utilities. Although these issues are more difficult to identify and resolve, the Company is actively engaged in identifying the areas concerning its products and services as well as its physical locations. As these areas are identified, management is formulating the necessary actions to ensure minimal disruption, if any, to its business processes.

The Company continues to assess the Y2K readiness of its key suppliers and business partners in an effort to ensure the adequacy of product, supplies and resources. This includes a review of and direct communication with the majority of its product vendors and key suppliers. Based on the responses which we have received from many product vendors and key suppliers, the Company is taking the steps necessary to minimize the effect, if any, on its operations.

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

Costs incurred and expensed in addressing the Y2K issue have been approximately $560,000 and are being funded through operating cash flows. Based on current information, costs to complete the final adjustments are not expected to be material to the Company's consolidated financial position and results of operations. Some of the equipment and other personal property that the Company is currently replacing is in the normal course of business and would have been replaced even though it may be part of the Y2K analysis. Management does not believe the costs associated with bringing the non-IT systems and equipment into compliance will have a material negative impact on the Company's financial position and results of operations.

The Company does not believe its business will be interrupted due to Y2K issues, however, this conclusion is based on the assumption that certain product vendors, utilities and financial institutions will be able to provide uninterrupted service. In a worst case scenario, the Company believes the stores could still remain open even if these services were not available, although the revenue volume could be affected. To allow the stores to continue to function, the Company has arranged for generators to serve as backup if the power fails. In addition, the Company's ability to process transactions through its registers and accept debit and credit card transactions would be impaired if financial institutions and intermediaries cannot operate normally. However, the lack of this service would not preclude the store(s) from operating. Finally, since the timing of a potential Y2K problem would occur immediately after the holidays, and therefore, after the Company's busiest time of year, any decline in revenue or other impact on operations would be reduced.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt. The Company's exposure to interest rate risk relates to its $9,000,000 and $3,000,000 revolving lines of credit. Borrowings under the agreements bear interest at the bank's reference rate or the bank's adjusted LIBOR rate plus
 .9%. There were no borrowings outstanding under either agreement during the third quarter of 1999. A hypothetical 1% interest rate change would not have a material impact on the Company's financial position and results of operations.

A change in market prices also exposes the Company to market risk related to its investments in marketable securities. At October 2, 1999 the Company held $19,123,000 in marketable securities. A hypothetical 10% drop in the market value of these investments would result in a $1,912,000 unrealized loss and a corresponding decrease in the fair value of these instruments. This hypothetical drop would not affect cash flow and would not have an impact on net income until the Company sold the investments.

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

                                                  ARDEN GROUP, INC.
                                        -------------------------------------
                                                    Registrant

Date       November 11, 1999                      BERNARD BRISKIN
    -------------------------------     --------------------------------------
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