Form 10-K405
period 2000-01-01
ARDEN GROUP INC
filed 2000-03-29
CIK 225051

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
        For the fiscal year ended JANUARY 1, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
        For the transition period from  __________  to  ___________


                          Commission file number 0-9904

                                ARDEN GROUP, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                    95-3163136
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


2020 SOUTH CENTRAL AVENUE, COMPTON, CALIFORNIA             90220
-----------------------------------------------         ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on March 1, 2000 was:

                        Class A Common Stock $54,328,032

The number of shares outstanding of the registrant's classes of common stock as of March 1, 2000 was:

                        2,216,488 of Class A Common Stock
                        1,368,984 of Class B Common Stock

                                     PART I


ITEM 1.         BUSINESS;

ITEM 2.         PROPERTIES; AND

ITEM 3.         LEGAL PROCEEDINGS



GENERAL

The Registrant, Arden Group, Inc. (the "Company"), is a holding company with certain real estate holdings which conducts other operations through its wholly-owned subsidiary, Arden-Mayfair, Inc. ("Arden-Mayfair"). Arden-Mayfair's wholly-owned subsidiary, Gelson's Markets ("Gelson's"), operates supermarkets in the Southern California area. Another wholly-owned subsidiary of Arden-Mayfair, AMG Holdings, Inc. ("AMG Holdings") formerly Telautograph Corporation, distributed and serviced facsimile and other communications equipment and parts prior to the sale of its operating assets and liabilities in 1993. See Note 15 of Notes to Consolidated Financial Statements.

Arden Group, Inc. is headquartered at 2020 South Central Avenue, Compton, California 90220 and its telephone number is (310) 638-2842.



                             BUSINESS AND PROPERTIES


MARKET OPERATIONS

Gelson's currently operates 15 supermarkets in the Southern California area; 13 under the name "Gelson's" and two under the name "Mayfair." Gelson's and Mayfair are self-service cash-and-carry markets and offer a broad selection of local and national brands as well as a limited number of private label items. The Gelson's supermarkets target the consumer who values superior customer service, merchandise presentation, selection and quality products.


STORE FORMATS AND BUSINESS STRATEGY

Gelson's business strategy is to offer a comfortable shopping experience which is superior to its competitors in terms of customer service and merchandise selection and presentation. The goal of this strategy is to continue to develop and maintain Gelson's loyal base of customers. Central elements of this strategy are as follows:

MERCHANDISE The merchandise offerings in the markets are tailored in response to Gelson's customer profile. Gelson's stores, which range in size from approximately 18,000 to 40,000 square feet, typically carry a wide range of items, including all of the traditional grocery categories such as produce, dry groceries, meats, seafood, bakery, dairy, wine and liquor, floral, sushi, vitamins, health and natural food products and health and beauty aids. Gelson's perishables are premium products, which are rigorously maintained and culled as appropriate to assure quality and freshness. Gelson's merchandising emphasizes specialty items such as imported foods and unusual delicatessen items, and items found in service departments such as seafood, sit-down coffee areas, bakeries and service deli. The two Mayfair stores are approximately 25,000 square feet in size and offer a merchandise selection equal in quality to a Gelson's but generally less broad.

SERVICE Gelson's emphasizes customer service by offering a variety of service departments including seafood, delicatessen, floral, sushi and bakery departments. Some Gelson's stores include additional service departments such as fresh pizza and pasta preparation and coffee bars. Additionally, selected stores offer banking and pharmacy services through third parties. Stores are staffed so that, even at peak times, customer checkout time is minimized. In addition to checkers, there are personnel assigned to bagging and carrying out purchases. All employees are encouraged to know customers by name and assist them whenever possible. All stores offer Company credit cards to qualified customers as well as allowing customers the option of paying for their purchases with cash, checks or credit and debit cards. Stores are typically open 14 to 17 hours per day, with hours of operation determined by local code or lease provisions, or as appropriate for the business characteristics of a specific area.

PRESENTATION All stores are maintained in accordance with extremely high standards. Personnel continuously fill and face shelves with groceries. Produce and other perishables are aggressively trimmed and culled to maintain quality and appearance.

PRICING The pricing strategy at the stores is to be competitive within their market niches, ranging from the more traditional to the more exotic, specialty or high-end retailers.

EXPANSION AND STORE DEVELOPMENT Management regularly evaluates the feasibility of opening new stores and remodeling existing stores in order to maximize the existing stores' appeal to consumers and their profit potential. In 1999, the Company opened two new stores, converted an existing Mayfair to the Gelson's format and completed two major remodels. Total capital expenditures in 1999 were approximately $19,630,000. The Company has entered into agreements to open three new stores and anticipates opening one of these stores in 2000 and the remaining two stores in subsequent years. The development and actual opening of new locations is subject to, among other things, necessary governmental approvals and the developers fulfilling certain conditions. See "Properties."

ADVERTISING AND PROMOTION Gelson's advertises in newspapers on a limited basis. Direct advertising is limited (primarily newsletters and direct mail) and is typically "event" rather than "price" oriented; emphasizing, for example, special holiday selections, specialty items and services, recipes and new products.

COMPETITION

The retail grocery business is very competitive nationwide. It is especially intense in the Southern California area. Competition in the supermarket business is based primarily upon price, merchandise variety and quality, service and location. The number of stores, market share and availability of capital are also important competitive factors. Gelson's is in direct competition with numerous local outlets of regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson's), independent grocery stores, convenience stores, specialty and gourmet markets and food departments in mass merchandise stores and club stores. Competition also exists from many other types of retailers with respect to particular products. Stores compete primarily by offering a combination of high-quality products and superior customer service. The Company also believes that Gelson's prime store locations and long-standing reputation add to its competitive strength.



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

The largest supplier for the stores is Unified Western Grocers (formerly Certified Grocers), a cooperative wholesaler which has been a supplier for approximately twenty-five years and which accounted for approximately 22% of Gelson's purchases in 1999. No other supplier accounts for a material percentage of Gelson's purchases. The Company believes that the negative impact of the loss of Unified Western Grocers as a supplier for Gelson's likely would be mitigated by a combination of events, which could include: (i) purchasing certain items for direct store delivery, thereby freeing warehouse capacity to allow other items to be purchased through the warehouse, and (ii) purchasing certain products through other wholesalers. However, such a loss could have a short-term adverse effect on the performance of Gelson's.

EMPLOYEES

Gelson's has approximately 1,050 full-time and 1,057 part-time employees. Most store level and warehouse employees of Gelson's are covered by collective bargaining agreements that require union membership and establish rates of pay, hours of work, working conditions and procedures for the orderly settlement of disputes. In general, these agreements have been negotiated on an area-wide and industry-wide basis. The Company believes that its employee relations are good.

In addition, Arden-Mayfair has approximately 63 full-time employees at its executive and headquarters offices, some of whom are covered by a collective bargaining agreement.


PROPERTIES

The Company currently owns two of its freestanding supermarket properties and a shopping center in which a Gelson's Market is located. The shopping center owned by the Company, located in Calabasas, California, consists of approximately 18,000 square feet of space leased to twelve tenants in addition to the approximately 40,000 square foot Gelson's Market. Twelve supermarkets and the warehouse and distribution facilities which service the markets are leased. Supermarkets are leased for terms which may include options of up to 20 years under leases which generally stipulate a minimum rental against a percentage of gross sales. The average term remaining on the supermarket leases, including renewal options, is approximately 18 years. The 15 markets range in size from approximately 18,000 to approximately 40,000 square feet. Gelson's warehouse and distribution facilities in the City of Commerce, California, are approximately 93,000 square feet and the term of the lease expires in September 2005.

In June 1999, the Company completed the acquisition of a leasehold interest in an existing supermarket located in Sherman Oaks, California. The Company extensively remodeled the store and opened a new Gelson's Market at this location in August 1999.

In September 1999, the Company acquired another leasehold interest in an existing store in Santa Barbara, California. After some minor remodeling work, the store opened in late October 1999. The Company continues to perform additional remodeling while the store is open for business.

The Company has entered into agreements to open stores in Irvine, Pasadena and Beverly Hills, California. The Irvine store is expected to open in the latter half of 2000, with the remaining stores beginning operations in subsequent years. The development and actual openings of these markets are subject to, among other things, necessary governmental approvals and the developers fulfilling certain conditions.

The Company owns its 30,000 square foot corporate headquarters office building in Compton, California. In addition, AMG Holdings leases a 64,000 square foot building in Los Angeles consisting of office and warehouse space, which is subleased until the lease on the property expires in 2012 (including renewal options).

GOVERNMENTAL REGULATION

Gelson's is subject to regulation by a variety of governmental agencies, including the U.S. Food and Drug Administration, the California Department of Alcoholic Beverage Control, and state and local health departments. The Company believes that Gelson's and Mayfair store operations comply with all federal, state and local health, environmental and other laws and regulations. Although the Company cannot predict the effect of future laws or regulations on its operations, expenditures for continued compliance with current laws are not expected to have a material adverse effect on Gelson's competitive position or the Company's consolidated financial position, results of operations or cash flows.


LEGAL PROCEEDINGS

The Company and certain of its subsidiaries are involved in a number of pending legal and/or administrative proceedings. Such proceedings are not expected individually or in the aggregate to have a material adverse impact upon either the Company's consolidated financial position, results of operations or cash flows. See Note 14 of Notes to Consolidated Financial Statements.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

(a) The Company's Class A Common Stock ("Class A") is traded over-the-counter in the NASDAQ National Market System. During the past two years, the range of high and low sales prices (not including markups, markdowns or commissions) for each quarterly period was, according to NASDAQ, the following (restated to reflect a four-for-one stock split distributed in July 1998):



                                            1999                             1998
                                            ----                             ----
                                    HIGH            LOW                HIGH         LOW
                                    ----           ----                ----         ----
                 1st Quarter      42-3/4          39                 37-1/4       23-11/16
                 2nd Quarter      43-7/8          38-7/8             43-3/4       35-13/16
                 3rd Quarter      43              37-5/8             60           27
                 4th Quarter      38-3/4          33                 45           30-1/2


     There is no established public trading market for the Company's Class B Common Stock ("Class B"), which is subject to various restrictions on transfer.

(b) As of January 1, 2000, there were 1,308 holders of record of the Company's Class A, with aggregate holdings of 2,216,488 shares of Class A. This does not include 1,357,200 shares of the Company's Class A owned by AMG Holdings. As of the same date, there were 13 holders of record of the Company's Class B, with aggregate holdings of 1,368,984 shares of Class B.

(c) No dividends have been paid on either Class A or Class B during the past three years. Cash or property dividends on Class B are restricted to an amount equal to 90% of any dividend paid on Class A.

Item 6. SELECTED FINANCIAL DATA OF ARDEN GROUP, INC.


(In Thousands, Except Share and Per Share Data)
===============================================================================================================================
                                                     1999            1998           1997           1996             1995
-------------------------------------------------------------------------------------------------------------------------------
Operations For The Year:
-------------------------------------------------------------------------------------------------------------------------------
Sales                                            $  324,168      $  296,487     $  274,354      $  252,019      $  242,962

Gross profit                                        131,722         119,892        109,988          99,167          95,053

Operating income                                     16,830          16,010         12,861           5,922           8,212

Other income (expense), net                           1,009           1,085          1,422             679           3,560

Income tax expense                                   (6,122)         (7,014)        (5,586)         (2,622)         (4,661)

Income from continuing operations,
    net of income taxes                              11,717          10,081          8,697           3,979           7,111

Loss from discontinued operations,
    net of income taxes                                                             (2,738)           (456)
                                                  ----------      ----------      ----------     ----------       ---------
       Net income                                $   11,717      $   10,081     $    5,959      $    3,523      $    7,111
                                                  ==========      ==========      ==========     =========        =========

Depreciation and amortization  on
    continuing operations                        $    5,824      $    5,618     $    5,111      $    4,686      $    3,480
-------------------------------------------------------------------------------------------------------------------------------
Financial Position At Year End:
-------------------------------------------------------------------------------------------------------------------------------
Total assets                                     $  111,279      $   93,126     $   88,126      $   91,248      $   89,478

Working capital                                      24,677          25,747         13,898          23,142          28,706

Long-term debt                                        8,322           6,369          7,663           6,663           7,695

Stockholders' equity                                 69,276          58,358         48,260          55,737          53,827

Capital expenditures                                 19,630           4,244          7,896          12,841          10,731
-------------------------------------------------------------------------------------------------------------------------------
Per Share Data:
-------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                $     3.27      $     2.81     $     2.10      $      .89      $     1.37

Loss from discontinued operations                                                     (.66)           (.10)
                                                  ----------      ----------      ----------     ----------       ---------
       Net income                                $     3.27      $     2.81     $     1.44      $      .79      $     1.37
                                                  ==========      ==========      ==========     =========        =========

-------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding               3,585,472       3,585,472      4,131,060       4,460,860       5,195,960
-------------------------------------------------------------------------------------------------------------------------------
ALL YEARS ARE 52 WEEKS EXCEPT FOR 1997 WHICH IS 53 WEEKS.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company cautions readers that any forward-looking statements contained in this Form 10-K or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, could affect the Company's financial results and could cause the Company's financial performance to differ materially from the expectations expressed in any forward-looking statement made by or on behalf of the Company: the strength of the U.S. economy, economic conditions in Southern California, the effects of and changes in fiscal policies and laws, inflation, consolidations in the supermarket industry and competition from other supermarkets and retailers with a food presentation.


RESULTS OF OPERATIONS

1999 COMPARED TO 1998

Net income in 1999 increased 16.2% to $11,717,000 compared to $10,081,000 during 1998. Operating income increased 5.1% to $16,830,000 in 1999 compared to $16,010,000 in 1998.

Sales from the Company's 15 supermarkets (all of which are located in Southern California) were $324,168,000 in 1999. This represents an increase of 9.3% over 1998, when sales were $296,487,000. Same store sales increased 5.9% in 1999 compared to the prior year. Sales continue to increase as the result of a more robust economy in Southern California and the positive impact of store remodel activity. In addition, the Company opened new stores in Sherman Oaks and Santa Barbara, California in August and October 1999, respectively. The new stores have generated positive consumer response and sales have met management's projections. Finally, the Northridge store, which opened in November 1997, continued to experience sales improvement in 1999.

The Company's gross profit as a percent of sales was relatively unchanged at 40.6% in 1999 compared to 40.4% in 1998. Delivery, selling, general and administrative ("DSG&A") expenses as a percent of sales were 35.4% in 1999 compared to 35.0% in 1998. DSG&A expense increased as the result of preopening expenses incurred in connection with the opening of the new Sherman Oaks and Santa Barbara stores, as described above. In addition, the Company incurred approximately $496,000 of expense in 1999 related to making the Company's systems and equipment Year 2000 compliant. DSG&A activity in 1998 reflects a $437,000 pretax gain on the sale of real property owned by the Company.

Interest and dividend income was $1,807,000 in 1999 compared to $1,453,000 for 1998 primarily due to higher average levels of interest bearing investments in 1999. In addition, the Company accrued $169,000 of interest income due on a lease deposit for one of its stores.

Interest expense decreased to $694,000 in 1999 from $764,000 in 1998 primarily due to lower average levels of fixture financing debt.

Other income (expense) includes gains (losses) realized on investments in marketable securities of ($74,000) and $408,000 in 1999 and 1998, respectively.

All marketable securities are defined as trading securities or available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized holding gains and losses are included in earnings. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale securities and any unrealized holding gains and losses are included as a separate component of stockholders' equity. Unrealized losses on available-for-sale securities were $839,000 (net of income tax benefits of $572,000) in 1999 compared to an unrealized loss of $23,000 (net of income tax benefits of $9,000) in 1998.

During 1999, the California Franchise Tax Board withdrew tax assessments which it had previously rendered against the Company. As a result, in 1999 the Company recognized a reduction in its tax reserve and an increase in net income of approximately $1,286,000. For an analysis of the Company's provision for income taxes, see Note 11 of Notes to Consolidated Financial Statements.

Basic net income per share from continuing operations for 1998 has been restated to reflect the effect of the Company's four-for-one stock split on July 15, 1998. The increase in basic net income per share from continuing operations occurred due to increased income from continuing operations for the year. See
Note 8 of Notes to Consolidated Financial Statements.

1998 COMPARED TO 1997

During 1998, the Company had net income of $10,081,000 compared to net income of $5,959,000 during 1997. The Company's operating income was $16,010,000 compared to operating income of $12,861,000 during 1997.

Sales from the Company's 13 supermarkets in the Southern California area were $296,487,000 in 1998 (a 52-week fiscal year), an increase of 8.1% from 1997 (a 53-week fiscal year), when sales were $274,354,000. Same store sales for a comparable 53-week period increased 7.2% in 1998 compared to the prior year. The increase in sales was due to a number of factors including a more robust economy in Southern California, the effect of product pricing decisions and the positive impact of store remodel activity. Additionally, the Calabasas store, which opened in February 1996, has experienced higher sales and lower expenses as a percent of sales in 1998 compared to 1997. In November 1997, the Company opened a Gelson's Market in Northridge, California, and although management is encouraged by the sales improvement since the Northridge store opened, sales are still below their original projections. Management expects sales to continue to improve as new tenants are added and existing tenants in the shopping center become more established. However, the occurrence of these events does not guarantee that sales at the Northridge store will increase to originally anticipated levels. The foregoing statements concerning the Northridge store are forward-looking statements and actual future sales are dependent on a number of factors which may or may not occur including, among others, the timing and occupancy of the other tenants' spaces, the nature and success of the other tenants' businesses, the timing and completion of the other tenants' storefronts and competition from other supermarkets in the trade area.

The Company's gross profit as a percent of sales was 40.4% in 1998 compared to 40.1% in 1997. Added controls over product costs, product pricing decisions and increased volume rebates, buying and promotional allowances were factors in increasing margins. Also, the sales mix in 1998 favored higher gross margin categories than in 1997.

Delivery, selling, general and administrative expenses as a percent of sales were 35.0% in 1998 compared to 35.4% for 1997. DSG&A activity in 1998 reflects continued cost containment efforts and a $437,000 pretax gain recognized on the sale of real property owned by the Company. The lower expense in 1998 was partially offset by the reinstatement in April 1998 of an average monthly union pension contribution of $275,000 which was not in effect in 1997. The contribution was suspended again in September 1998. In addition, DSG&A was higher in 1998 due to the opening of the Gelson's Market in Northridge, California in November 1997, as described above.

Interest and dividend income was $1,453,000 in 1998 compared to $1,536,000 for 1997. The decrease is due to interest bearing investments being at lower average levels in 1998 compared to 1997 and interest of $65,000 received in 1997 for a federal income tax refund as a result of the Company filing an amended 1993 corporate income tax return.

Interest expense increased to $764,000 in 1998 from $702,000 in 1997 primarily due to higher average levels of fixture financing debt.

Other income (expense) included gains (losses) realized on investments in marketable securities of $408,000 and $605,000 in 1998 and 1997, respectively.

All marketable securities are defined as trading securities or available-for-sale securities under the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized holding gains and losses are included in earnings. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale securities and any unrealized holding gains and losses are included as a separate component of stockholders' equity. Unrealized losses on available-for-sale securities were $23,000 (net of income tax benefits of $9,000) in 1998 compared to an unrealized gain of $416,000 (net of income tax expense of $275,000) in 1997.

For an analysis of the Company's provision for income taxes, see Note 11 of Notes to Consolidated Financial Statements.

The loss on discontinued operations in 1997 resulted from a decision in an arbitration proceeding related to the sale in 1993 of the Company's communication equipment business. See Note 15 of Notes to Consolidated Financial Statements.

Basic net income per share from continuing operations for 1998 and 1997 has been restated to reflect the effect of the Company's four-for-one stock split on July 15, 1998. The increase in basic net income per share from continuing operations occurred due to increased income from continuing operations for the period, as well as a reduction in weighted average shares outstanding as a result of the Company's purchase of 212,619 shares of Class A Common Stock (without giving effect to the 1998 stock split) in August 1997. See Note 8 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has an ongoing program to remodel existing supermarkets and to add new stores. In 1999, the Company had capital expenditures of approximately $19,630,000. As of January 1, 2000, authorized expenditures on incomplete projects for the purchase of property, plant and equipment totaled approximately $6,003,000. Of this total, approximately $4,551,000 has been contractually committed.

In June 1999, the Company completed the acquisition of a leasehold interest in an existing supermarket located in Sherman Oaks, California. The Company extensively remodeled the store and opened a new Gelson's Market at this location in August 1999.

In September 1999, the Company acquired another leasehold interest in an existing store in Santa Barbara, California. After some minor remodeling work, the store opened in late October 1999. The Company continues to perform additional remodeling while the store is open for business.

The Company has entered into agreements to open stores in Irvine, Pasadena and Beverly Hills, California. The Irvine store is expected to open in the latter half of 2000, with the remaining stores beginning operations in subsequent years. The development and actual openings of these markets are subject to, among other things, necessary governmental approvals and the developers fulfilling certain conditions.

The Company and its subsidiaries are subject to a myriad of environmental laws and regulations regarding air, water and land use, and the use, storage and disposal of hazardous materials. The Company believes it substantially complies, and has in the past substantially complied, with federal, state and local environmental laws and regulations. The Company cannot at this time estimate the expense it ultimately may incur in connection with any current or future violations, however, it believes any such claims will not have a material adverse impact on either the Company's consolidated financial position, results of operations or cash flows.

The Company has a credit facility with a bank establishing a revolving line of credit in the amount of $9,000,000 with a standby letter of credit subfacility in the amount of $5,000,000 and a $10,000,000 non-revolving line of credit providing for term loans. In addition, the Company has a revolving line of credit with another bank in the amount of $3,000,000. The Company borrowed $2,750,000, $2,500,000 and $4,750,000 against the term loan line of credit on December 30, 1995, December 30, 1997 and October 15, 1999, respectively, to finance capital expenditures of which $6,642,000 was outstanding at January 1, 2000. There were no outstanding balances against either of the revolving lines as of January 1, 2000. The Company's current cash position including marketable securities, the lines of credit and net cash provided by operating activities (approximately $20,678,000 for 1999) are the primary sources of funds available to meet the Company's current liquidity requirements. See Note 7 of Notes to Consolidated Financial Statements for a description of the Company's credit lines.

The Company's total liabilities to equity ratio increased to .61 at January 1, 2000 from .60 at January 2, 1999. The Company's current ratio was 1.79 at January 1, 2000 compared to 2.01 at January 2, 1999. The Company's current assets at the end of 1999 were approximately $4,489,000 more than at the end of 1998.

The Company's cash position, including marketable securities, at the end of 1999 was $36,067,000 compared to $33,171,000 at the end of 1998. Cash not required for the immediate needs of the Company has been temporarily invested in commercial paper and marketable securities. See Notes 1 and 2 of Notes to Consolidated Financial Statements. The Company is actively investigating opportunities for the use of these funds, primarily for the expansion of its supermarket operations.

YEAR 2000 ISSUE

The Company modified its systems to be Year 2000 ("Y2K") compliant, and as a result, has not experienced significant Y2K problems. Computer software and hardware used by the Company were modified or replaced to ensure Y2K readiness. The Company believes that its significant vendors and service providers are Y2K compliant and has not, to date, been made aware that any significant vendors or service providers have experienced Y2K disruptions in their systems. Accordingly, the Company does not anticipate additional material expenses or operational disruptions as a result of any Y2K issues.

As of January 1, 2000, the Company has spent a total of approximately $672,000 in connection with addressing the Y2K issue. These costs related primarily to the use of internal staff and outside contractors to modify or replace existing programs in order to achieve Y2K compliance. All costs were funded from operating cash flow and, for the most part, were expensed as incurred.

Although unlikely, given that the Company has not experienced any Y2K problems to date, there can be no certainty that any future unforeseen Y2K problem will not adversely affect the Company's results of operations, liquidity or financial position or adversely affect the Company's relationships with its customers, suppliers, vendors or others.

RECENT ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2001. The Company does not believe that the new standard will have any impact as the Company currently holds no derivatives.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt. The Company's exposure to interest rate risk relates to its $9,000,000 and $3,000,000 revolving lines of credit. Borrowings under the agreements bear interest as discussed in Note 7 of Notes to Consolidated Financial Statements. There were no borrowings outstanding under either agreement during 1999. A hypothetical 1% interest rate change would have no impact on the Company's results of operations.

A change in market prices also exposes the Company to market risk related to its investments in marketable securities. At January 1, 2000 the Company held $17,910,000 in marketable securities. A hypothetical 10% drop in the market value of these investments would result in a $1,791,000 unrealized pretax loss and a corresponding loss of a like amount in the fair value of these instruments. This hypothetical drop would not affect cash flow and would not have an impact on earnings until the investments were disposed of. See Notes 1 and 2 of Notes to Consolidated Financial Statements.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Supplemental Data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Identification of Directors

         Below is set forth certain information about each of the directors of the Company as of March 1, 2000. Certain of this information has been supplied by the persons shown.

                                                        PRINCIPAL OCCUPATION (1)           DIRECTOR         TERM
               NAME                       AGE           AND OTHER DIRECTORSHIPS            SINCE (2)      EXPIRES
               ----                       ---           ------------------------           ---------      -------
          Bernard Briskin                  75    Chairman of the Board of Directors,         1970           2001
                                                 President and Chief Executive
                                                 Officer of the Company and
                                                 Arden-Mayfair, a subsidiary of
                                                 the Company, and Chairman of
                                                 the Board and Chief Executive
                                                 Officer of AMG Holdings and
                                                 Gelson's Markets, both
                                                 subsidiaries of Arden-Mayfair.

          John G. Danhakl                  43    Partner, Leonard Green & Partners           1995           2001
                                                 since March 1995. Managing
                                                 Director of Donaldson Lufkin
                                                 Jenrette Securities Corporation
                                                 from March 1990 to February
                                                 1995. Director of Big 5
                                                 Sporting Goods, Inc.,
                                                 Communications Power and
                                                 Industries, Inc., Twin
                                                 Laboratories Corporation,
                                                 Hechinger/BSQ, Diamond Auto
                                                 Glass Works, Liberty Group
                                                 Publishing and Leslie's
                                                 Poolmart, Inc.

          Robert A. Davidow                57    Director and Vice Chairman of WHX           1993           2002
                                                 Corporation; private investor.

          Stuart A. Krieger                82    Business consultant.                        1978           2000

          Daniel Lembark                   75    Financial consultant and Certified          1978           2001
                                                 Public Accountant.

          Ben Winters                      79    Business consultant.                        1978           2000

(1) Unless otherwise indicated, principal occupation or occupations shown have been such for a period of at least five years in the aggregate.

(2) Date shown for term of service indicates commencement of service as a director of the Company or Arden-Mayfair.

Identification of Executive Officers

         Below is set forth certain information about each of the executive officers of the Company as of March 1, 2000:

             NAME                  AGE                          POSITION(S)
             ----                  ---                          -----------
   Bernard Briskin                  75     Chairman of the Board of Directors, President and Chief
                                           Executive Officer of the Company and Arden-Mayfair, and
                                           Chairman of the Board and Chief Executive Officer of AMG
                                           Holdings and Gelson's Markets.


   David M. Oliver                  42     Chief Financial Officer of the Company and Arden-Mayfair,
                                           Chief Financial Officer and Secretary of AMG Holdings and
                                           Gelson's Markets.

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

Mr. Oliver was elected Chief Financial Officer of the Company in November 1999. Mr. Oliver also serves as Chief Financial Officer of Arden-Mayfair, and Chief Financial Officer and Secretary of AMG Holdings and Gelson's Markets. From August 1998 until he joined the Company, he worked as an independent consultant. From July 1997 to July 1998, Mr. Oliver served as Senior Vice President, Chief Financial Officer of Hughes Family Markets. He served as Vice President, Controller of The Vons Companies, Inc. from July 1994 to April 1997 and as Assistant Controller from August 1988 to June 1994. Mr. Oliver was employed by Arthur Andersen & Co. as a Certified Public Accountant in the audit department from June 1979 to May 1988.

Except for Mr. Briskin, who has an employment agreement, all officers serve at the pleasure of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

         GENERAL

         The following table sets forth the total annual and long-term compensation paid or accrued by the Company and its subsidiaries in connection with all businesses of the Company and its subsidiaries to or for the account of the Chief Executive Officer of the Company and each other executive officer of the Company whose total annual salary and bonus for the fiscal year ended January 1, 2000 exceeded $100,000 in the aggregate.

                                                                     LONG TERM
                                                                  --COMPENSATION--

                         ---------ANNUAL COMPENSATION----------   -----AWARDS-----

                                                                       SECURITIES-
                                                                       UNDERLYING      ALL OTHER
        NAME AND                                                        OPTIONS/        COMPEN-
       PRINCIPAL                                                          SARS          SATION
      POSITION (1)         YEAR     SALARY ($)        BONUS ($)          (#)(3)        ($)(4)(5)
      ------------         ----     ----------        ---------          ------        ---------
   Bernard Briskin,       1999       511,563           626,299                           12,800
   Chief Executive        1998       507,000           599,297                           12,800
   Officer                1997       500,000           496,780                           12,800

   Ernest T. Klinger (2), 1999       125,194                 0                           43,386
   Former CFO, VP         1998       190,000            40,000            7,000          12,800
   Finance & Admin.       1997       190,000            40,000                           12,800

(1) David M. Oliver, Chief Financial Officer, joined the Company in November 1999 at an annual salary of $150,000.

(2) Mr. Klinger resigned as an officer of the Company and terminated his employment in June 1999.

(3) The Company did not grant to Mr. Briskin or Mr. Klinger any restricted stock or stock options and made no payout to them on any long-term incentive plan in fiscal years 1999, 1998 or 1997. Stock appreciation rights covering 7,000 shares of Class A Common Stock granted to Mr. Klinger terminated upon his resignation in June 1999. See Note 9 of Notes to Consolidated Financial Statements.

(4) Includes the Company's contributions to the Arden Group, Inc. 401(k) Retirement Savings Plan and the Arden Group, Inc. Stock Bonus Plan. In 1999, Mr. Briskin was allocated $12,800 to his 401(k) account and $0 to his Stock Bonus Plan account.

(5) Perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the compensation received by Mr. Briskin in any of the years for which compensation information is reported or by Mr. Klinger in 1998 or 1997. Other compensation for Mr. Klinger includes a Company automobile transferred to him in 1999 in connection with the termination of his employment.

         STOCK APPRECIATION RIGHTS

         No stock appreciation rights were granted or exercised during the 1999 fiscal year. There were no unexercised stock appreciation rights held by executive officers at January 1, 2000.

         EMPLOYMENT AGREEMENT

         The compensation of Mr. Briskin, the Chief Executive Officer of the Company, is established under an Employment Agreement dated May 13, 1988, as amended by Amendment to Employment Agreement dated April 27, 1994 (the "Employment Agreement") which was further amended in January 1998, effective January 1, 1997 (the "Amended Employment Agreement"). The Amended Employment Agreement extended the expiration date of the term of the Employment Agreement from January 1, 2001 to January 1, 2004, increased Mr. Briskin's base annual salary to $500,000 effective January 1, 1997, excluded from the definition of Pre-Tax Profits, upon which Mr. Briskin's bonus is determined, any arbitration award to Danka Industries, Inc. and the associated expense in 1997 as a charge to discontinued operations which had the effect of increasing the amount of Mr. Briskin's bonus in 1997 from $344,871 to $496,780, increased the maximum annual reimbursement for medical expenses for Mr. Briskin and his immediate family from $100,000 to $200,000 and provides for annual retirement compensation equal to twenty-five percent of Mr. Briskin's average base salary and bonus earned in the last three fiscal years prior to his retirement and continuation of health insurance benefits and automobile allowance. Pursuant to the terms of the Amended Employment Agreement, Mr. Briskin's base salary will be increased on January 1 of each year of the term of the Amended Employment Agreement commencing January 1, 1998 based upon increases in the Consumer Price Index subject, however, to a maximum annual increase of 4%. His annual bonus will equal 2-1/2% of the Company's first $2,000,000 of Pre-Tax Profits (as defined in the Amended Employment Agreement) plus 3-1/2% of Pre-Tax Profits in excess of $2,000,000. In addition, if he becomes permanently disabled, dies or his employment is terminated prior to January 1, 2004, the cumulative unpaid portion of two notes from Mr. Briskin to the Company, in the amount of $175,000 as of March 1, 2000, will be forgiven. The maturity dates of the two notes were extended to December 31, 2003 with equal annual principal payments of $40,000 plus interest at 6% per annum.

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

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Board of Directors has a Compensation Committee. In 1999 the Compensation Committee was comprised of the following directors, none of whom are or have been officers of the Company:

                                            John G. Danhakl, Chairman
                                            Robert A. Davidow
                                            Daniel Lembark


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)      Security Ownership of Certain Beneficial Owners

                  The following table sets forth information as of March 1, 2000 relating to the stockholdings of persons known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities:

                                                                              AMOUNT AND NATURE
            NAME AND ADDRESS OF                                                 OF BENEFICIAL      PERCENT OF       PERCENT OF
              BENEFICIAL OWNER                       TITLE OF CLASS             OWNERSHIP (1)         CLASS         TOTAL VOTE
              ----------------                       --------------             -------------         -----         ----------
City National Bank, as Trustee of the        Class A Common Stock                  252,163            11.4%           1.6%
Company's Stock Bonus Plan and Trust (the
"Stock Bonus Plan")
500 North Roxbury Drive, Suite 500
Beverly Hills, CA 90210

Bernard Briskin                              Class A Common Stock                  616,749(2)(3)      27.8%           3.9%
Arden Group, Inc.
9595 Wilshire Blvd., Suite 411
Beverly Hills, CA 90212

Bernard Briskin                              Class B Common Stock                1,362,496(3)         99.5%          85.7%

(1) Unless otherwise indicated to the contrary, all beneficial owners have sole investment and voting power. For purposes of this table, 1,357,200 shares of Company Class A Common Stock, which are held by AMG Holdings, are not deemed to be outstanding.

(2) This amount includes the following shares: (i) 186,096 shares held in trust (of which Mr. Briskin is a trustee) for the benefit of Mr. Briskin and his children and (ii) 98,012 shares held in an Individual Retirement Account by Mr. Briskin's wife. Mr. Briskin disclaims any beneficial ownership of the shares set forth in clause (ii) hereof. Mr. Briskin shares voting and investment power with respect to the shares referred to in clause (i), and he has no voting or investment power with respect to the shares referred to in clause (ii). Nothing herein should be construed as an admission that Mr. Briskin is in fact the beneficial owner of any of these shares.

(3) This amount excludes 22,000 shares of Class A Common Stock and 4 shares of Class B Common Stock held by The Judy and Bernard Briskin Foundation of which Mr. Briskin serves as a co-trustee. Mr. Briskin disclaims any beneficial ownership with respect to these shares.

If Mr. Briskin converted all of his Class B Common Stock to Class A Common Stock (convertible on a share for share basis), his and his spouse's beneficial ownership of Class A Common Stock would be increased to 1,979,245 shares or 55.2% of the total shares outstanding as of March 1, 2000.

         (b)      Security Ownership of Management

                  The following table shows, as of March 1, 2000, the beneficial ownership of the Company's equity securities by each director, executive officer and by all directors and executive officers as a group:

                                                                                                             PERCENT
                                                                        AMOUNT AND NATURE OF     PERCENT     OF TOTAL
NAME OF BENEFICIAL OWNER                    TITLE OF CLASS             BENEFICIAL OWNERSHIP(1)  OF CLASS      VOTE
------------------------                    --------------             -----------------------  --------      ----
Bernard Briskin                          Class A Common Stock                        616,749 (2)       27.8%       3.9%
                                         Class B Common Stock                      1,362,496           99.5%      85.7%
John G. Danhakl                          Class A Common Stock                              0
Robert A. Davidow                        Class A Common Stock                              0
Stuart A. Krieger                        Class A Common Stock                              0
Daniel Lembark                           Class A Common Stock                              0
David M. Oliver                          Class A Common Stock                              0
Ben Winters                              Class A Common Stock                            500            (3)         (3)

All directors and executive officers     Class A Common Stock                        617,249 (2)       27.8%        3.9%
as a group (7 persons)                   Class B Common Stock                      1,362,496           99.5%       85.7%

(1) Unless otherwise indicated to the contrary, all beneficial owners have sole investment and voting power. The number of outstanding shares of Company Class A Common Stock on which the percentages shown in this table are based does not include 1,357,200 shares of Company Class A Common Stock held by AMG Holdings.

(2) See note (2) and (3) to the table under "Security Ownership of Certain Beneficial Owners" set forth above.

(3)      Did not exceed 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the purchase by Mr. Briskin of shares of the Company's Class A Common Stock in 1979 and 1980, the Company loaned Mr. Briskin $212,500 and $303,750, respectively. Effective January 1, 1997 the terms of the notes were modified to extend the maturity date from December 31, 2000 to December 31, 2003 and to reduce the annual principal payments from $73,750 to $40,000 plus interest at 6% per annum. The highest cumulative outstanding balance of the two loans was $215,000 during 1999 and was $175,000 as of March 1, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Exhibits and Financial Statements and Schedules

         (1)  Financial Statements
              See Index to Consolidated Financial Statements and Supplemental
              Data

         (2)  Financial Statement Schedules
              See Index to Consolidated Financial Statements and Supplemental
              Data

         (3)  Exhibits
              See Index to Exhibits

     (b) Reports on Form 8-K

         None

     (c) Exhibits

         See Index to Exhibits

     (d) Other Financial Schedules

         See Index to Consolidated Financial Statements and Supplemental Data

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARDEN GROUP, INC.

                                                                       DATE


By       BERNARD BRISKIN                                             03/28/00
         ------------------------------------------------------
         Bernard Briskin, Chairman of the Board,
         President and Chief Executive Officer

By       DAVID M. OLIVER                                             03/28/00
         ------------------------------------------------------
         David M. Oliver, Chief Financial Officer
         (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. The undersigned have also relied upon the reports of the registrant's independent accountants at page 23.

                                                                       DATE

         BERNARD BRISKIN                                             03/28/00
         ------------------------------------------------------
         Bernard Briskin, Director and Chairman of the Board

         JOHN G. DANHAKL                                             03/28/00
         ------------------------------------------------------
         John G. Danhakl, Director

         ROBERT A. DAVIDOW                                           03/28/00
         ------------------------------------------------------
         Robert A. Davidow, Director

         STUART A. KRIEGER                                           03/28/00
         ------------------------------------------------------
         Stuart A. Krieger, Director

         DANIEL LEMBARK                                              03/28/00
         ------------------------------------------------------
         Daniel Lembark, Director

         BEN WINTERS                                                 03/28/00
         ------------------------------------------------------
         Ben Winters, Director

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
             -------------------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND SUPPLEMENTAL DATA
                                 ---------------

                                                                                                         Page
Report of Independent Accountants.........................................................................23

Financial Statements:
         Consolidated Balance Sheets, January 1, 2000 and January 2, 1999.................................24
         Consolidated Statements of Operations and Comprehensive Income for
         fiscal years 1999, 1998 and 1997.................................................................25
         Consolidated Statements of Stockholders' Equity for fiscal years 1999,
         1998 and 1997....................................................................................26
         Consolidated Statements of Cash Flows for fiscal years 1999, 1998 and 1997.......................27
         Notes to Consolidated Financial Statements.......................................................29

               The financial statements include the Registrant's subsidiary (Arden-Mayfair,
               Inc.) and the subsidiaries of Arden-Mayfair, Inc.

Selected Quarterly Financial Data (Unaudited).............................................................45





Schedules are omitted because of the absence of the conditions under which they are required.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                  ------------



To the Stockholders of
Arden Group, Inc.

In our opinion, the consolidated financial statements listed in the index on page 22 of this Form 10-K present fairly, in all material respects, the financial position of Arden Group, Inc. and its subsidiary at January 1, 2000 and January 2, 1999, and the consolidated results of their operations and comprehensive income, and their cash flows for each of the three fiscal years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP




Los Angeles, California
March 10, 2000

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
             -------------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS


(In Thousands, Except Share and Per Share Data)
=================================================================================================================
ASSETS                                                                January 1, 2000           January 2, 1999
-----------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                          $ 18,157                   $13,647
     Marketable securities                                                17,910                    19,524
     Accounts and notes receivable, net                                    5,412                     5,454
     Inventories                                                          12,202                    10,796
     Other current assets                                                  2,094                     1,865

-----------------------------------------------------------------------------------------------------------------
           Total current assets                                           55,775                    51,286

Property for resale or sublease                                              868                     1,326
Property, plant and equipment, net                                        51,366                    37,759
Other assets                                                               3,270                     2,755
-----------------------------------------------------------------------------------------------------------------
           Total assets                                                 $111,279                   $93,126
=================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable, trade                                            $ 14,853                   $11,407
     Other current liabilities                                            14,016                    12,825
     Current portion of long-term debt                                     2,229                     1,307
-----------------------------------------------------------------------------------------------------------------
           Total current liabilities                                      31,098                    25,539

Long-term debt                                                             8,322                     6,369
Deferred income taxes                                                      1,125                     1,556
Other liabilities                                                          1,458                     1,304
-----------------------------------------------------------------------------------------------------------------
           Total liabilities                                              42,003                    34,768
-----------------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities (Note 14)

Stockholders' equity:
     Common Stock, Class A, $ .25 par value;
          3,573,688 shares issued and outstanding
          including 1,357,200 treasury shares                                894                       894
     Common Stock, Class B, $ .25 par value;
          1,368,984 shares issued and outstanding                            342                       342
     Capital surplus                                                       3,866                     3,866
     Notes receivable from officer/director                                 (175)                     (215)
     Unrealized gain (loss) on available-for-sale securities                (446)                      393
     Retained earnings                                                    68,548                    56,831

-----------------------------------------------------------------------------------------------------------------
                                                                          73,029                    62,111
     Treasury stock, 1,357,200 shares at cost                             (3,753)                   (3,753)
-----------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                     69,276                    58,358
-----------------------------------------------------------------------------------------------------------------
           Total liabilities and stockholders' equity                   $111,279                   $93,126
=================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
             -------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

(In Thousands, Except Share and Per Share Data)
=================================================================================================================
                                                                      1999             1998              1997
-----------------------------------------------------------------------------------------------------------------
Sales                                                             $  324,168        $  296,487       $  274,354

Cost of sales                                                        192,446           176,595          164,366
-----------------------------------------------------------------------------------------------------------------
           Gross profit                                              131,722           119,892          109,988

Delivery, selling, general and administrative expenses               114,892           103,882           97,127
-----------------------------------------------------------------------------------------------------------------
           Operating income                                           16,830            16,010           12,861

Interest and dividend income                                           1,807             1,453            1,536

Other income (expense), net                                             (104)              396              588

Interest expense                                                        (694)             (764)            (702)
-----------------------------------------------------------------------------------------------------------------
       Income from continuing operations, before income taxes         17,839            17,095           14,283

Income tax provision                                                   6,122             7,014            5,586
-----------------------------------------------------------------------------------------------------------------
       Income from continuing operations, net of income taxes         11,717            10,081            8,697

Loss from discontinued operations, net of income tax benefits
    of $1,602 in 1997                                                                                    (2,738)
-----------------------------------------------------------------------------------------------------------------
           Net income                                             $   11,717        $   10,081       $    5,959
-----------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss), net of tax:

       Unrealized gain (loss) from available-for-sale securities:

           Unrealized holding gains (losses) arising during the
           period                                                       (951)              (89)             496

           Reclassification adjustment for gains (losses) included
               in net income                                             112                66              (80)
-----------------------------------------------------------------------------------------------------------------
       Net unrealized gain (loss), net of income tax expense
          (benefits) of $(572) for 1999, $(9) for 1998 and
          $275 for 1997                                                 (839)              (23)             416
-----------------------------------------------------------------------------------------------------------------
          Comprehensive income                                    $   10,878        $   10,058       $    6,375
                                                                   =========         =========         ========
=================================================================================================================
Basic net income per common share:

       Income from continuing operations                          $     3.27        $     2.81       $     2.10

       Loss from discontinued operations                                                                   (.66)
-----------------------------------------------------------------------------------------------------------------
           Net income                                             $     3.27        $     2.81       $     1.44

-----------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                         3,585,472         3,585,472        4,131,060
=================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
             -------------------------------------------------------

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


(In Thousands, Except Share Data)
====================================================================================================================
                                                                        1999              1998             1997
--------------------------------------------------------------------------------------------------------------------
Common Stock, Class A:
    Balance, beginning of year                                    $      894        $      894       $    1,106

    Purchase and retirement of stock (850,476 shares)                                                      (212)
--------------------------------------------------------------------------------------------------------------------
             Balance, end of year                                        894               894              894
--------------------------------------------------------------------------------------------------------------------
Common Stock, Class B:
             Balance, beginning and end of year                          342               342              342
--------------------------------------------------------------------------------------------------------------------
Capital surplus:
    Balance, beginning of year                                         3,866             3,866            4,531
    Purchase and retirement of common stock                                                                (665)
--------------------------------------------------------------------------------------------------------------------
             Balance, end of year                                      3,866             3,866            3,866
--------------------------------------------------------------------------------------------------------------------
Notes receivable from officer/director:
    Balance, beginning of year                                          (215)             (255)            (369)
    Principal paid                                                        40                40              114
--------------------------------------------------------------------------------------------------------------------
             Balance, end of year                                       (175)             (215)            (255)
--------------------------------------------------------------------------------------------------------------------
Unrealized gain (loss) on available-for-sale securities:
    Balance, beginning of year                                           393               416
    Net unrealized gain (loss)                                          (839)              (23)             416
--------------------------------------------------------------------------------------------------------------------
             Balance, end of year                                       (446)              393              416
--------------------------------------------------------------------------------------------------------------------
Retained earnings:
    Balance, beginning of year                                        56,831            46,750           53,880
    Net income                                                        11,717            10,081            5,959
    Purchase and retirement of common stock                                                             (13,089)
--------------------------------------------------------------------------------------------------------------------
             Balance, end of year                                     68,548            56,831           46,750
--------------------------------------------------------------------------------------------------------------------
Stockholders' equity before treasury stock                            73,029            62,111           52,013

Treasury stock, at cost                                               (3,753)           (3,753)          (3,753)
--------------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                           $   69,276         $  58,358       $   48,260
====================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
             -------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

===================================================================================================================
                                                                                 1999         1998         1997
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Cash received from customers                                              $ 324,276    $ 296,751    $ 274,683
    Cash paid to suppliers and employees                                       (296,662)    (278,213)    (254,622)
    Sales of trading securities, net                                                                        8,851
    Interest and dividends received                                               1,639        1,449        1,683
    Interest paid                                                                  (716)        (751)        (705)
    Income taxes paid                                                            (7,859)      (6,689)      (3,831)
-------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                               20,678       12,547       26,059
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Capital expenditures                                                        (19,630)      (4,244)      (7,896)
    Transfer to discontinued operations                                                                    (2,575)
    Purchases of available-for-sale securities                                   (2,528)      (3,793)      (3,202)
    Sales of available-for-sale securities                                        2,658          268        1,380
    Proceeds from the sale of property, plant and
       equipment, liquor licenses and leasehold
       interests                                                                      7        3,171          163
    Payments received on notes from the sale of
       property, plant and equipment and liquor
       licenses                                                                                                53
-------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                  (19,493)      (4,598)     (12,077)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Purchase and retirement of stock                                                                      (13,966)
    Principal payments on long-term debt                                         (1,208)      (1,188)        (799)
    Principal payments under capital lease obligations                             (257)        (230)        (205)
    Loan payments received from officer/director                                     40           40          114
    Proceeds from equipment financing                                             4,750                     2,500
    Purchase of Company debentures                                                               (23)
-------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                      3,325       (1,401)     (12,356)
-------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                         4,510        6,548        1,626

Cash and cash equivalents at beginning of year                                   13,647        7,099        5,473
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                      $  18,157    $  13,647    $   7,099
===================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


===================================================================================================================
                                                                                  1999        1998        1997
-------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
      BY OPERATING ACTIVITIES:
Net income                                                                    $  11,717    $  10,081    $   5,959

Adjustments to reconcile net income to net cash provided by operating activities:
       Loss from discontinued operations                                                                    2,738
       Depreciation and amortization                                              5,824        5,618        5,111
       Provision for losses on accounts and
          notes receivable                                                          191           92           62
       Deferred income taxes                                                       (431)        (865)         270
       Net loss (gain) from the disposal of property,
          plant and equipment, liquor licenses
          and leasehold interests                                                   149         (409)         731
       Realized loss (gain) on marketable securities, net                            74         (408)        (605)
       Gain on purchase of 7% debentures                                                          (2)


Change in assets and liabilities net of effects from noncash investment and financing activities:

    (Increase) decrease in assets:
       Marketable securities                                                                                8,851
       Accounts and notes receivable                                                (67)         794        1,639
       Inventories                                                               (1,406)         756         (824)
       Other current assets                                                        (229)        (239)        (274)
       Other assets                                                                (551)        (103)         (90)


    Increase (decrease) in liabilities:
       Accounts payable and other accrued expenses                                4,665       (2,611)       3,847
       Deferred income taxes on unrealized gains                                    571                      (275)
       Other liabilities                                                            171         (157)      (1,081)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     $  20,678    $  12,547    $  26,059
===================================================================================================================

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

      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements of Arden Group, Inc. (the "Company") include the accounts of the Company and its direct and indirect subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. The Company operates primarily in the supermarket business in the Southern California area.

      FISCAL YEAR

      The Company operates on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the consolidated financial statements included herein ended on January 1, 2000 (52 weeks), January 2, 1999 (52 weeks) and January 3, 1998 (53 weeks).

      CASH AND CASH EQUIVALENTS

      The Consolidated Statements of Cash Flows classify changes in cash or cash equivalents (short-term, highly liquid investments readily convertible into cash with an original maturity at date of purchase of three months or less) according to operating, investing or financing activities. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and temporary cash investments. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

      MARKETABLE SECURITIES

      Marketable securities consist of mutual funds and debt and equity securities. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as trading securities or available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

      ACCOUNTS AND NOTES RECEIVABLE

      The Company closely monitors extensions of credit and has not experienced significant losses related to its receivables. At January 1, 2000, the Company did not have significant credit risk concentrations. No single group or customer represents greater than 2% of total accounts and notes receivable. Issuance costs related to Gelson's charge cards are not significant and are expensed as incurred.

      INVENTORIES

      The cost of supermarket nonperishable inventories is determined by the retail inventory method using the last-in, first-out (LIFO) method, which is lower than market. Perishable inventories are valued at the lower of cost (first-in, first-out or average) or market.

      PROPERTY FOR RESALE OR SUBLEASE

      It is the Company's policy to make available for sale or sublease property considered by management as excess and no longer necessary for the operations of the Company. The aggregate carrying values of such owned property and property under capital leases are periodically reviewed and adjusted downward to fair value, when appropriate.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values because of the short-term maturity of these instruments. The fair value of long-term debt closely approximates its carrying value. The Company uses quoted market prices, when available, or discounted cash flows to calculate these fair values.

      LONG-LIVED ASSETS

      In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the individual stores and consolidated undiscounted net cash flows for long-lived assets not identifiable to individual stores compared to the related carrying value.

      ENVIRONMENTAL COSTS

      Costs incurred to investigate and remediate contaminated sites are expensed as incurred.

      STORE OPENING COSTS

      Noncapital expenditures incurred in opening a new store are expensed as incurred.

      ADVERTISING AND SALES PROMOTION COSTS

      Advertising and sales promotion costs are expensed as incurred and totaled $1,732,000, $1,504,000, and $1,496,000 in 1999, 1998 and 1997,
      respectively.

      INCOME TAXES

      The Company accounts for income taxes under the provisions of SFAS 109, "Accounting for Income Taxes." Under SFAS 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

      NET INCOME PER COMMON SHARE

      SFAS 128, "Earnings Per Share," was adopted in the fourth quarter of 1997 and supersedes the Company's previous standards for computing net income per share under Accounting Principles Board Opinion No. 15. The new standard requires dual presentation of basic net income per common share and dilutive net income per common share on the face of the income statement. Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. The Company does not have any dilutive shares for any of the three fiscal years in the period ended January 1, 2000. The financial statements present basic net income per common share.

      COMPREHENSIVE INCOME

      SFAS 130, "Reporting Comprehensive Income," was adopted during the first quarter of 1998. The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes unrealized gains and losses on debt and equity securities classified as available-for-sale and included as a component of stockholders' equity.

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

      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2001. The Company does not believe that the new standard will have any impact as the Company currently holds no derivatives.

2.    Marketable Securities

      Marketable securities are carried on the balance sheet at their fair value.

-------------------------------------------------------------------------------------------------------------------
                                                                                       UNREALIZED
      (In Thousands)                                                  COST             GAIN (LOSS)     FAIR VALUE
-------------------------------------------------------------------------------------------------------------------
      As of January 1, 2000:

         Available-for-sale securities:
             Mutual funds                                           $  16,862          $     (824)     $  16,038
             Equity securities                                          1,763                 109          1,872
             Debt securities                                              578                (578)
                                                                    ----------         ----------      ---------
             Total                                                  $  19,203          $   (1,293)       $17,910
                                                                    ==========         ==========      =========

      As of January 2, 1999:

         Available-for-sale securities:
             Mutual funds                                           $  15,829          $      625      $  16,454
             Equity securities                                          3,000                  70          3,070
             Debt securities                                              578                (578)
                                                                    ----------         ----------      ---------
             Total                                                  $  19,407            $    117       $ 19,524
                                                                    =========          ==========      =========

      Realized gains (losses) from sale of securities were ($342,000), ($4,000) and $605,000 in 1999, 1998 and 1997, respectively.

3.    Accounts and Notes Receivable, Net

-------------------------------------------------------------------------------------------------------------------
      (In Thousands)                                                    January 1, 2000             January 2, 1999
-------------------------------------------------------------------------------------------------------------------
      Accounts receivable, trade                                              $4,120                      $4,238
      Notes receivable                                                           310                         392
      Other accounts receivable                                                1,522                       1,385
                                                                            --------                     -------
                                                                               5,952                       6,015

      Less:  Allowance for doubtful accounts and
                 notes receivable                                               (540)                       (561)
                                                                            --------                     -------
                                                                              $5,412                      $5,454
                                                                            ========                     =======

      The provision for doubtful accounts and notes receivable in 1999, 1998 and 1997 was approximately $191,000, $92,000 and $62,000, respectively.

4.    Inventories

      Inventories valued by the LIFO method ($9,635,000 in 1999, $8,632,000 in 1998 and $9,545,000 in 1997) would have been $3,123,000, $2,807,000, and
      $2,570,000 higher at January 1, 2000, January 2, 1999, and January 3, 1998, respectively, if they had been stated at the lower of FIFO cost or market. The LIFO effect on net income and basic net income per common share in 1999, 1998 and 1997 was a decrease of approximately $187,000 ($.05 per share), $143,000 ($.04 per share) and $105,000 ($.03 per share), respectively.

5.    Property, Plant and Equipment, Net

-------------------------------------------------------------------------------------------------------------------
      (In Thousands)                                                    January 1, 2000            January 2, 1999
-------------------------------------------------------------------------------------------------------------------
      Land                                                                    $ 8,110                   $ 8,058
      Buildings and improvements                                                9,717                     9,637
      Store fixtures and office equipment                                      27,443                    21,299
      Transportation equipment                                                  1,659                     1,544
      Machinery and equipment                                                     831                       789
      Leasehold improvements                                                   33,599                    25,186
      Leasehold interests                                                       4,142
      Assets under capital leases                                               3,058                     3,058
      Assets under construction                                                   939                     1,677
                                                                         --------------             -----------
                                                                               89,498                    71,248

      Accumulated depreciation and amortization                               (38,132)                  (33,489)
                                                                         --------------             -----------
                                                                              $51,366                   $37,759
                                                                         ==============             ===========

      As of January 1, 2000, approximately $14,770,000 of property, plant and equipment (at cost) was fully depreciated.

6.    Other Current Liabilities

-------------------------------------------------------------------------------------------------------------------
      (In Thousands)                                                     January 1, 2000           January 2, 1999
-------------------------------------------------------------------------------------------------------------------
      Compensated absences                                                   $  3,578                   $   3,194
      Taxes (including taxes collected from others
          of $1,321 and $1,134, respectively)                                   2,354                       3,965
      Other                                                                     8,084                       5,666
                                                                            ---------                   ---------
                                                                              $14,016                     $12,825
                                                                            =========                   =========

7.    Long-Term Debt

-------------------------------------------------------------------------------------------------------------------
                                                          CURRENT                            NON-CURRENT
                                              -----------------------------         -------------------------------
                                              JANUARY 1,         JANUARY 2,         JANUARY 1,         JANUARY 2,
      (In Thousands)                             2000               1999               2000               1999
-------------------------------------------------------------------------------------------------------------------
      Notes payable                            $  2,000         $   1,050            $   4,642         $  2,050
      Obligations under capital
           leases                                   229               257                2,452            3,091
      7% Subordinated income
           debentures due
           September 1, 2014                                                             1,228            1,228
                                               --------         ---------            ---------         --------
                                               $  2,229         $   1,307            $   8,322         $  6,369
                                               ========         =========            =========         ========

      At January 1, 2000, the approximate principal payments required on long-term debt for each fiscal year are as follows (in thousands):

      2000                                                                                          $     2,229
      2001                                                                                                1,707
      2002                                                                                                1,739
      2003                                                                                                1,274
      2004                                                                                                1,156
      Thereafter                                                                                          2,446
                                                                                                    -----------
                                                                                                    $    10,551
                                                                                                    ===========

      The Company has a 24 month loan agreement for a credit facility with a bank establishing a revolving line of credit in the amount of $9,000,000 with a standby letter of credit subfacility in the amount of $5,000,000 and a $10,000,000 non-revolving line of credit providing for term loans. Major provisions of the agreement permit the Company to elect to pay interest under either the "Base Interest" or "Reference" rate provisions of the agreement. Additionally, there are certain minimum requirements as to the Company's equity, working capital and debt-to-equity relationships. The Company also has a one-year revolving line of credit with another bank in the amount of $3,000,000 with interest at the bank's reference rate or adjusted LIBOR rate plus a margin. At the end of 1999 and 1998 there were no amounts borrowed under either of the revolving lines of credit.

      Notes Payable: In 1999, 1997 and 1995, the Company borrowed $4,750,000 (at 6.98%), $2,500,000 (at 6.76%) and $2,750,000 (at 6.18%), respectively, from its $10,000,000 non-revolving line of credit to finance the purchase of supermarket equipment. All three borrowings are five year, fully amortized notes.

      Debentures: The indenture relating to the 7% (6% prior to November 7, 1978) subordinated income debentures ("7% Debentures"), due September 1, 2014, provides for interest payable semiannually on March 1 and September 1 to the extent that current annual net income (consolidated net income before income taxes and interest accrued on the 7% Debentures) is sufficient therefore, or at the discretion of the Company, out of available retained earnings. No accrued interest was in arrears as of January 1, 2000.

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

      Class A Common Stock: The Company is authorized to issue 10,000,000 shares of Class A Common Stock, par value $.25 per share. At January 1, 2000 and January 2, 1999, shares issued were 3,573,688 including 1,357,200 treasury shares. In the third quarter of 1997, the Company completed a self-tender offer by purchasing 212,619 shares (before the stock split) at $65.00 per share. The Class A Common Stock has one vote per share on all matters on which stockholders are entitled to vote or consent.

      Class B Common Stock: The Company is authorized to issue 1,500,000 shares of Class B Common Stock, par value $.25 per share. At January 1, 2000 and January 2, 1999 there were 1,368,984 shares issued and outstanding. The Class B Common Stock has ten votes per share on virtually all matters on which stockholders are entitled to vote or consent. Transfer of Class B Common Stock is restricted to other Class B stockholders and certain other classes of transferees. Class B Common Stock is convertible, at the option of the holder, into Class A Common Stock on a share-for-share basis. The Class B Common Stock is also automatically converted into Class A Common Stock under certain circumstances, including upon the transfer of such stock to a transferee other than another Class B stockholder and certain other classes of transferees. No shares were converted in 1999, 1998 or 1997. Cash or property dividends on Class B Common Stock are restricted to an amount equal to 90% of any dividend paid on Class A Common Stock.

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

      In November 1998, the Company granted 30,000 stock options at an exercise price of $40 per share under the Stock Option Plan. These options remain outstanding as of January 1, 2000, vest at 25% per year commencing the second year and expire five years from the date of grant. The exercise price of stock options granted under the Stock Option Plan is equal to the fair market value of the Company's Class A Common Stock on the date of grant. There were no options granted in 1999.

      The Company accounts for its Stock Option Plan using the intrinsic value based method prescribed in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized in the Company's Statement of Operations and Comprehensive Income for the years ended January 1, 2000 and January 2, 1999. SFAS 123, "Accounting for Stock-Based Compensation," encourages adoption of a fair value based method for valuing the cost of stock-based compensation. However, it allows companies to use the intrinsic value based method prescribed by APB 25 and disclose pro forma net earnings and earnings per share in accordance with SFAS 123. Had compensation expense for the Company's Stock Option Plan been determined under SFAS 123 using the fair value based method, the Company's pro forma net earnings and net earnings per share would not have been affected for the fiscal years ended January 1, 2000 and January 2, 1999.

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

      In 1998, the Company also adopted a Phantom Stock Option Plan (the "Phantom Plan") which provides for the granting of units covering up to 35,000 shares of the Company's Class A Common Stock to persons who are at the vice president or higher level of the Company. Each unit entitles the holder to receive upon exercise thereof the excess of the fair market value of a share of Class A Common Stock on the date of exercise over the fair market value of such share on the date specified by the committee administrating the Phantom Plan at the time of grant. All of the units vest after the first year at 25% each year over a four year period and expire five years from the date of grant. During 1998, the Company granted units covering 17,000 shares of Class A Common Stock to certain officers of the Company exercisable at $40 per share. No units were granted or exercised in 1999. As of January 1, 2000, units covering 10,000 shares of Class A Common Stock remain outstanding. For the years ended January 1, 2000 and January 2, 1999, the Company incurred no compensation expense related to the Phantom Plan.

10.   Retirement Plans

      The Company contributes to multi-employer union pension plans administered by various trustees which may be deemed to be defined benefit plans. Contributions to these plans are based upon negotiated wage contracts. Information relating to accumulated benefits and fund assets as they may be allocable to the participants at January 1, 2000 is not available. The Company's total union pension expense for all plans for 1999, 1998 and 1997 amounted to $1,801,000, $2,127,000 and
      $937,000, respectively. The Company's 1999 and 1998 expense is higher than 1997 due to the reinstatement of a union pension contribution which was not in effect in 1997. The contribution was suspended again in late 1999.

      The Company has a noncontributory, trusteed Stock Bonus Plan (the "Plan") which is qualified under Section 401 of the Internal Revenue Code of 1986, as amended. All nonunion employees over 18 years of age who complete 1,000 hours of service within the year ending on the anniversary date of employment are eligible to become participating employees in the Plan. Contributions to the Plan for any fiscal year, as determined by the Board of Directors, are discretionary, but in no event will they exceed 15% of the annual aggregate salaries of those employees eligible for participation in the Plan. Contributions must be invested in the Company's Class A Common Stock with excess cash being invested in certain government-backed securities. Contributions to the Plan are allocated among eligible participants in the proportions of their salaries to the salaries of all participants. Contributions accrued for the Plan in 1999, 1998 and 1997 were $0, $0 and $135,000, respectively.

      The Arden Group, Inc. 401(k) Retirement Savings Plan (the "Company Savings Plan") covers all nonunion employees of the Company and its subsidiaries who have attained the age of 18 and have completed at least one year of service with any of such companies. The Company Savings Plan provides that, with certain limitations, a participating employee may elect to contribute up to 15% of such employee's annual compensation to the Company Savings Plan on a tax-deferred basis, subject to a limitation that the annual elective contribution may not exceed an annual indexed dollar limit determined pursuant to the Internal Revenue Code ($10,000 in 1999). Annual matching contributions are made by the Company each year for those participants whose annualized gross earnings for the previous year were $45,000 or less, and such matching contribution was $8,000 in 1999, $7,000 in 1998 and $10,000 in 1997. An additional discretionary amount of $588,000 was accrued in 1999 and contributed to the Plan in early 2000. Similarly, $539,000 was accrued in 1998 and contributed to the Plan in early 1999 and $406,000 was accrued in 1997 and contributed in early 1998.

      An employment agreement with a key executive officer provides for annual retirement compensation equal to 25% of his average base salary and bonus earned in the last three years prior to his retirement. The obligation determined on an actuarial basis is being accrued over the seven-year term of his agreement. The Company accrued $273,000, $226,000 and $226,000 in 1999, 1998 and 1997, respectively, toward this benefit.

11.  Income Taxes

     Income (loss) before income taxes and the related income tax expense (benefit) are as follows:

----------------------------------------------------------------------------------------------------------------
      (In Thousands)                                                   1999            1998              1997
----------------------------------------------------------------------------------------------------------------
      Income (loss) before income taxes:
          Continuing operations                                    $  17,839           $17,095          $14,283
          Discontinued operations                                                                        (4,340)
                                                                   ---------           -------          -------
               Total                                               $  17,839           $17,095          $ 9,943
                                                                   =========           =======          =======
      Income tax expense (benefit):
          Continuing operations                                    $   6,122           $ 7,014          $ 5,586
          Discontinued operations                                                                        (1,602)
                                                                   ---------           -------          -------

               Total                                               $   6,122           $ 7,014          $ 3,984
                                                                   =========           =======          =======




     The composition of federal and state income tax expense (benefit) is as follows:
----------------------------------------------------------------------------------------------------------------
      (In Thousands)                                                   1999            1998              1997
----------------------------------------------------------------------------------------------------------------
      Current:
           Federal                                                    $6,211            $6,358           $2,701
           State                                                         342             1,521            1,013
                                                                   ---------           -------          -------
                 Total                                                 6,553             7,879            3,714

      Deferred:
           Federal                                                      (326)             (760)             359
           State                                                        (105)             (105)             (89)
                                                                   ---------           -------          -------
                 Total                                                  (431)             (865)             270
                                                                   ---------           -------          -------
           Total income tax expense                                   $6,122            $7,014           $3,984
                                                                   =========           =======          =======



     The Company's deferred tax assets (liabilities) were attributable to the following:
     -----------------------------------------------------------------------------------------------------------
                                                                                  January 1,          January 2,
      (In Thousands)                                                                 2000                1999
     -----------------------------------------------------------------------------------------------------------

      Deferred tax assets:
           Debt under capital leases                                               $ 1,187             $ 1,482
           Accrued expenses                                                          1,347               1,221
           State income taxes                                                          566                 532
           Allowance for doubtful accounts                                             237                 246
           Other                                                                       788                 766
                                                                                 ---------            ---------
                 Deferred tax assets                                                 4,125               4,247
                                                                                 ---------            ---------

      Deferred tax liabilities:
           Deferred gain on debenture exchange                                      (4,111)             (4,416)
           Property leased under capital leases, net of
                 accumulated depreciation                                             (735)             (1,002)
           Other                                                                      (404)               (385)
                                                                                 ---------            ---------
                 Deferred tax liabilities                                           (5,250)             (5,803)
                                                                                 ---------            ---------
                 Deferred income taxes, net                                        $(1,125)            $(1,556)
                                                                                 =========            =========




     The Company has not established a valuation allowance because its deferred tax assets can be realized by offsetting taxable income in the carryback period, and also against deferred tax liabilities and future taxable income, which management believes will more likely than not be earned, based on the Company's historical earnings record.

     Reconciliation of the statutory federal rate and effective rate is as follows:

     -----------------------------------------------------------------------------------------------------------
                                               1999                        1998                      1997
      (In Thousands, Except                -----------                 -----------               -----------
      Percentage Amounts)                 Amount    Rate              Amount     Rate           Amount     Rate
     -----------------------------------------------------------------------------------------------------------
      Federal tax at statutory
           rate                           $6,244    35.0 %            $5,983     35.0 %          $3,380    34.0 %
      State income taxes, net of
           federal tax benefit             1,025     5.7 %               983      5.8 %             610     6.1 %
      Tax reserve adjustment              (1,286)   (7.2)%
      Other                                  139      .8 %                48      0.2 %              (6)   (0.1)%
                                           ---------------             ----------------           ---------------
                                          $6,122    34.3 %            $7,014     41.0 %          $3,984    40.0 %
                                           ===============             ================           ===============

     The California Franchise Tax Board had previously rendered tax assessments against the Company. The Company believed these assessments to be excessive and filed an appeal, which resulted in a proposed settlement in 1998. The matter was resolved during 1999 and tax reserves were adjusted accordingly.

12.  Leases

     The principal kinds of property leased by the Company and its subsidiaries are supermarket buildings and delivery equipment. The most significant obligations assumed under the lease terms, other than rental payments, are the upkeep of the facilities, insurance and property taxes. Most supermarket leases contain contingent rental provisions based on sales volume and have renewal options. The Company's decision to exercise renewal options is primarily dependent on the level of business conducted at the location and the profitability thereof.

     All leases and subleases with an initial term greater than one year are accounted for under SFAS 13, "Accounting for Leases." These leases are classified as either capital leases, operating leases or subleases, as appropriate.

     Assets Under Capital Leases: Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease. Contingent rentals associated with capital leases in 1999, 1998 and 1997 were $160,000, $139,000 and $107,000, respectively, and accordingly have been charged to expense as incurred. Following is an analysis of assets under capital leases:


     -----------------------------------------------------------------------------------------------------------
      (In Thousands)                                                January 1, 2000            January 2, 1999
     -----------------------------------------------------------------------------------------------------------
       Buildings:
             Cost                                                           $ 3,058                  $ 3,058
             Accumulated amortization                                        (2,183)                  (2,070)
                                                                            -------                   -------
                                                                            $   875                  $   988
                                                                           =========                 ========


     Also, included in property for sublease are properties classified as capital leases with aggregate net book values of $801,000 and $1,297,000 as of the end of 1999 and 1998, respectively.

Future minimum lease payments for the above assets under capital leases at January 1, 2000 are as follows (in thousands):

2000                                                 $      535
2001                                                        536
2002                                                        535
2003                                                        536
2004                                                        535
Thereafter                                                1,442
                                                     ----------

Total minimum obligations                                 4,119
Executory costs                                             (31)
                                                     ----------

Net minimum obligations                                   4,088
Interest                                                 (1,407)
                                                     ----------

Present value of net minimum obligations                  2,681
Current portion                                            (229)
                                                     ----------

Long-term obligations                                $    2,452
                                                     ==========

Minimum capital lease obligations have not been reduced by related minimum future sublease rentals of approximately $1,478,000.

Executory costs include such items as property taxes and insurance.

Operating Leases and Subleases: Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at January 1, 2000 are as follows:

--------------------------------------------------------------------------------
                                                         Deduct          Net
                                                        Sublease        Rental
(In Thousands)                          Commitments      Rentals     Commitments
--------------------------------------------------------------------------------
2000                                    $    5,156     $      421     $    4,735
2001                                         5,187            382          4,805
2002                                         5,067            330          4,737
2003                                         4,959            337          4,622
2004                                         4,873            353          4,520
Thereafter                                  61,673          3,158         58,515
                                        ----------     ----------     ----------
                                        $   86,915     $    4,981     $   81,934
                                        ==========     ==========     ==========

     Rent expense under operating leases was as follows:


--------------------------------------------------------------------------------
(In Thousands)                             1999            1998            1997
--------------------------------------------------------------------------------
Minimum rent                            $ 5,397         $ 4,776         $ 4,361
Contingent rent                           1,400           1,222           1,192
                                        -------         -------         -------
                                          6,797           5,998           5,553
Sublease rentals                         (1,330)         (1,203)           (975)
                                        -------         -------         -------
                                        $ 5,467         $ 4,795         $ 4,578
                                        =======         =======         =======


13.  Related Party Transactions

     At January 1, 2000, the Company held two notes receivable with balances totaling $175,000 from an officer/director of the Company. These notes arose from transactions in 1979 and 1980 whereby the Company loaned the officer/director money to purchase an aggregate of 200,000 shares of the Company's Class A Common Stock at the then fair market value. These notes, which bear interest at the rate of 6% per annum, mature on December 31, 2003 with principal payments of $40,000 due annually prior thereto. If the officer's employment is terminated prior to January 1, 2004, the unpaid portion of the two notes would be forgiven. The loans are collateralized by 180,000 shares of Class B Common Stock. The receivable is shown on the balance sheets as a reduction of stockholders' equity.

14.  Commitments and Contingent Liabilities

     The Company has an employment agreement with a key executive officer which expires on January 1, 2004. In addition to a base salary, the agreement provides for a bonus based on pre-tax earnings. No maximum compensation limit exists. The total compensation expensed in 1999, 1998 and 1997 was approximately $1,161,000, $1,122,000 and $1,020,000, respectively.

     The Company is contingently liable as a guarantor of certain leases which it has either assigned or subleased. Any liability arising as a result of these guarantees would have no significant effect on either the Company's consolidated results of operations, financial position or cash flows.

     As of January 1, 2000, authorized expenditures on incomplete projects for the purchase of property, plant and equipment totaled approximately $6,003,000. Of this total, approximately $4,551,000 has been contractually committed.

     The Company and its subsidiaries are subject to a myriad of environmental laws and regulations regarding air, water and land use, and the use, storage and disposal of hazardous materials. The Company believes it substantially complies, and has in the past substantially complied, with federal, state and local environmental laws and regulations. The Company cannot at this time estimate the expense it ultimately may incur in connection with any current or future violations, however, it believes any such claims will not have a material adverse impact on either the Company's consolidated results of operations, financial position or cash flows.

     The Company or its subsidiaries are defendants in a number of cases currently in litigation, being vigorously defended, in which the complainants pray for monetary damages. As of the date hereof, no estimate of potential liability, if any, is possible. Based upon current information, management, after consultation with legal counsel defending the Company's interests in the cases, believes the ultimate disposition thereof will have no material effect upon either the Company's consolidated results of operations, financial position or cash flows.

15.  Arbitration Proceedings

     Pursuant to an Asset Purchase Agreement dated September 1, 1993, by and among Telautograph, the Company and Danka Industries, Inc. (the "Purchaser") and Danka Business Systems PLC ("Danka"), on September 17, 1993 AMG Holdings, Inc. sold its communication equipment business and substantially all of the operating assets and certain liabilities of such business to the Purchaser, a wholly-owned indirect subsidiary of Danka, for a cash purchase price of approximately $45,780,000 subject to certain post-closing adjustments which were subsequently arbitrated between the parties.

     The purchase price and the gain were subject to adjustment after resolution of disputes between AMG Holdings, Inc. and the Purchaser concerning the assets and liabilities transferred to the Purchaser. In March 1997, the Company received notice of a decision rendered in the arbitration proceedings. The arbitrators upheld the Company's claim for approximately $2,200,000 and awarded Danka on its counterclaims approximately $4,065,000. As a result of this decision, the Company paid Danka approximately $1,865,000 in April 1997.

     As a result of a final arbitration, the associated costs not previously expensed and the final adjustments to the purchase price resulted in the Company recognizing a loss from discontinued operations, net of taxes, of $2,738,000 in 1997.

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
             -------------------------------------------------------
                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


======================================================================================================================
(In Thousands, Except Per Share Data)

                            Continuing Operations           Discontinued Operations
                 -----------------------------------------  -----------------------
                           Gross               Income                   Loss             Net         Net Income (Loss)
 Quarter         Sales     Profit    Income  Per Share (2)    Loss    Per Share     Income (Loss)       Per Share (2)
----------------------------------------------------------------------------------------------------------------------
1997

      First       $64,961  $25,547  $1,785      $ .40       $(2,695)   $ (.61)        $ (910)           $(.21)
      Second       65,360   26,341   2,292        .52           (43)     (.01)         2,249              .51
      Third        65,897   26,445   2,349        .57                                  2,349              .57
      Fourth (1)   78,136   31,655   2,271        .63                                  2,271              .63

1998

      First       $70,294  $28,214  $2,338      $ .65                                 $2,338            $ .65
      Second       72,862   29,608   2,139        .60                                  2,139              .60
      Third        74,120   30,374   2,854        .80                                  2,854              .80
      Fourth       79,211   31,696   2,750        .76                                  2,750              .76

1999

      First       $78,017  $31,511  $2,958      $ .83                                 $2,958            $ .83
      Second       77,797   31,692   3,832       1.06                                  3,832             1.06
      Third        79,172   32,591   2,338        .65                                  2,338              .65
      Fourth       89,182   35,928   2,589        .73                                  2,589              .73
----------------------------------------------------------------------------------------------------------------------

Earnings per share is calculated on the weighted average outstanding shares in the quarter. All per share data has been restated to reflect the July 15, 1998 stock split.

(1) The fourth quarter of 1997 was a 14 week quarter compared to 13 weeks in the fourth quarters of 1999 and 1998.

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

3.1.2 Certificate of Amendment of Restated Certificate of Incorporation of Arden Group, Inc. dated June 17, 1998 filed as Exhibit 3.1.2 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended January 2, 1999 and incorporated herein by reference.

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

EXHIBIT

4.2.1 Fifth Amendment dated April 30, 1998 to Loan Agreement between Arden Group, Inc. and Union Bank, as previously amended which is Exhibit 4.2.

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

10.11* Phantom Stock Plan of Arden Group, Inc., filed as Exhibit 10.11 to the
       Annual Report on Form 10-K of Arden Group, Inc. for the year ended January 2, 1999 and incorporated herein by reference.

21.    Subsidiaries of Registrant.

23.    Consent of Independent Accountants.

27.    Financial Data Schedules.

* Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report.