Form 10-Q
period 2000-04-01
ARDEN GROUP INC
filed 2000-05-10
CIK 225051

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-Q

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


For the quarterly period ended APRIL 1, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934


For the transition period from _______________ to _______________

                          Commission file number 0-9904
                                                 -------

                                ARDEN GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                      95-3163136
 ------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

2020 SOUTH CENTRAL AVENUE, COMPTON, CALIFORNIA               90220
----------------------------------------------         ------------------
     (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code       (310) 638-2842
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

The number of shares outstanding of the registrant's classes of common stock as of April 1, 2000 was:

                        2,216,488 of Class A common stock
                        1,368,984 of Class B common stock

This report contains a total of 13 pages including exhibits.

                          PART I. FINANCIAL INFORMATION

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
           -----------------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS

(In Thousands)
=============================================================================================================================
ASSETS                                                                             April 1,2000              January 1, 2000
                                                                                    (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                      $  24,546                  $  18,157
     Marketable securities                                                             13,842                     17,910
     Accounts and notes receivable, net                                                 4,703                      5,412
     Inventories                                                                       11,719                     12,202
     Other current assets                                                               1,913                      2,094
-----------------------------------------------------------------------------------------------------------------------------
           Total current assets                                                        56,723                     55,775

Property for resale or sublease                                                           855                        868
Property, plant and equipment, at cost, less accumulated
    depreciation and amortization of $39,654 and $38,132,
    respectively                                                                       50,728                     51,366
Other assets                                                                            3,322                      3,270
-----------------------------------------------------------------------------------------------------------------------------
           Total assets                                                             $ 111,628                  $ 111,279

=============================================================================================================================
=============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------
Current liabilities:
      Accounts payable, trade                                                       $  12,906                  $  14,853
      Other current liabilities                                                        13,779                     14,016
      Current portion of long-term debt                                                 2,099                      2,229
-----------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                   28,784                     31,098

Long-term debt                                                                          7,898                      8,322
Deferred income taxes                                                                   1,049                      1,125
Other liabilities                                                                       1,469                      1,458
-----------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                           39,200                     42,003

-----------------------------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities

Stockholders' equity:
      Common stock, Class A                                                               894                        894
      Common stock, Class B                                                               342                        342
      Capital surplus                                                                   3,866                      3,866
      Notes receivable from officer/director                                             (175)                      (175)
      Unrealized loss on available-for-sale securities                                   (357)                      (446)
      Retained earnings                                                                71,611                     68,548

-----------------------------------------------------------------------------------------------------------------------------
                                                                                       76,181                     73,029
      Treasury stock, at cost                                                          (3,753)                    (3,753)
-----------------------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                                  72,428                     69,276

-----------------------------------------------------------------------------------------------------------------------------
           Total liabilities and stockholders' equity                               $ 111,628                  $ 111,279

=============================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
             -------------------------------------------------------

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)



(In Thousands, Except Share and Per Share Data)
===============================================================================================================================
                                                                                             Thirteen Weeks Ended
                                                                                             ---------------------
                                                                                   April 1, 2000          April 3, 1999
-------------------------------------------------------------------------------------------------------------------------------
Sales                                                                                $  86,445              $  78,017

Cost of sales                                                                           50,543                 46,506
-------------------------------------------------------------------------------------------------------------------------------
           Gross profit                                                                 35,902                 31,511

Delivery, selling, general and administrative expenses                                  30,720                 26,690

-------------------------------------------------------------------------------------------------------------------------------
           Operating income                                                              5,182                  4,821

Interest and dividend income                                                               465                    336

Other income (expense), net                                                               (267)                    (8)

Interest expense                                                                          (211)                  (157)
-------------------------------------------------------------------------------------------------------------------------------
       Income before income taxes                                                        5,169                  4,992

Income tax provision                                                                     2,106                  2,034

-------------------------------------------------------------------------------------------------------------------------------
           Net income                                                                $   3,063              $   2,958
                                                                                     ---------              ---------
-------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss), net of tax:

       Unrealized gain (loss) from available-for-sale securities:

           Unrealized holding losses arising during the period                             (80)                  (297)

           Reclassification adjustment for losses included in net income                   169

-------------------------------------------------------------------------------------------------------------------------------
       Net unrealized gain (loss), net of income tax expense (benefit)
          of $60  and $(200), respectively                                                  89                   (297)

-------------------------------------------------------------------------------------------------------------------------------
          Comprehensive income                                                       $   3,152              $   2,661
                                                                                     =========              =========

-------------------------------------------------------------------------------------------------------------------------------

Basic net income per common share:

           Net income                                                                $    .85               $     .83

===============================================================================================================================
Weighted average common shares outstanding                                           3,585,472              3,585,472

===============================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
             -------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(In Thousands)
===============================================================================================================================
                                                                                             Thirteen Weeks Ended
                                                                                             ---------------------
                                                                                   April 1, 2000         April 3, 1999
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Cash received from customers                                                     $  87,057              $  78,963
    Cash paid to suppliers and employees                                               (83,175)               (69,446)
    Interest and dividends received                                                        413                    333
    Interest paid                                                                         (234)                  (202)
    Income taxes paid                                                                     (200)                  (779)
-------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                       3,861                  8,869

-------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Capital expenditures                                                                  (907)                (2,029)
    Purchases of available-for-sale securities                                            (364)                  (135)
    Sales of available-for-sale securities                                               4,329
    Proceeds from the sale of property, plant and
       equipment, liquor licenses and leasehold
       interests                                                                            24                      4

-------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities                             3,082                 (2,160)

-------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Principal payments on long-term debt                                                  (500)                  (308)
    Principal payments under capital lease obligations                                     (54)                   (62)

-------------------------------------------------------------------------------------------------------------------------------
         Net cash used in financing activities                                            (554)                  (370)

-------------------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                                     6,389                  6,339

Cash at beginning of period                                                             18,157                 13,647

-------------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                $  24,546              $  19,986

===============================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

(In Thousands)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                             Thirteen Weeks Ended
                                                                                             ---------------------
                                                                                   April 1, 2000         April 3, 1999
--------------------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
      BY OPERATING ACTIVITIES:

Net income                                                                           $   3,063              $   2,958

Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                     1,534                  1,408
       Provision for losses on accounts and
          notes receivable                                                                  50                     22
       Deferred income taxes                                                              (192)                   (71)
       Net gain from the disposal of property, plant
          and equipment, liquor licenses and early lease
          terminations                                                                                             (2)
       Realized losses on marketable securities, net                                       259


    Changes in assets and liabilities net of effects from investment and financing activities:

    (Increase) decrease in assets:
       Accounts and notes receivable                                                       659                    920
       Inventories                                                                         483                    921
       Other current assets                                                                181                    191
       Other assets                                                                        (52)                   (35)

    Increase (decrease) in liabilities:
       Accounts payable and other accrued expenses                                      (2,192)                 2,245
       Deferred income taxes on unrealized (gains)/losses                                   57                    200
       Other liabilities                                                                    11                    112

--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            $   3,861              $   8,869

===============================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
           -----------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements of Arden Group, Inc. (the "Company") include the accounts of the Company and its direct and indirect subsidiaries. Intercompany balances and transactions are eliminated.
      The Company operates primarily in the supermarket business.

      The accompanying consolidated financial statements for the three months ended April 1, 2000 and April 3, 1999 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles ("GAAP") for interim financial information. These financial statements have not been audited by independent public accountants but include all adjustments, which in the opinion of management of the Company, are necessary for a fair presentation of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of January 1, 2000 has been derived from audited financial statements and, accordingly, does not include all disclosures required by GAAP as permitted by interim reporting requirements. The results of operations for the three months ended April 1, 2000 are not necessarily indicative of the results to be expected for the full year ending December 30, 2000.

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

4.    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2001. The Company does not believe that the new standard will have any impact, as the Company currently holds no derivatives.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


FIRST QUARTER ANALYSIS

Net income in the first quarter of 2000 increased 3.5% to $3,063,000 compared to $2,958,000 during the first quarter of 1999. Operating income was $5,182,000 in 2000 compared to $4,821,000 in the prior year.

Sales from the Company's 15 supermarkets (all of which are located in Southern California) were $86,445,000 in the first quarter of 2000 representing an increase of 10.8% over the first quarter of 1999. The majority of the sales increase is attributable to the opening of new stores in Sherman Oaks and Santa Barbara, California in August and October 1999, respectively. Same store sales increased slightly less than 1.0% in 2000 compared to the prior year. The first quarter of 1999 includes Easter and Passover sales, which did not occur in 2000 until the second quarter.

The Company's gross profit as a percent of sales was 41.5% in the first quarter of 2000 compared to 40.4% in the same period of 1999. Added controls over product costs, product pricing decisions and increased buying and promotional allowances contributed to the increase in margins.

Delivery, selling, general and administrative ("DSG&A") expense as a percent of sales was 35.5% in the first quarter of 2000 compared to 34.2% in the first quarter of 1999. An increase in promotions expense and benefits paid to union employees contributed to the rise in DSG&A expense in 2000. In addition, 2000 expense as a percent of sales is higher due to the opening of two new Gelson's Markets in late 1999, as described above.

Interest and dividend income was $465,000 in the first quarter of 2000 compared to $336,000 for the same period in 1999 primarily due to higher average levels of interest bearing investments in 2000.

Interest expense was $211,000 in the first quarter of 2000 compared to $157,000 in the first quarter of 1999 due to higher average levels of fixture financing debt.

Other income (expense) in 2000 includes net losses on the sale of marketable securities of $259,000.

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders' equity. Unrealized gains on available-for-sale securities were $89,000 (net of income tax expense of $60,000) in the first quarter of 2000 compared to unrealized losses of $297,000 (net of income tax benefits of $200,000) in the first quarter of 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


CAPITAL EXPENDITURES/LIQUIDITY

The Company plans to utilize cash-on-hand (including marketable securities) and cash flow from operations to fund capital expenditures in 2000. The Company has a $10,000,000 nonrevolving line of credit providing for term loans to finance store fixtures and equipment under which no more borrowing capacity is available. At the end of the first quarter of 2000, the outstanding borrowings on the line totaled $6,142,000.

The Company also has two revolving lines of credit totaling $12,000,000. There were no outstanding balances against either of the revolving lines as of April 1, 2000.

The Company has entered into agreements to open new Gelson's Markets in Irvine, Pasadena and Beverly Hills, California. The Irvine store is anticipated to open in the latter half of 2000, with the remaining stores beginning operations in subsequent years. The development and actual openings of these markets are subject to, among other things, necessary governmental approvals and the developers fulfilling certain conditions.

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

As of April 1, 2000, the Company has spent a total of approximately $672,000 in connection with addressing the Y2K issue. These costs related primarily to the use of internal staff and outside contractors to modify or replace existing programs in order to achieve Y2K compliance. All costs were funded from operating cash flow and, for the most part, were expensed as incurred.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt. The Company's exposure to interest rate risk relates to its $9,000,000 and $3,000,000 revolving lines of credit. Borrowings under the agreements bear interest at the bank's reference rate or the bank's adjusted LIBOR rate plus
 .9%. There were no borrowings outstanding under either agreement during the first quarter of 2000. A hypothetical 1% interest rate change would have no impact on the Company's financial position or results of operations.

A change in market prices also exposes the Company to market risk related to its investments in marketable securities. At April 1, 2000, the Company held $13,842,000 in marketable securities. A hypothetical 10% drop in the market value of these investments would result in a $1,384,000 unrealized loss and a corresponding decrease in the fair value of these instruments. This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

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

                                          ARDEN GROUP, INC.
                                    ------------------------------
                                            Registrant



Date              MAY 10, 2000             DAVID M. OLIVER
                                    ------------------------------
                                           David M. Oliver
                                       Chief Financial Officer
                                       (Authorized Signatory)

                                ARDEN GROUP, INC.
                           AND CONSOLIDATED SUBSIDIARY

                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT


27.  Financial Data Schedules.