Form 10-Q
period 2000-07-01
ARDEN GROUP INC
filed 2000-08-14
CIK 225051

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the quarterly period ended JULY 1, 2000

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                          Commission file number 0-9904

                                ARDEN GROUP, INC.
                                -----------------
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

The number of shares outstanding of the registrant's classes of common stock as of July 1, 2000 was:

                        2,088,512 of Class A common stock
                        1,368,984 of Class B common stock

                          PART I. FINANCIAL INFORMATION

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
           -----------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS


(In Thousands)
============================================================================================================================
ASSETS                                                                             July 1, 2000              January 1, 2000
                                                                                    (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                      $  23,354                   $ 18,157
     Marketable securities                                                             12,804                     17,910
     Accounts and notes receivable, net                                                 5,054                      5,412
     Inventories                                                                       12,097                     12,202
     Other current assets                                                               1,463                      2,094
----------------------------------------------------------------------------------------------------------------------------
           Total current assets                                                        54,772                     55,775

Property for resale or sublease                                                           840                        868
Property, plant and equipment, at cost, less accumulated
    depreciation and amortization of $41,315 and $38,132,
    respectively                                                                       49,474                     51,366
Other assets                                                                            3,949                      3,270
----------------------------------------------------------------------------------------------------------------------------
           Total assets                                                             $ 109,035                   $111,279

============================================================================================================================
============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
Current liabilities:
      Accounts payable, trade                                                       $  13,757                   $ 14,853
      Other current liabilities                                                        12,317                     14,016
      Current portion of long-term debt                                                 1,968                      2,229
----------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                   28,042                     31,098

Long-term debt                                                                          7,472                      8,322
Deferred income taxes                                                                   1,085                      1,125
Other liabilities                                                                       1,526                      1,458
----------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                           38,125                     42,003

----------------------------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities

Stockholders' equity:
      Common stock, Class A                                                               862                        894
      Common stock, Class B                                                               342                        342
      Capital surplus                                                                   3,766                      3,866
      Notes receivable from officer/director                                             (175)                      (175)
      Unrealized loss on available-for-sale securities                                   (261)                      (446)
      Retained earnings                                                                70,129                     68,548
----------------------------------------------------------------------------------------------------------------------------
                                                                                       74,663                     73,029
      Treasury stock, at cost                                                          (3,753)                    (3,753)
----------------------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                                  70,910                     69,276
----------------------------------------------------------------------------------------------------------------------------
           Total liabilities and stockholders' equity                               $ 109,035                   $111,279
============================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
             -------------------------------------------------------

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

(In Thousands, Except Share and Per Share Data)
============================================================================================================================

                                                                      THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                                                      --------------------         ----------------------
                                                                   July 1, 2000  July 3, 1999    July 1, 2000   July 3, 1999
----------------------------------------------------------------------------------------------------------------------------
Sales                                                                $ 88,670     $ 77,797         $ 175,115     $155,814


Cost of sales                                                          51,962       46,105           102,505       92,611
----------------------------------------------------------------------------------------------------------------------------
           Gross profit                                                36,708       31,692            72,610       63,203

Delivery, selling, general and administrative expenses                 31,469       27,305            62,189       53,995
----------------------------------------------------------------------------------------------------------------------------
           Operating income                                             5,239        4,387            10,421        9,208


Interest and dividend income                                              571          389             1,036          725

Other income (expense), net                                              (143)         (81)             (410)         (89)

Interest expense                                                         (200)        (164)             (411)        (321)
----------------------------------------------------------------------------------------------------------------------------
       Income before income taxes                                       5,467        4,531            10,636        9,523

Income tax provision                                                    2,228          699             4,334        2,733
----------------------------------------------------------------------------------------------------------------------------

           Net income                                                $  3,239     $  3,832         $   6,302     $  6,790
                                                                     --------     --------         ---------     ---------
----------------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss), net of tax:

       Unrealized gain (loss) from available-for-sale securities:

           Unrealized holding gains (losses) arising during the period     26          (19)              (54)        (316)

           Reclassification adjustment for gains (losses) included
               in net income                                               70          112               239          112
----------------------------------------------------------------------------------------------------------------------------
       Net unrealized gain (loss), net of income tax expense
          (benefits) of $69 and $129 for 2000 and $65 and ($135)
          for 1999, respectively                                           96           93               185         (204)
----------------------------------------------------------------------------------------------------------------------------

          Comprehensive income                                       $  3,335     $  3,925         $   6,487     $  6,586
                                                                     ========     ========         =========     =========
============================================================================================================================

Net income per common share:

       Basic                                                         $    .91     $   1.06         $    1.77     $   1.89
       Diluted                                                            .91         1.06              1.77         1.89
----------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding:
       Basic                                                        3,551,648    3,585,472         3,568,560    3,585,472
       Diluted                                                      3,553,335    3,585,472         3,569,450    3,585,472
----------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
             -------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(In Thousands)
=========================================================================================================================
                                                                                         TWENTY-SIX WEEKS ENDED
                                                                                   July 1, 2000          July 3, 1999
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Cash received from customers                                                   $   175,532            $   156,904
    Cash paid to suppliers and employees                                              (163,565)              (142,176)
    Interest and dividends received                                                        964                    707
    Interest paid                                                                         (414)                  (345)
    Income taxes paid                                                                   (4,700)                (5,086)
-------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                       7,817                 10,004
-------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Capital expenditures                                                                (1,343)                (8,359)
    Purchases of available-for-sale securities                                            (778)                (3,308)
    Sales of available-for-sale securities                                               5,788                  2,658
    Other                                                                                 (348)
    Proceeds from the sale of property, plant and
       equipment, liquor licenses and leasehold
       interests                                                                            25                      3
-------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities                             3,344                 (9,006)
-------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Purchase and retirement of Company stock                                            (4,853)
    Principal payments on long-term debt                                                (1,000)                  (571)
    Principal payments under capital lease obligations                                    (111)                  (125)
-------------------------------------------------------------------------------------------------------------------------
         Net cash used in financing activities                                          (5,964)                  (696)
-------------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                                     5,197                    302

Cash at beginning of period                                                             18,157                 13,647
-------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                              $    23,354            $    13,949
-------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


(In Thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                                                            TWENTY-SIX WEEKS ENDED
                                                                                            -----------------------
                                                                                   July 1, 2000          July 3, 1999
-------------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
      BY OPERATING ACTIVITIES:

Net income                                                                            $  6,302              $   6,790
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                     3,234                  2,739
       Provision for losses on accounts and
          notes receivable                                                                  86                     45
       Deferred income taxes                                                              (202)                  (106)
       Net loss from the disposal of property, plant and
          equipment, liquor licenses and early lease
          terminations                                                                       3                     66
       Realized loss on marketable securities, net                                         395                     74


    Change in assets and liabilities net of effects from investment and financing activities:

    (Increase) decrease in assets:
       Accounts and notes receivable                                                       272                    548
       Inventories                                                                         105                    958
       Other current assets                                                                631                    443
       Other assets                                                                       (330)                   (55)

    Increase (decrease) in liabilities:
       Accounts payable and other accrued expenses                                      (2,781)                (1,569)
       Deferred income taxes on unrealized (gains)/losses                                   34
       Other liabilities                                                                    68                     71
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            $   7,817              $  10,004
=========================================================================================================================


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

     The accompanying consolidated financial statements for the three and six months ended July 1, 2000 and July 3, 1999 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles ("GAAP") for interim financial information. These financial statements have not been audited by independent public accountants but include all adjustments, which in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of January 1, 2000 has been derived from audited financial statements and, accordingly, does not include all disclosures required by GAAP as permitted by interim reporting requirements. The results of operations for the three and six months ended July 1, 2000 are not necessarily indicative of the results to be expected for the full year ending December 30, 2000.

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

3.   COMMON STOCK AND NET INCOME PER COMMON SHARE

     In the second quarter of 2000, the Company purchased and retired 127,976 shares of its Class A Common Stock for an aggregate purchase price of approximately $4,853,000. These shares were purchased in private transactions from sellers not affiliated with the Company.

     Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by adjusting outstanding shares assuming conversion of all potentially dilutive stock options. Certain of the Company's stock options were excluded from the calculation of diluted net income per share because they were antidilutive but these options could be dilutive in the future.

NOTES TO FINANCIAL STATEMENTS, Continued


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER ANALYSIS

Income before income taxes in the second quarter of 2000 increased 20.7% to $5,467,000 compared to $4,531,000 during the second quarter of 1999. Operating income was $5,239,000 in the second quarter of 2000 compared to $4,387,000 in the second quarter of 1999.

Sales from the Company's 15 supermarkets (all of which are located in Southern California) were $88,670,000 in the second quarter of 2000. This represents an increase of 14.0% over the second quarter of 1999, when sales were $77,797,000. The majority of the sales increase is attributable to the opening of new stores in Sherman Oaks and Santa Barbara, California in August and October 1999, respectively. Same store sales increased 3.4% in the second quarter of 2000 compared to the prior year. The second quarter of 2000 includes Easter and Passover sales, which occurred in the first quarter of 1999.

The Company's gross profit as a percent of sales was 41.4% in the second quarter of 2000 compared to 40.7% in the same period of 1999. Added controls over product costs, product pricing decisions and increased buying and promotional allowances contributed to the increase in margins. Delivery, selling, general and administrative ("DSG&A") expenses as a percent of sales were 35.5% in the second quarter of 2000 compared to 35.1% in the same quarter of 1999.

Interest and dividend income was $571,000 in the second quarter of 2000 compared to $389,000 for the same period in 1999 primarily due to higher interest rates and higher average levels of interest bearing investments in 2000.

Interest expense was $200,000 in the second quarter of 2000 compared to $164,000 in the second quarter of 1999 due to higher average levels of fixture financing debt.

Other income (expense) includes net losses on the sale of marketable securities of $136,000 and $74,000 in the second quarters of 2000 and 1999, respectively.

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders' equity. Unrealized gains on available-for-sale securities were $96,000 (net of income tax expense of $69,000) in the second quarter of 2000 compared to unrealized gains of $93,000 (net of income tax expense of $65,000) in the second quarter of 1999.

In June 1999, the California Franchise Tax Board withdrew assessments against the Company related to its 1986 through 1989 tax returns. The income tax provision for the second quarter of 1999 reflects a $1,286,000 reduction of tax reserves as a result of this settlement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


YEAR-TO-DATE ANALYSIS

During the first six months of 2000, income before income taxes increased 11.7% to $10,636,000 compared to $9,523,000 during the first six months of 1999. Operating income was $10,421,000 for the first half of 2000 compared to $9,208,000 in the same period of the prior year.

Sales from the Company's 15 supermarkets (all of which are located in Southern California) were $175,115,000 in the first six months of 2000. This represents an increase of 12.4% over the first six months of 1999 when sales were $155,814,000. The majority of the sales increase is attributable to the opening of new stores in Sherman Oaks and Santa Barbara, California as described above. Same store sales increased 2.1% in the first half of 2000 compared to the prior year.

The Company's gross profit as a percent of sales was 41.5% in the first six months of 2000 compared to 40.6% in the same period of 1999. Added controls over product costs, product pricing decisions and increased buying and promotional allowances contributed to the increase in margins. DSG&A expenses as a percent of sales were 35.5% in the first six months of 2000 compared to 34.7% in the same period of 1999. An increase in promotions expense and salaries contributed to the rise in DSG&A expense in 2000. In addition, 2000 expense is slightly higher due to the opening of two new Gelson's Markets in late 1999, as described above.

Interest and dividend income was $1,036,000 in the first six months of 2000 compared to $725,000 for the same period in 1999 primarily due to higher interest rates and higher average levels of interest bearing investments in 2000.

Interest expense was $411,000 in the first six months of 2000 compared to $321,000 in the first six months of 1999 due to higher average levels of fixture financing debt.

Other income (expense) includes net losses realized on the sale of marketable securities of $395,000 and $74,000 in the first six months of 2000 and 1999, respectively.

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders' equity. Unrealized gains on available-for-sale securities were $185,000 (net of income tax expense of $129,000) compared to unrealized losses of $204,000 (net of income tax benefits of $135,000) in the first six months of 2000 and 1999, respectively.

In June 1999, the California Franchise Tax Board withdrew assessments against the Company related to its 1986 through 1989 tax returns. The income tax provision for the first half of 1999 reflects a $1,286,000 reduction of tax reserves as a result of this settlement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


CAPITAL EXPENDITURES/LIQUIDITY

The Company plans to utilize cash-on-hand (including marketable securities) and cash flow from operations to fund capital expenditures in 2000. The Company has a $10,000,000 nonrevolving line of credit providing for term loans to finance store fixtures and equipment under which no more borrowing capacity is available. At the end of the second quarter of 2000, the outstanding borrowings on the line totaled $5,642,000.

The Company has access to a revolving line of credit totaling $3,000,000. There was no outstanding balance against the revolving line as of July 1, 2000. The Company is in the process of renegotiating its revolving line of credit with one of its lenders.

The Company has entered into agreements to open new Gelson's Markets in Irvine, Dana Point, Pasadena and Beverly Hills, California. The Irvine and Dana Point stores are anticipated to open in the latter half of 2000, with the remaining stores beginning operations in subsequent years. All new store openings are subject to, among other things, necessary governmental approvals and the developers fulfilling certain conditions. In addition, we are in the process of a major remodel of our Westlake Village store.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt. The Company's exposure to interest rate risk relates to its $3,000,000 revolving line of credit. Borrowings under the agreement bear interest at the bank's reference rate or the bank's adjusted LIBOR rate plus a margin. There were no borrowings outstanding under the agreement as of July 1, 2000. A hypothetical 1% interest rate change would have no impact on the Company's financial position or results of operations.

A change in market prices also exposes the Company to market risk related to its investments in marketable securities. At July 1, 2000, the Company held $12,804,000 in marketable securities. A hypothetical 10% drop in the market value of these investments would result in a $1,280,000 unrealized loss and a corresponding decrease in the fair value of these instruments. This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of Stockholders was held on June 13, 2000.

(b) Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominee for a director as listed in the Proxy Statement. Ben Winters was elected by Class B stockholders for a three-year term as follows:

                                                                   VOTES
                  Class B:
                                     For                       13,629,760
                                     Against                            0
                                     Abstain                            0


     Continuing directors whose terms of office do not expire until 2001 or 2002 are:

                               Bernard Briskin
                               John G. Danhakl
                               Robert A. Davidow
                               Daniel Lembark

(c) The selection of PricewaterhouseCoopers LLP independent public accountants, to audit the books, records and accounts of the Company and its consolidated subsidiaries for the 2000 fiscal year was approved by the following vote:

                                        CLASS A STOCK             CLASS B STOCK
                For                        1,975,068                13,629,760
                Against                        2,456                         0
                Abstain                        4,278                         0

         There were 11,177 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 10.1 - Form of Non-Employee Director Phantom Stock Unit Agreement with each of John G. Danhakl, Robert A. Davidow, Daniel Lembark and Ben Winters.

     Exhibit 27 - Financial Data Schedules.

(b)  Reports on Form 8-K:

     None.










                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    ARDEN GROUP, INC.
                                                 ------------------------
                                                       Registrant



Date   AUGUST 14, 2000                               DAVID M. OLIVER
                                                 ------------------------
                                                     David M. Oliver
                                                  Chief Financial Officer
                                                  (Authorized Signatory)

                                ARDEN GROUP, INC.
                           AND CONSOLIDATED SUBSIDIARY

                                INDEX TO EXHIBITS

EXHIBIT

10.1 Form of Non-Employee Director Phantom Stock Unit Agreement with each of John G. Danhakl, Robert A. Davidow, Daniel Lembark and Ben Winters.

27.       Financial Data Schedules.