Form 10-Q
period 2000-09-30
ARDEN GROUP INC
filed 2000-11-13
CIK 225051

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-Q

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


For the transition period from _______________ to _______________

                          Commission file number 0-9904
                                                --------

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

The number of shares outstanding of the registrant's classes of common stock as of September 30, 2000 was:

                             2,088,512 of Class A common stock
                             1,368,984 of Class B common stock

This report contains a total of 13 pages including exhibits.

                          PART I. FINANCIAL INFORMATION

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
           -----------------------------------------------------------

                                 BALANCE SHEETS

(In Thousands)
------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                          September 30, 2000           January 1, 2000
                                                                                   (Unaudited)
------------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                      $  22,973                  $  18,157
     Marketable securities                                                             13,209                     17,910
     Accounts and notes receivable, net                                                 5,960                      5,412
     Inventories                                                                       12,239                     12,202
     Other current assets                                                               1,831                      2,094
------------------------------------------------------------------------------------------------------------------------------
           Total current assets                                                        56,212                     55,775

Property for resale or sublease                                                           826                        868
Property, plant and equipment, at cost, less accumulated
    depreciation and amortization of $42,596 and $38,132,
    respectively                                                                       52,449                     51,366
Other assets                                                                            3,989                      3,270
------------------------------------------------------------------------------------------------------------------------------
           Total assets                                                             $ 113,476                  $ 111,279
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
      Accounts payable, trade                                                       $  14,910                  $  14,853
      Other current liabilities                                                        12,663                     14,016
      Current portion of long-term debt                                                 1,838                      2,229
------------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                   29,411                     31,098

Long-term debt                                                                          7,165                      8,322
Deferred income taxes                                                                   1,129                      1,125
Other liabilities                                                                       1,942                      1,458
------------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                           39,647                     42,003
------------------------------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities

Stockholders' equity:
      Common stock, Class A, $ .25 par value; 3,445,712 and 3,573,688 shares issued
         and outstanding, respectively, including 1,357,200 treasury shares               862                        894
      Common stock, Class B, $ .25 par value; 1,368,984 shares issued and outstanding     342                        342
      Capital surplus                                                                   3,766                      3,866
      Notes receivable from officer/director                                             (175)                      (175)
      Unrealized loss on available-for-sale securities                                   (159)                      (446)
      Retained earnings                                                                72,946                     68,548
------------------------------------------------------------------------------------------------------------------------------
                                                                                       77,582                     73,029
      Treasury stock, at cost                                                          (3,753)                    (3,753)
------------------------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                                  73,829                     69,276
------------------------------------------------------------------------------------------------------------------------------
           Total liabilities and stockholders' equity                               $ 113,476                  $ 111,279
------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
             -------------------------------------------------------

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


(In Thousands, Except Share and Per Share Data)
------------------------------------------------------------------------------------------------------------------------------
                                                                      Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                                                                    ------------------------       ------------------------
                                                                    September 30, October 2,      September 30,  October 2,
                                                                        2000         1999             2000          1999
------------------------------------------------------------------------------------------------------------------------------
Sales                                                                $ 88,009     $ 79,172         $ 263,124    $ 234,986

Cost of sales                                                          51,352       46,581           153,857      139,192
------------------------------------------------------------------------------------------------------------------------------
           Gross profit                                                36,657       32,591           109,267       95,794

Delivery, selling, general and administrative expenses                 32,318       28,851            94,507       82,846
------------------------------------------------------------------------------------------------------------------------------
           Operating income                                             4,339        3,740            14,760       12,948

Interest and dividend income                                              608          367             1,644        1,092

Other income (expense), net                                                (4)          (8)             (414)         (97)

Interest expense                                                         (190)        (153)             (601)        (474)
------------------------------------------------------------------------------------------------------------------------------
       Income before income taxes                                       4,753        3,946            15,389       13,469

Income tax provision                                                    1,936        1,608             6,270        4,341
------------------------------------------------------------------------------------------------------------------------------

           Net income                                                $  2,817     $  2,338         $   9,119    $   9,128
                                                                     --------     --------         ---------    ---------
------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss), net of tax:

       Unrealized gain (loss) from available-for-sale securities:

           Unrealized holding gains (losses) arising during the period    105         (482)               51         (798)

           Reclassification adjustment for gains (losses) included
               in net income                                               (3)                           236          112
------------------------------------------------------------------------------------------------------------------------------
       Net unrealized gain (loss), net of income tax expense
          (benefits) of $69 and $198 for 2000 and $(332)and
          $(467) for 1999, respectively                                   102         (482)              287         (686)
------------------------------------------------------------------------------------------------------------------------------
          Comprehensive income                                       $  2,919     $  1,856         $   9,406    $   8,442
                                                                     ========     ========         =========    =========
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Net income per common share:

       Basic                                                         $    .81     $    .65         $    2.58    $    2.55

       Diluted                                                            .81          .65              2.58         2.55
------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding:

       Basic                                                        3,457,496    3,585,472         3,531,539    3,585,472

       Diluted                                                      3,459,655    3,585,472         3,533,018    3,585,472
------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
             -------------------------------------------------------

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In Thousands)
------------------------------------------------------------------------------------------------------------------------------
                                                                                         Thirty-Nine Weeks Ended
                                                                                         ------------------------
                                                                                September 30, 2000      October 2, 1999
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Cash received from customers                                                    $  263,286             $  235,931
    Cash paid to suppliers and employees                                              (244,079)              (216,617)
    Interest and dividends received                                                      1,561                  1,093
    Interest paid                                                                         (598)                  (521)
    Income taxes paid                                                                   (7,425)                (6,886)
------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                      12,745                 13,000
------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Capital expenditures                                                                (6,056)               (13,115)
    Purchases of available-for-sale securities                                          (1,013)                (3,484)
    Sales of available-for-sale securities                                               5,793                  2,658
    Other                                                                                 (348)
    Proceeds from the sale of property, plant and
       equipment                                                                            96                      7
------------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                          (1,528)               (13,934)
------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Purchase and retirement of Company stock                                            (4,853)
    Principal payments on long-term debt                                                (1,379)                  (833)
    Principal payments under capital lease obligations                                    (169)                  (190)
------------------------------------------------------------------------------------------------------------------------------
         Net cash used in financing activities                                          (6,401)                (1,023)
------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                          4,816                 (1,957)

Cash at beginning of period                                                             18,157                 13,647
------------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                               $   22,973             $   11,690
------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


(In Thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                                                         Thirty-Nine Weeks Ended
                                                                                         -----------------------
                                                                                September 30, 2000      October 2, 1999
----------------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
      BY OPERATING ACTIVITIES:

Net income                                                                           $   9,119              $   9,128

Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                     4,929                  4,217
       Provision for losses on accounts and
          notes receivable                                                                 113                     68
       Deferred income taxes                                                              (157)                  (258)
       Net (gain) loss from the disposal of property, plant
          and equipment                                                                    (11)                    68
       Realized loss on marketable securities, net                                         391                     74


    Change in assets and liabilities net of effects from investment and financing activities:

    (Increase) decrease in assets:
       Accounts and notes receivable                                                      (662)                   142
       Inventories                                                                         (37)                  (540)
       Other current assets                                                                263                   (605)
       Other assets                                                                       (370)                  (202)

    Increase (decrease) in liabilities:
       Accounts payable and other accrued expenses                                      (1,280)                   347
       Deferred income taxes on unrealized (gains)/losses                                  (37)
       Other liabilities                                                                   484                    561
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            $  12,745              $  13,000
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

     The accompanying consolidated financial statements for the three and nine months ended September 30, 2000 and October 2, 1999 have been prepared in accordance with the instructions for Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles ("GAAP") for interim financial information. These financial statements have not been audited by independent public accountants but include all adjustments, which in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of January 1, 2000 has been derived from audited financial statements and, accordingly, does not include all disclosures required by GAAP as permitted by interim reporting requirements. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 30, 2000.


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

3.   COMMON STOCK AND NET INCOME PER COMMON SHARE

     In the second quarter of 2000, the Company purchased and retired 127,976 shares of its Class A Common Stock. These shares were purchased in private transactions from sellers not affiliated with the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THIRD QUARTER ANALYSIS

Income before income taxes in the third quarter of 2000 increased 20.5% to $4,753,000 compared to $3,946,000 during the third quarter of 1999. Operating income was $4,339,000 in the third quarter of 2000 compared to $3,740,000 in the same period of the prior year.

Sales from the Company's 16 supermarkets (all of which are located in Southern California) were $88,009,000 in the third quarter of 2000. This represents an increase of 11.2% over the third quarter of 1999, when sales were $79,172,000. The majority of the sales increase is attributable to the opening of new stores in Sherman Oaks and Santa Barbara, California in late August and October 1999, respectively. Our new store in Irvine, California opened the last week of September 2000 and did not contribute significantly to the increase in sales. Same store sales increased 3.3% in the third quarter of 2000 compared to the prior year. The increase in same store sales reflects the positive impact of store remodel activity.

The Company's gross profit as a percent of sales was 41.7% in the third quarter of 2000 compared to 41.2% in the same period of 1999. Added controls over product costs, product pricing decisions and increased buying and promotional allowances contributed to the increase in margins. Delivery, selling, general and administrative ("DSG&A") expenses as a percent of sales were 36.7% in the third quarter of 2000 compared to 36.4% in the same quarter of 1999. DSG&A expense in the third quarter of 2000 is slightly higher as a result of the opening of the Irvine store in late September 2000.

Interest and dividend income was $608,000 in the third quarter of 2000 compared to $367,000 for the same period in 1999 primarily due to higher interest rates and higher average levels of interest bearing investments in 2000.

Interest expense was $190,000 in the third quarter of 2000 compared to $153,000 in the third quarter of 1999 due to higher average levels of fixture financing debt.

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders' equity. Unrealized gains on available-for-sale securities were $102,000 (net of income tax expense of $69,000) in the third quarter of 2000 compared to unrealized losses of $482,000 (net of income tax benefits of $332,000) in the third quarter of 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


YEAR-TO-DATE ANALYSIS

During the first nine months of 2000, income before income taxes increased 14.3% to $15,389,000 compared to $13,469,000 during the first nine months of 1999. Operating income was $14,760,000 for the first nine months of 2000 compared to $12,948,000 in the same period of the prior year.

Sales from the Company's 16 supermarkets (all of which are located in Southern California) were $263,124,000 in the first nine months of 2000. This represents an increase of 12.0% over the first nine months of 1999 when sales were $234,986,000. The majority of the sales increase is attributable to the opening of new stores in Sherman Oaks and Santa Barbara, California as previously described. Our new store in Irvine, California opened the last week of September 2000 and did not contribute significantly to the increase in sales. Same store sales increased 2.5% in the first nine months of 2000 compared to the prior year. The increase in same store sales reflects the positive impact of store remodel activity.

The Company's gross profit as a percent of sales was 41.5% in the first nine months of 2000 compared to 40.8% in the same period of 1999. Added controls over product costs, product pricing decisions and increased buying and promotional allowances contributed to the increase in margins. DSG&A expenses as a percent of sales were 35.9% in the first nine months of 2000 compared to 35.3% in the same period of 1999. An increase in salaries and promotions expense contributed to the rise in DSG&A expense in 2000. In addition, the opening of two new stores and a major remodel in late 1999 resulted in a slight increase in DSG&A expense as a percent of sales in early 2000. Expense was also higher due to the opening of the Irvine store in late September 2000.

Interest and dividend income was $1,644,000 in the first nine months of 2000 compared to $1,092,000 for the same period in 1999 primarily due to higher interest rates and higher average levels of interest bearing investments in 2000.

Interest expense was $601,000 in the first nine months of 2000 compared to $474,000 in the first nine months of 1999 due to higher average levels of fixture financing debt.

Other income (expense) includes net losses realized on the sale of marketable securities of $391,000 and $74,000 in the first nine months of 2000 and 1999, respectively.

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders' equity. Unrealized gains on available-for-sale securities were $287,000 (net of income tax expense of $198,000) compared to unrealized losses of $686,000 (net of income tax benefits of $467,000) in the first nine months of 2000 and 1999, respectively.

In June 1999, the California Franchise Tax Board withdrew assessments against the Company related to its 1986 through 1989 tax returns. As a result, the income tax provision for the first nine months of 1999 reflects a $1,286,000 reduction of tax reserves.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued



CAPITAL EXPENDITURES/LIQUIDITY

The Company plans to utilize cash-on-hand (including marketable securities) and cash flow from operations to fund capital expenditures in 2000. The Company has a $10,000,000 nonrevolving line of credit providing for term loans to finance store fixtures and equipment under which no additional borrowing capacity is available. At the end of the third quarter of 2000, the outstanding borrowings on the line totaled $5,263,000.

The Company also has two revolving lines of credit totaling $8,000,000. There were no outstanding balances against either of the revolving lines as of September 30, 2000.

The Company opened a new store in Irvine, California during the last week of September 2000 and anticipates completing a major remodel of the Westlake Village store in the fourth quarter of 2000. The Company has also entered into agreements to open new Gelson's Markets in Dana Point, Pasadena and Beverly Hills, California. The Dana Point store is expected to open in early 2001, with the remaining stores beginning operations in subsequent years. All new store openings are subject to, among other things, necessary governmental approvals and the developers fulfilling certain conditions.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt. The Company's exposure to interest rate risk relates to its $5,000,000 and $3,000,000 revolving lines of credit. Borrowings under the agreements bear interest at the bank's reference rate or the bank's adjusted LIBOR rate plus a margin. There were no borrowings outstanding under either agreement as of September 30, 2000. A hypothetical 1% interest rate change would have no impact on the Company's financial position or results of operations.

A change in market prices also exposes the Company to market risk related to its investments in marketable securities. At September 30, 2000, the Company held $13,209,000 in marketable securities. A hypothetical 10% drop in the market value of these investments would result in a $1,321,000 unrealized loss and a corresponding decrease in the fair value of these instruments. This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

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



                                                      ARDEN GROUP, INC.
                                            ------------------------------------
                                                        Registrant



Date     November 13, 2000                           /s/DAVID M. OLIVER
    -------------------------------         ------------------------------------
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