Form 10-K405
period 2000-12-30
ARDEN GROUP INC
filed 2001-03-26
CIK 225051

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                to

Commission file number 0-9904

ARDEN GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3163136 (I.R.S. Employer Identification No.)
2020 South Central Avenue, Compton, California (Address of principal executive offices)	90220 (Zip Code)

(310) 638-2842
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
None		None
Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock
(Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

   The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on March 2, 2001 was:

   Class A Common Stock $61,863,441

   The number of shares outstanding of the registrant's classes of common stock as of March 2, 2001 was:

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

    Arden Group, Inc. is headquartered at 2020 South Central Avenue, Compton, California 90220 and its telephone number is (310) 638-2842.

Business and Properties

Market Operations

    Gelson's currently operates 17 supermarkets in the Southern California area; 15 under the name "Gelson's" and two under the name "Mayfair." Gelson's and Mayfair are self-service cash-and-carry markets and offer a broad selection of local and national brands as well as a limited number of private label items. The Gelson's supermarkets target the consumer who values superior customer service, merchandise presentation, selection and quality products.

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

    Service  Gelson's emphasizes customer service by offering a variety of service departments including seafood, delicatessen, floral, sushi and bakery departments. Some Gelson's stores include additional service departments such as fresh pizza and coffee bars. Additionally, selected stores offer banking and pharmacy services through third parties. Stores are staffed so that, even at peak times, customer checkout time is minimized. In addition to checkers, there are personnel assigned to bagging and carrying out purchases. All employees are encouraged to know customers by name and assist them whenever possible. All stores offer Company credit cards to qualified customers as well as allowing customers the option of paying for their purchases with cash, checks or credit and debit cards. Stores are typically open 14 to 17 hours per day, with hours of operation determined by local code or lease provisions, or as appropriate for the business characteristics of a specific area.

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

    Expansion and Store Development  Management regularly evaluates the feasibility of opening new stores and remodels existing stores in order to maximize the existing stores' appeal to consumers and their profit potential. In late 2000 and early 2001, the Company opened two new stores and completed one major remodel. Total capital expenditures in 2000 were approximately $9,882,000. The Company has entered into agreements to open two new stores and anticipates opening one of these stores in late 2001 and the other in a subsequent year. The development and actual opening of new locations is subject to, among other things, necessary governmental approvals and the developers fulfilling certain conditions. See "Properties."

    Advertising and Promotion  Gelson's advertises in newspapers on a limited basis. Direct advertising is limited (primarily newsletters and direct mail) and is typically event rather than price oriented, emphasizing, for example, special holiday selections, specialty items and services, recipes and new products.

Competition

    The retail grocery business is very competitive. Competition in the supermarket business is based primarily upon price, merchandise variety and quality, service and location. The number of stores, market share and availability of capital are also important competitive factors. Gelson's is in direct competition with numerous local outlets of regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson's), independent grocery stores, convenience stores, specialty and gourmet markets and food departments in mass merchandise and club stores. Competition also exists from many other types of retailers with respect to particular products. Stores compete primarily by offering a combination of high-quality products and superior customer service. The Company also believes that Gelson's prime store locations and long-standing reputation add to its competitive strength.

Seasonality

    Gelson's business is somewhat seasonal, with sales tending to increase during the last quarter of the year because of the holiday season.

Support and Other Services

    Each store has an on-site stockroom, the size of which varies for each store. In addition, Gelson's operates an 89,000 square foot warehouse and an adjacent 4,000 square foot truck service facility in the City of Commerce, California. The central warehouse distributes fresh fruits and vegetables, liquor, wine, floral and a limited number of grocery, meat, delicatessen, paper goods and supply items to the stores.

    The bulk of all merchandise purchasing takes place at Gelson's office in Encino, California. Approximately 39% of the purchases are distributed through the central warehouse; the remainder are delivered directly to the stores from manufacturers or wholesalers. The central purchasing and distribution operations are conducted based on electronic in-store ordering systems. Stores place orders for merchandise an average of five times per week, with perishable goods ordered more frequently.

    The largest supplier for the stores is Unified Western Grocers (formerly Certified Grocers), a cooperative wholesaler which has been a supplier for approximately twenty-six years and which accounted for approximately 23% of Gelson's purchases in 2000. No other supplier accounts for a material percentage of Gelson's purchases. The Company believes that the negative impact of the loss of Unified Western Grocers as a supplier for Gelson's likely would be mitigated by a combination of events, which could include: (i) purchasing certain items for direct store delivery, thereby freeing warehouse capacity to allow other items to be purchased through the warehouse and (ii) purchasing certain products through other wholesalers. However, such a loss could have a short-term adverse effect on the performance of Gelson's.

Employees

    Gelson's has approximately 1,101 full-time and 1,152 part-time employees. Most store level and warehouse employees of Gelson's are covered by collective bargaining agreements that require union membership and establish rates of pay, hours of work, working conditions and procedures for the orderly settlement of disputes. In general, these agreements have been negotiated on an area-wide and industry-wide basis. The Company believes that its employee relations are good.

    In addition, Arden-Mayfair has approximately 60 full-time employees at its executive and headquarters offices, some of whom are covered by a collective bargaining agreement.

Properties

    The Company currently owns two of its freestanding supermarket properties and a shopping center in which a Gelson's Market is located. The shopping center owned by the Company, located in Calabasas, California, consists of approximately 18,000 square feet of space leased to eleven tenants in addition to the approximately 40,000 square foot Gelson's Market. Fourteen supermarkets and the warehouse and distribution facilities which service the markets are leased. Supermarkets are generally leased for terms of 20 years and may include options up to an additional 20 years under leases which generally stipulate a minimum rental against a percentage of gross sales. The average term remaining on the supermarket leases, including renewal options, is approximately 18 years. The 17 markets range in size from approximately 18,000 to approximately 40,000 square feet. Gelson's warehouse and distribution facilities in the City of Commerce, California, are approximately 93,000 square feet and the term of the lease expires in September 2005.

    In September 2000 and January 2001, the Company opened new stores in Irvine and Dana Point, California, respectively. The Company has entered into agreements to open stores in Pasadena and Beverly Hills, California. The Pasadena store is expected to open in the latter half of 2001 and the Beverly Hills store will begin operations in a subsequent year. The development and actual openings of these markets are subject to, among other things, necessary governmental approvals and the developers fulfilling certain conditions.

    The Company owns its 30,000 square foot corporate headquarters office building in Compton, California. In addition, AMG Holdings, Inc. ("AMG Holdings"), a wholly-owned subsidiary of Arden-Mayfair, leases a 64,000 square foot building in Los Angeles consisting of office and warehouse space, which is subleased until the lease on the property expires in 2012 (including renewal options).

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

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

  (a)
  The Company's Class A Common Stock ("Class A") is traded over-the-counter in the NASDAQ National Market System. During the past two years, the range of high and low sales prices (not including markups, markdowns or commissions) for each quarterly period was, according to NASDAQ, the following:

	2000		1999
	High	Low	High	Low
1st Quarter	38	28 7/8	42 3/4	39
2nd Quarter	42 3/8	27 7/8	43 7/8	38 7/8
3rd Quarter	48 3/4	31 7/8	43	37 5/8
4th Quarter	49	41 1/2	38 3/4	33

    There is no established public trading market for the Company's Class B Common Stock ("Class B"), which is subject to various restrictions on transfer.

  (b)
  As of December 30, 2000, there were 1,245 holders of record of the Company's Class A, with aggregate holdings of 2,088,512 shares of Class A. This does not include 1,357,200 shares of the Company's Class A owned by AMG Holdings. As of the same date, there were 13 holders of record of the Company's Class B, with aggregate holdings of 1,368,984 shares of Class B.

  (c)
  No dividends have been paid on either Class A or Class B during the past three years. Cash or property dividends on Class B are restricted to an amount equal to 90% of any dividend paid on Class A.

Item 6. Selected Financial Data of Arden Group, Inc.

	2000	1999	1998	1997	1996
	(In Thousands, Except Share and Per Share Data)
Operations For The Year:
Sales	$359,994	$324,168	$296,487	$274,354	$252,019
Gross profit	149,110	131,722	119,892	109,988	99,167
Operating income	19,838	16,830	16,010	12,861	5,922
Other income (expense), net	1,019	1,009	1,085	1,422	679
Income tax provision	(8,498)	(6,122)	(7,014)	(5,586)	(2,622)
Income from continuing operations, net of income taxes	12,359	11,717	10,081	8,697	3,979
Loss from discontinued operations, net of income taxes				(2,738)	(456)

Net income	$12,359	$11,717	$10,081	$5,959	$3,523

Depreciation and amortization on continuing operations	$6,719	$5,824	$5,618	$5,111	$4,686
Financial Position At Year End:
Total assets	$118,160	$111,279	$93,126	$88,126	$91,248
Working capital	27,424	24,677	25,747	13,898	23,142
Long-term debt	6,735	8,322	6,369	7,663	6,663
Stockholders' equity	77,267	69,276	58,358	48,260	55,737
Capital expenditures	9,882	19,630	4,244	7,896	12,841
Basic and Diluted per Share Data:
Income from continuing operations	$3.52	$3.27	$2.81	$2.10	$.89
Loss from discontinued operations				(.66)	(.10)

Net income	$3.52	$3.27	$2.81	$1.44	$.79

Basic weighted average shares outstanding	3,513,028	3,585,472	3,585,472	4,131,060	4,460,860
Diluted weighted average shares outstanding	3,515,117	3,585,472	3,585,472	4,131,060	4,460,860

All years are 52 weeks except for 1997 which is 53 weeks.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The Company cautions readers that any forward-looking statements contained in this Form 10-K or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, could affect the Company's financial results and could cause the Company's financial performance to differ materially from the expectations expressed in any forward-looking statement made by or on behalf of the Company: the strength of the U.S. economy, economic conditions in Southern California, the effects of and changes in fiscal policies and laws, inflation, changes in suppliers, consolidations in the supermarket industry and competition from other supermarkets and retailers with a food presentation.

Results of Operations

2000 Compared to 1999

    Income before income taxes in 2000 increased 16.9% to $20,857,000 compared to $17,839,000 during 1999. Operating income increased 17.9% to $19,838,000 in 2000 compared to $16,830,000 in 1999.

    Sales from the Company's 16 supermarkets (all of which are located in Southern California) were $359,994,000 in 2000. This represents an increase of 11.1% over 1999, when sales were $324,168,000. The majority of the sales increase is attributable to the opening of new stores in Sherman Oaks and Santa Barbara, California in late August and October 1999, respectively. In addition, a new store in Irvine, California was opened in late September 2000. Same store sales increased 2.8% in 2000 compared to the prior year. The increase in same store sales reflects the positive impact of store remodel activity and a robust economy in Southern California.

    The Company's gross profit as a percent of sales was at 41.4% in 2000 compared to 40.6% in 1999. Added controls over product costs, product pricing decisions and increased buying and promotional allowances contributed to the increase in margins.

    Delivery, selling, general and administrative ("DSG&A") expenses as a percent of sales were 35.9% in 2000 compared to 35.4% in 1999. An increase in salaries and promotions expense contributed to the rise in DSG&A expense in 2000. In addition, the opening of two new stores and a major remodel in late 1999 resulted in a slight increase in DSG&A expense as a percent of sales in early 2000. Expense was also higher in 2000 due to the opening of the Irvine store in late September 2000. Included in 1999 DSG&A is approximately $496,000 of expense related to making the Company's systems and equipment Year 2000 compliant.

    Interest and dividend income was $2,265,000 in 2000 compared to $1,807,000 for 1999 primarily due to higher interest rates and higher average levels of interest bearing investments in 2000.

    Interest expense increased to $782,000 in 2000 from $694,000 in 1999 primarily due to higher average levels of fixture financing debt.

    Other income (expense) includes losses realized on investments in marketable securities of $434,000 and $74,000 in 2000 and 1999, respectively.

    All marketable securities are defined as available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale securities and any unrealized holding gains and losses are included as a separate component of stockholders' equity. Unrealized gains on available-for-sale securities were $445,000 (net of income tax expense of $306,000) in 2000 compared to an unrealized loss of $839,000 (net of income tax benefits of $572,000) in 1999.

    During 1999, the California Franchise Tax Board withdrew tax assessments which it had previously rendered against the Company. As a result, in 1999 the Company recognized a reduction in its tax reserve and an increase in net income of approximately $1,286,000. For an analysis of the Company's provision for income taxes, see Note 11 of Notes to Consolidated Financial Statements.

    In the second quarter of 2000, the Company purchased in private transactions from unaffiliated parties an aggregate of 127,976 shares of Class A Common Stock for an aggregate purchase price of approximately $4,853,000 which had the result of reducing the weighted average number of shares outstanding, which is employed in computing basic net income per share, to 3,513,028 shares from 3,585,472 shares in 1999.

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

    The Company's gross profit as a percent of sales was relatively unchanged at 40.6% in 1999 compared to 40.4% in 1998. DSG&A expenses as a percent of sales were 35.4% in 1999 compared to 35.0% in 1998. DSG&A expense increased as the result of preopening expenses incurred in connection with the opening of the new Sherman Oaks and Santa Barbara stores, as described above. In addition, the Company incurred approximately $496,000 of expense in 1999 related to making the Company's systems and equipment Year 2000 compliant. DSG&A activity in 1998 reflects a $437,000 pretax gain on the sale of real property owned by the Company.

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

    All marketable securities are defined as available-for-sale securities under the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale securities and any unrealized holding gains and losses are included as a separate component of stockholders' equity. Unrealized losses on available-for-sale securities were $839,000 (net of income tax benefits of $572,000) in 1999 compared to an unrealized loss of $23,000 (net of income tax benefits of $9,000) in 1998.

    During 1999, the California Franchise Tax Board withdrew tax assessments which it had previously rendered against the Company. As a result, in 1999 the Company recognized a reduction in its tax reserve and an increase in net income of approximately $1,286,000. For an analysis of the Company's provision for income taxes, see Note 11 of Notes to Consolidated Financial Statements.

    Basic net income per share from continuing operations has been restated to reflect the effect of the Company's four-for-one stock split on July 15, 1998. The increase in basic net income per share from continuing operations occurred due to increased income from continuing operations for the year. See Note 8 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

    The Company has an ongoing program to remodel existing supermarkets and to add new stores. In 2000, the Company had capital expenditures of approximately $9,882,000. As of December 30, 2000, authorized expenditures on incomplete projects for the purchase of property, plant and equipment totaled approximately $2,662,000. Of this total, approximately $1,599,000 has been contractually committed.

    In late 2000 and early 2001, the Company opened two new stores in Irvine and Dana Point, California, respectively. The Company has also entered into agreements to open stores in Pasadena and Beverly Hills, California. The Company expects to open the Pasadena store in the latter half of 2001 and anticipates opening the Beverly Hills store in a subsequent year. The development and actual openings of these markets are subject to, among other things, necessary governmental approvals and the developers fulfilling certain conditions.

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

    The Company has a credit facility with a bank establishing a revolving line of credit in the amount of $5,000,000 with a standby letter of credit subfacility in the amount of $5,000,000 and a $10,000,000 non-revolving line of credit providing for term loans. In addition, the Company has a revolving line of credit with another bank in the amount of $3,000,000. The Company borrowed $2,750,000, $2,500,000 and $4,750,000 against the term loan line of credit on December 30, 1995, December 30, 1997 and October 15, 1999, respectively, to finance capital expenditures of which $4,762,000 was outstanding at December 30, 2000. There were no outstanding balances against either of the revolving lines as of December 30, 2000. The Company's current cash position including marketable securities, the lines of credit and net cash provided by operating activities (approximately $15,381,000 for 2000) are the primary sources of funds available to meet the Company's current liquidity requirements. See Note 7 of Notes to Consolidated Financial Statements for a description of the Company's credit lines.

    The Company's total liabilities to equity ratio decreased to .53 at December 30, 2000 from .61 at January 1, 2000. The Company's current ratio was 1.88 at December 30, 2000 compared to 1.79 at January 1, 2000. The Company's current assets at the end of 2000 were approximately $2,870,000 more than at the end of 1999.

    The Company's cash position, including marketable securities, at the end of 2000 was $34,722,000 compared to $36,067,000 at the end of 1999. Cash not required for the immediate needs of the Company has been temporarily invested in commercial paper and marketable securities. See Notes 1 and 2 of Notes to Consolidated Financial Statements. The Company is actively investigating opportunities for the use of these funds, primarily for the expansion of its supermarket operations.

California Electrical Market

    Beginning early 2001, periodic rolling electrical blackouts have been imposed across California adversely impacting consumers and businesses in various parts of the state. Rolling blackouts are anticipated to continue with no immediate relief in the near future. Warmer weather will likely increase the frequency and severity of power outages. The Company's warehouse, corporate offices, stores and suppliers may be subject to future power outages that could result in a significant adverse impact on operations and financial results. The Company does not generate sufficient emergency power at its facilities and stores to maintain ongoing operations during power outages which may result in lost sales and product spoilage.

Recent Accounting Standards

    In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. As amended by SFAS 137, the new rules were effective the first quarter of 2001. Effective January 1, 2001, the Company adopted SFAS 133 and the new standard did not have any impact on the Company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

    The Company is exposed to market risk from changes in interest rates on debt. The Company's exposure to interest rate risk relates to its $5,000,000 and $3,000,000 revolving lines of credit. Borrowings under the agreements bear interest as discussed in Note 7 of Notes to Consolidated Financial Statements. There were no borrowings outstanding under either agreement as of December 30, 2000. Consequently, a hypothetical 1% interest rate change would have no impact on the Company's results of operations.

    A change in market prices also exposes the Company to market risk related to its investments in marketable securities. At December 30, 2000 the Company held $15,032,000 in marketable securities. A hypothetical 10% drop in the market value of these investments would result in a $1,503,000 unrealized pretax loss and a corresponding loss of a like amount in the fair value of these instruments. This hypothetical drop would not affect cash flow and would not have an impact on earnings until the investments were disposed of.

Item 8. Financial Statements and Supplementary Data

    See Index to Consolidated Financial Statements and Supplemental Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Identification of Directors

    Below is set forth certain information about each of the directors of the Company as of March 2, 2001. Certain of this information has been supplied by the persons shown.

Name	Age	Principal Occupation (1) and Other Directorships	Director Since (2)	Term Expires
Bernard Briskin	76	Chairman of the Board of Directors, President and Chief Executive Officer of the Company and Arden-Mayfair, a subsidiary of the Company, and Chairman of the Board and Chief Executive Officer of AMG Holdings and Gelson's, both subsidiaries of Arden-Mayfair.	1970	2001
John G. Danhakl	44	Partner, Leonard Green & Partners since March 1995. Managing Director of Donaldson Lufkin Jenrette Securities Corporation from March 1990 to February 1995. Director of Big 5 Sporting Goods, Inc., Communications Power and Industries, Inc., Twin Laboratories Corporation, Hechinger/BSQ, Diamond Auto Glass Works, Liberty Group Publishing, Leslie's Poolmart, Inc., Veterinary Centers of America, Inc., Korea Times USA and Petco Animals Supplies, Inc.	1995	2001
Robert A. Davidow	58	Director and Vice Chairman of WHX Corporation; private investor.	1991	2002
Daniel Lembark	76	Financial consultant.	1978	2001
Ben Winters	80	Business consultant.	1978	2003

(1)
Unless otherwise indicated, principal occupation or occupations shown have been such for a period of at least five years in the aggregate.

(2)
Date shown for term of service indicates commencement of service as a director of the Company or Arden-Mayfair.

Identification of Executive Officers

    Below is set forth certain information about each of the executive officers of the Company as of March 2, 2001:

Name	Age	Position(s)
Bernard Briskin	76	Chairman of the Board of Directors, President and Chief Executive Officer of the Company and Arden-Mayfair, and Chairman of the Board and Chief Executive Officer of AMG Holdings and Gelson's.
David M. Oliver	43	Chief Financial Officer of the Company and Arden-Mayfair, Chief Financial Officer and Secretary of AMG Holdings and Gelson's.

    Mr. Briskin served as Chairman of the Executive Committee of the Board of Directors of Arden-Mayfair until August 1978, when he was elected President and Chief Executive Officer of Arden-Mayfair. In November 1978, Mr. Briskin was elected President and Chief Executive Officer of the Company and in June 1994 he was elected Chairman of the Board of the Company. Mr. Briskin serves as Chairman of the Board, President and Chief Executive Officer of the Company and Arden-Mayfair, and Chairman of the Board and Chief Executive Officer of AMG Holdings and Gelson's, pursuant to an employment agreement which expires on January 1, 2004, although the term will be automatically extended for successive one year periods unless certain termination notices are given by either Mr. Briskin or the employers. See "Item 11. Executive Compensation".

    Mr. Oliver was elected Chief Financial Officer of the Company in November 1999. Mr. Oliver also serves as Chief Financial Officer of Arden-Mayfair, and Chief Financial Officer and Secretary of AMG Holdings and Gelson's. From August 1998 until he joined the Company, he worked as an independent consultant. From July 1997 to July 1998, Mr. Oliver served as Senior Vice President, Chief Financial Officer of Hughes Family Markets. He served as Vice President, Controller of The Vons Companies, Inc. from July 1994 to April 1997 and as Assistant Controller from August 1988 to June 1994. Mr. Oliver was employed by Arthur Andersen & Co. as a Certified Public Accountant in the audit department from June 1979 to May 1988.

    Except for Mr. Briskin, who has an employment agreement, all officers serve at the pleasure of the Board of Directors.

Item 11. Executive Compensation

General

    The following table sets forth the total annual and long-term compensation paid or accrued by the Company and its subsidiaries in connection with all businesses of the Company and its subsidiaries to or for the account of the Chief Executive Officer of the Company and each other executive officer of the Company whose total annual salary and bonus for the fiscal year ended December 30, 2000 exceeded $100,000 in the aggregate.

Long Term Compensation
	Annual Compensation			Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities- Underlying Options/SARs (#)(2)	All Other Compensation ($)(3)(4)
Bernard Briskin, Chief Executive Officer	2000 1999 1998	524,352 511,563 507,000	735,731 626,299 599,297		69,200 12,800 12,800
David M. Oliver (1), Chief Financial Officer	2000 1999	150,654 11,070	25,000	2,500

(1)
David M. Oliver, Chief Financial Officer, joined the Company in November 1999 at an annual salary of $150,000.

(2)
The Company did not grant to Mr. Briskin or Mr. Oliver any restricted stock or stock options and made no payout to them on any long-term incentive plan in fiscal years 2000, 1999 or 1998.

(3)
Includes the Company's contributions to the Arden Group, Inc. 401(k) Retirement Savings Plan and the Arden Group, Inc. Stock Bonus Plan. In 2000, Mr. Briskin was allocated $13,600 to his 401(k) account and $0 to his Stock Bonus Plan account.

(4)
Perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the compensation received by Mr. Briskin in 1999 and 1998 or by Mr. Oliver in any of the years for which compensation information is reported. In 2000, Mr. Briskin received approximately $55,600 in medical expense reimbursements in accordance with his employment agreement.

Stock Appreciation Rights

    The following table sets forth certain information on stock appreciation right ("SAR") grants in fiscal 2000 to the named executive officers:

SAR Grants in Last Fiscal Year

	Individual Grants
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For SAR Term
		Percent of Total SARs Granted to Employees in Fiscal Year
	Number of Securities Underlying SARs Granted (#)
			Exercise or Base Price ($/Sh)
				Expiration Date
Name					0%($)	5%($)	10%($)
David M. Oliver	2,500(1)	25%	29 1/16	03/28/05	0	20,000	44,000

(1)
Becomes exercisable at the rate of 25% per year beginning March 28, 2001.

    The following table provides information on the exercise of SARs by the named executive officers in fiscal 2000 and the number of each officers' SARs that were unexercised at December 30, 2000:

Aggregated SAR Exercises in Last Fiscal Year and Fiscal
Year-End Unexercised SARs

			Number of Securities Underlying Unexercised SARs at Fiscal Year End (#)	Value of Unexercised In-the-Money SARs at Fiscal Year End ($)
	Shares Acquired on Exercise (#)
Name		Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
David M. Oliver	0	0	0/2,500	0/26,000

Employment Agreement

    The compensation of Mr. Briskin, the Chief Executive Officer of the Company, is established under an Employment Agreement, as amended ("the Employment Agreement") which expires on January 1, 2004. Pursuant to the terms of the Employment Agreement, Mr. Briskin's base salary increases on January 1 of each year based upon increases in the Consumer Price Index subject to a maximum annual increase of 4%. His annual bonus is equal to 2 1/2% of the Company's first $2,000,000 of Pre-Tax Profits (as defined in the Employment Agreement) plus 3 1/2% of Pre-Tax Profits in excess of $2,000,000. The Employment Agreement provides for an annual medical expense reimbursement of $200,000 for Mr. Briskin and his immediate family, as well as annual retirement compensation equal to twenty-five percent of Mr. Briskin's average base salary and bonus earned in the last three fiscal years prior to his retirement and continuation of health insurance benefits and automobile allowance. In addition, if he becomes permanently disabled, dies or his employment is terminated prior to January 1, 2004, the cumulative unpaid portion of two notes from Mr. Briskin to the Company, in the amount of $135,000 as of March 2, 2001, will be forgiven. The maturity dates of the two notes were extended to December 31, 2003 with equal annual principal payments of $40,000 plus interest at 6% per annum.

Remuneration of Directors

    Non-employee directors are compensated for their services as directors at an annual rate of $22,800, plus $1,000 for each Board meeting attended and $1,000 for attendance at each committee meeting. Non-employee directors who serve as committee chairmen are entitled to an additional $4,200 per year. In 2000, each non-employee director also received stock appreciation rights covering 10,000 shares of the Company's Class A Common Stock. See Note 9 of Notes to Consolidated Financial Statements. Mr. Briskin is an employee of the Company and does not receive the compensation otherwise payable to directors.

Compensation Committee Interlocks and Insider Participation

    The Board of Directors has a Compensation Committee. In 2000, the Compensation Committee was comprised of the following directors, none of whom are or have been officers of the Company:

                      John G. Danhakl, Chairman
                      Robert A. Davidow
                      Daniel Lembark

Item 12. Security Ownership of Certain Beneficial Owners and Management

  (a)
  Security Ownership of Certain Beneficial Owners

  The following table sets forth information as of March 2, 2001 relating to the stockholdings of persons known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent of Class	Percent of Total Vote
City National Bank, as Trustee of the Company's Stock Bonus Plan and Trust (the "Stock Bonus Plan") 400 North Roxbury Drive, 7th Floor Beverly Hills, CA 90210	Class A Common Stock	239,336		11.5%	1.5%
Bernard Briskin Arden Group, Inc. 9595 Wilshire Blvd., Suite 411 Beverly Hills, CA 90212	Class A Common Stock	615,389	(2)(3)	29.5%	3.9%
Bernard Briskin	Class B Common Stock	1,362,496	(3)	99.5%	86.4%

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

    If Mr. Briskin converted all of his Class B Common Stock to Class A Common Stock (convertible on a share for share basis), his and his spouse's beneficial ownership of Class A Common Stock would be increased to 1,977,885 shares or 57.2% of the total shares outstanding as of March 2, 2001.

  (b)
  Security Ownership of Management

  The following table shows, as of March 2, 2001, the beneficial ownership of the Company's equity securities by each director, executive officer and by all directors and executive officers as a group:

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent of Class		Percent of Total Vote
Bernard Briskin	Class A Common Stock Class B Common Stock	615,389 1,362,496	(2) (2)	29.5 99.5	% %	3.9 86.4	% %
John G. Danhakl	Class A Common Stock	0
Robert A. Davidow	Class A Common Stock	0
Daniel Lembark	Class A Common Stock	0
David M. Oliver	Class A Common Stock	0
Ben Winters	Class A Common Stock	500			(3)		(3)
All directors and executive officers as a group (6 persons)	Class A Common Stock Class B Common Stock	615,889 1,362,496	(2) (2)	29.5 99.5	% %	3.9 86.4	% %

(1)
Unless otherwise indicated to the contrary, all beneficial owners have sole investment and voting power. The number of outstanding shares of Company Class A Common Stock on which the percentages shown in this table are based, does not include 1,357,200 shares of Company Class A Common Stock held by AMG Holdings.

(2)
See notes (2) and (3) to the table under "Security Ownership of Certain Beneficial Owners" set forth above.

(3)
Did not exceed 1%.

Item 13. Certain Relationships and Related Transactions

    In connection with the purchase by Mr. Briskin of shares of the Company's Class A Common Stock in 1979 and 1980, the Company loaned Mr. Briskin $212,500 and $303,750, respectively. Effective January 1, 1997 the terms of the notes were modified to extend the maturity date from December 31, 2000 to December 31, 2003 and to reduce the annual principal payments from $73,750 to $40,000 plus interest at 6% per annum. The highest cumulative outstanding balance of the two loans was $175,000 during 2000 and was $135,000 as of March 2, 2001.

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

ARDEN GROUP, INC.
Date
By	/s/ BERNARD BRISKIN Bernard Briskin Chairman of the Board, President and Chief Executive Officer	03/21/01
By	/s/ DAVID M. OLIVER David M. Oliver Chief Financial Officer (Principal Financial and Principal Accounting Officer)	03/21/01

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. The undersigned have also relied upon the reports of the registrant's independent accountants at page 20.

Date
/s/ BERNARD BRISKIN Bernard Briskin	Director and Chairman of the Board	03/21/01
/s/ JOHN G. DANHAKL John G. Danhakl	Director	03/21/01
/s/ ROBERT A. DAVIDOW Robert A. Davidow	Director	03/21/01
/s/ DANIEL LEMBARK Daniel Lembark	Director	03/21/01
/s/ BEN WINTERS Ben Winters	Director	03/21/01

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTAL DATA

Page
Report of Independent Accountants	20
Financial Statements:
Consolidated Balance Sheets, December 30, 2000 and January 1, 2000	21
Consolidated Statements of Operations and Comprehensive Income for fiscal years 2000, 1999 and 1998	22
Consolidated Statements of Stockholders' Equity for fiscal years 2000, 1999 and 1998	23
Consolidated Statements of Cash Flows for fiscal years 2000, 1999 and 1998	24
Notes to Consolidated Financial Statements	26
The financial statements include the Registrant's subsidiary (Arden-Mayfair, Inc.) and the subsidiaries of Arden-Mayfair, Inc.

    Schedules are omitted because of the absence of the conditions under which they are required.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of
Arden Group, Inc.

    In our opinion, the consolidated financial statements listed in the index on page 19 of this Form 10-K present fairly, in all material respects, the financial position of Arden Group, Inc. and its subsidiary at December 30, 2000 and January 1, 2000, and the consolidated results of their operations and comprehensive income, and their cash flows for each of the three fiscal years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                      PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
March 14, 2001

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 30, 2000	January 1, 2000
	(In Thousands, Except Share and Per Share Data)
Assets
Current assets:
Cash and cash equivalents	$19,690	$18,157
Marketable securities	15,032	17,910
Accounts and notes receivable, net	7,512	5,412
Inventories	13,414	12,202
Other current assets	2,997	2,094

Total current assets	58,645	55,775
Property for resale or sublease	795	868
Property, plant and equipment, net	54,484	51,366
Other assets	4,236	3,270

Total assets	$118,160	$111,279
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$15,455	$14,853
Other current liabilities	14,059	14,016
Current portion of long-term debt	1,707	2,229
Total current liabilities	31,221	31,098
Long-term debt	6,735	8,322
Deferred income taxes	863	1,125
Other liabilities	2,074	1,458

Total liabilities	40,893	42,003

Commitments and contingent liabilities (Note 14)
Stockholders' equity:
Common Stock, Class A, $.25 par value; 3,445,712 and 3,573,688 shares issued and outstanding for 2000 and 1999, respectively, including 1,357,200 treasury shares	862	894
Common Stock, Class B, $.25 par value; 1,368,984 shares issued and outstanding	342	342
Capital surplus	3,766	3,866
Notes receivable from officer/director	(135)	(175)
Unrealized loss on available-for-sale securities	(1)	(446)
Retained earnings	76,186	68,548

	81,020	73,029
Treasury stock, 1,357,200 shares at cost	(3,753)	(3,753)

Total stockholders' equity	77,267	69,276

Total liabilities and stockholders' equity	$118,160	$111,279

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	2000	1999	1998
	(In Thousands, Except Share and Per Share Data)
Sales	$359,994	$324,168	$296,487
Cost of sales	210,884	192,446	176,595

Gross profit	149,110	131,722	119,892
Delivery, selling, general and administrative expenses	129,272	114,892	103,882

Operating income	19,838	16,830	16,010
Interest and dividend income	2,265	1,807	1,453
Other income (expense), net	(464)	(104)	396
Interest expense	(782)	(694)	(764)

Income before income taxes	20,857	17,839	17,095
Income tax provision	8,498	6,122	7,014

Net income	$12,359	$11,717	$10,081
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from available-for-sale securities:
Unrealized holding gains (losses) arising during the period	184	(951)	(89)
Reclassification adjustment for gains included in net income	261	112	66

Net unrealized gain (loss), net of income tax expense (benefits) of $306 for 2000, ($572) for 1999 and ($9) for 1998	445	(839)	(23)

Comprehensive income	$12,804	$10,878	$10,058

Net income per common share:
Basic	$3.52	$3.27	$2.81
Diluted	3.52	3.27	2.81

Weighted average common shares outstanding:
Basic	3,513,028	3,585,472	3,585,472
Diluted	3,515,117	3,585,472	3,585,472

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	2000	1999	1998
	(In Thousands, Except Share Data)
Common Stock, Class A:
Balance, beginning of year	$894	$894	$894
Purchase and retirement of stock (127,976 shares)	(32)

Balance, end of year	862	894	894

Common Stock, Class B:
Balance, beginning and end of year	342	342	342

Capital surplus:
Balance, beginning of year	3,866	3,866	3,866
Purchase and retirement of common stock	(100)

Balance, end of year	3,766	3,866	3,866

Notes receivable from officer/director:
Balance, beginning of year	(175)	(215)	(255)
Principal paid	40	40	40

Balance, end of year	(135)	(175)	(215)

Unrealized gain (loss) on available-for-sale securities:
Balance, beginning of year	(446)	393	416
Net unrealized gain (loss)	445	(839)	(23)

Balance, end of year	(1)	(446)	393

Retained earnings:
Balance, beginning of year	68,548	56,831	46,750
Net income	12,359	11,717	10,081
Purchase and retirement of common stock	(4,721)

Balance, end of year	76,186	68,548	56,831

Stockholders' equity before treasury stock	81,020	73,029	62,111
Treasury stock, at cost	(3,753)	(3,753)	(3,753)

Total stockholders' equity	$77,267	$69,276	$58,358

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2000	1999	1998
	(In Thousands)
Cash flows from operating activities:
Cash received from customers	$358,007	$324,276	$296,751
Cash paid to suppliers and employees	(334,693)	(296,662)	(278,213)
Interest and dividends received	2,029	1,639	1,449
Interest paid	(761)	(716)	(751)
Income taxes paid	(9,201)	(7,859)	(6,689)

Net cash provided by operating activities	15,381	20,678	12,547

Cash flows from investing activities:
Capital expenditures	(9,882)	(19,630)	(4,244)
Purchases of available-for-sale securities	(2,614)	(2,528)	(3,793)
Sales of available-for-sale securities	5,797	2,658	268
Proceeds from the sale of property, plant and equipment, liquor licenses and leasehold interests	121	7	3,171
Other	(348)

Net cash used in investing activities	(6,926)	(19,493)	(4,598)

Cash flows from financing activities:
Purchase and retirement of Company stock	(4,853)
Principal payments on long-term debt	(1,880)	(1,208)	(1,188)
Principal payments under capital lease obligations	(229)	(257)	(230)
Loan payments received from officer/director	40	40	40
Proceeds from equipment financing		4,750
Purchase of Company debentures			(23)

Net cash provided by (used in) financing activities	(6,922)	3,325	(1,401)

Net increase in cash and cash equivalents	1,533	4,510	6,548
Cash and cash equivalents at beginning of year	18,157	13,647	7,099

Cash and cash equivalents at end of year	$19,690	$18,157	$13,647

The accompanying notes are an integral part of these consolidated financial statements.

	2000	1999	1998
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net income	$12,359	$11,717	$10,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,719	5,824	5,618
Provision for losses on accounts and notes receivable	142	191	92
Deferred income taxes	(262)	(431)	(865)
Net loss (gain) from the disposal of property, plant and equipment, liquor licenses and leasehold interests	(19)	149	(409)
Realized loss (gain) on marketable securities, net	434	74	(408)
Gain on purchase of 7% debentures			(2)
Changes in assets and liabilities net of effects from noncash investing and financing activities:
(Increase) decrease in assets:
Marketable securities	(2)
Accounts and notes receivable	(2,242)	(67)	794
Inventories	(1,212)	(1,406)	756
Other current assets	(903)	(229)	(239)
Other assets	(602)	(551)	(103)
Increase (decrease) in liabilities:
Accounts payable and other accrued expenses	659	4,665	(2,611)
Deferred income taxes on unrealized gains	(306)	571
Other liabilities	616	171	(157)

Net cash provided by operating activities	$15,381	$20,678	$12,547

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  Fiscal Year

    The Company operates on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the consolidated financial statements included herein ended on December 30, 2000, January 1, 2000 and January 2, 1999. Each of the three years consisted of 52 weeks.

  Cash and Cash Equivalents

    The Consolidated Statements of Cash Flows classify changes in cash or cash equivalents (short-term, highly liquid investments readily convertible into cash with an original maturity at date of purchase of three months or less) according to operating, investing or financing activities. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and temporary cash investments. At times, cash balances held at financial institutions are in excess of federally insured limits. The Company places its temporary cash investments with high credit, quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

  Marketable Securities

    Marketable securities consist of mutual funds and debt and equity securities. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities."

    Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The cost of investments sold is determined based on the specific identification method.

  Accounts and Notes Receivable

    The Company closely monitors extensions of credit and has not experienced significant losses related to its receivables. At December 30, 2000, the Company did not have significant credit risk concentrations. No single group or customer represents greater than 2% of total accounts and notes receivable. Issuance costs related to Gelson's charge cards are not significant and are expensed as incurred.

  Inventories

    The cost of supermarket nonperishable inventories is determined by the retail inventory method using the last-in, first-out (LIFO) method, which is lower than market. Perishable inventories are valued at the lower of cost on a first-in, first-out ("FIFO") method or market.

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

  Long-Lived Assets

    In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the individual stores and consolidated undiscounted net cash flows for long-lived assets not identifiable to individual stores compared to the related carrying value. If the sum of the undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.

  Environmental Costs

    Costs incurred to investigate and remediate contaminated sites are expensed as incurred.

  Store Opening Costs

    Noncapital expenditures incurred in opening a new store are expensed as incurred.

  Advertising and Sales Promotion Costs

    Advertising and sales promotion costs are expensed as incurred and totaled $2,630,000, $1,732,000 and $1,504,000 in 2000, 1999 and 1998, respectively.

  Income Taxes

    The Company accounts for income taxes under the provisions of SFAS 109, "Accounting for Income Taxes." Under SFAS 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

  Net Income Per Share

    SFAS 128, "Earnings Per Share," requires dual presentation of basic net income per common share and dilutive net income per common share on the face of the income statement. Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by adjusting outstanding shares to include all potentially dilutive stock options. The weighted average number of common shares used to compute dilutive net income per share in 2000 excludes 30,000 shares related to stock options. These shares are excluded due to their antidilutive effect on net income per share.

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

  Impact of Recently Issued Accounting Standards

    In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. As amended by SFAS 137, the new rules were effective the first quarter of 2001. Effective January 1, 2001, the Company adopted SFAS 133 and the new standard did not have any impact on the Company's financial statements.

2. Marketable Securities

    Marketable securities are carried on the balance sheet at their fair value.

	Cost	Unrealized Gain (Loss)	Fair Value
	(In Thousands)
As of December 30, 2000:
Available-for-sale securities:
Mutual funds	$11,575	$(80)	$11,495
Equity securities	2,282	55	2,337
Debt securities	1,167	33	1,200

Total	$15,024	$8	$15,032

As of January 1, 2000:
Available-for-sale securities:
Mutual funds	$16,862	$(824)	$16,038
Equity securities	1,763	109	1,872
Debt securities	578	(578)	0

Total	$19,203	$(1,293)	$17,910

    Debt securities held as of December 30, 2000 mature on May 15, 2006. Realized net losses from sale of securities were $434,000, $342,000 and $4,000 in 2000, 1999 and 1998, respectively.

3. Accounts and Notes Receivable, Net

	December 30, 2000	January 1, 2000
	(In Thousands)
Accounts receivable, trade	$4,037	$4,120
Notes receivable	117	310
Other accounts receivable	3,714	1,522

	7,868	5,952
Less: Allowance for doubtful accounts and notes receivable	(356)	(540)

	$7,512	$5,412

    The provision for doubtful accounts and notes receivable in 2000, 1999 and 1998 was approximately $142,000, $191,000 and $92,000, respectively.

4. Inventories

    Inventories valued by the LIFO method ($10,530,000 in 2000, $9,635,000 in 1999 and $8,632,000 in 1998) would have been $3,253,000, $3,123,000 and $2,807,000 higher at December 30, 2000, January 1, 2000 and January 2, 1999, respectively, if they had been stated at the lower of FIFO cost or market. The LIFO effect on net income and basic net income per common share in 2000, 1999 and 1998 was a decrease of approximately $77,000 ($.02 per share), $187,000 ($.05 per share) and $143,000 ($.04 per share), respectively.

5. Property, Plant and Equipment, Net

	December 30, 2000	January 1, 2000
	(In Thousands)
Land	$8,110	$8,110
Buildings and improvements	9,693	9,717
Store fixtures and office equipment	30,861	27,443
Transportation equipment	2,036	1,659
Machinery and equipment	851	831
Leasehold improvements	38,014	33,599
Leasehold interests	4,538	4,142
Assets under capital leases	3,058	3,058
Assets under construction	1,575	939

	98,736	89,498
Accumulated depreciation and amortization	(44,252)	(38,132)

	$54,484	$51,366

    As of December 30, 2000, approximately $16,492,000 of property, plant and equipment (at cost) was fully depreciated and is still being used in operations.

6. Other Current Liabilities

	December 30, 2000	January 1, 2000
	(In Thousands)
Compensated absences	$3,973	$3,578
Taxes (including taxes collected from others of $1,392 and $1,321, respectively)	2,364	2,354
Other	7,722	8,084

	$14,059	$14,016

7. Long-Term Debt

	Current		Non-Current
	December 30, 2000	January 1, 2000	December 30, 2000	January 1, 2000
	(In Thousands)
Notes payable	$1,450	$2,000	$3,312	$4,642
Obligations under capital leases	257	229	2,195	2,452
7% Subordinated income debentures due September 1, 2014			1,228	1,228

	$1,707	$2,229	$6,735	$8,322

    At December 30, 2000, the approximate principal payments required on long-term debt for each fiscal year are as follows (in thousands):

2001	$1,707
2002	1,739
2003	1,315
2004	1,235
2005	409
Thereafter	2,037

$8,442

    The Company has a loan agreement for a credit facility with a bank establishing a revolving line of credit in the amount of $5,000,000 with a standby letter of credit subfacility in the amount of $5,000,000 and a $10,000,000 non-revolving line of credit providing for term loans. The loan agreement expires July 31, 2002. Major provisions of the agreement permit the Company to elect to pay interest under either the "Base Interest" or "Reference" rate provisions of the agreement. Additionally, there are certain minimum requirements as to the Company's equity, working capital and debt-to-equity relationships. The Company also has a revolving line of credit with another bank in the amount of $3,000,000 which expires in October 2001. Borrowings bear interest at the bank's reference rate or adjusted LIBOR rate plus a margin. At the end of 2000 and 1999, there were no amounts borrowed under either of the revolving lines of credit.

    Notes Payable: In 1999, 1997 and 1995, the Company borrowed $4,750,000 (at 6.98%), $2,500,000 (at 6.76%) and $2,750,000 (at 6.18%), respectively, from its $10,000,000 non-revolving line of credit to finance the purchase of supermarket equipment. All three borrowings are five year, fully amortized notes. The note payable entered into in 1995 was paid in full in December 2000.

    Debentures: The indenture relating to the 7% (6% prior to November 7, 1978) subordinated income debentures ("7% Debentures"), due September 1, 2014, provides for interest payable semiannually on March 1 and September 1 to the extent that current annual net income (consolidated net income before income taxes and interest accrued on the 7% Debentures) is sufficient therefore, or at the discretion of the Company, out of available retained earnings. No accrued interest was in arrears as of December 30, 2000.

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

    Class A Common Stock: The Company is authorized to issue 10,000,000 shares of Class A Common Stock, par value $.25 per share. At December 30, 2000 and January 1, 2000, shares issued were 3,445,712 and 3,573,688, respectively, including 1,357,200 treasury shares. In the second quarter of 2000, the Company purchased and retired 127,976 shares of its Class A Common Stock for an aggregate purchase price of approximately $4,853,000. The Class A Common Stock has one vote per share on all matters on which stockholders are entitled to vote or consent.

    Class B Common Stock: The Company is authorized to issue 1,500,000 shares of Class B Common Stock, par value $.25 per share. At December 30, 2000 and January 1, 2000 there were 1,368,984 shares issued and outstanding. The Class B Common Stock has ten votes per share on virtually all matters on which stockholders are entitled to vote or consent. Transfer of Class B Common Stock is restricted to other Class B stockholders and certain other classes of transferees. Class B Common Stock is convertible, at the option of the holder, into Class A Common Stock on a share-for-share basis. The Class B Common Stock is also automatically converted into Class A Common Stock under certain circumstances, including upon the transfer of such stock to a transferee other than another Class B stockholder and certain other classes of transferees. No shares were converted in 2000, 1999 or 1998. Cash or property dividends on Class B Common Stock are restricted to an amount equal to 90% of any dividend paid on Class A Common Stock.

9. Stock Options

    In 1998, the Company adopted a Non-Officer and Non-Director Stock Option Plan (the "Stock Option Plan") which initially provided for the granting of stock options to key employees to purchase up to 35,000 shares of the Company's Class A Common Stock. The Stock Option Plan was amended in 2000 to increase the number of shares available thereunder to an aggregate of 70,000 shares. The objective of the Stock Option Plan is to attract and retain quality personnel and to promote the success of the Company by providing employees the opportunity to share in its growth.

    The Company granted 11,500 stock options at an exercise price of $29 1/16 per share in March 2000 and 30,000 stock options at an exercise price of $40 per share in November 1998. No options were granted in 1999. These options vest at 25% per year beginning at the end of the first year and expire five years from the date of grant. The exercise price of stock options granted under the Stock Option Plan is equal to the fair market value of the Company's Class A Common Stock on the date of grant. No options were exercised or cancelled in 2000, 1999 or 1998.

    The Company accounts for its Stock Option Plan using the intrinsic value based method prescribed in Accounting Principles Board Opinion No. ("APB") 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized in the Company's Statements of Operations and Comprehensive Income for the fiscal years 2000, 1999 or 1998. SFAS 123, "Accounting for Stock-Based Compensation," encourages adoption of a fair value based method for valuing the cost of stock-based compensation. However, it allows companies to use the intrinsic value based method prescribed by APB 25 and disclose pro forma net earnings and earnings per share in accordance with SFAS 123. Had compensation expense for the Company's Stock Option Plan been determined under SFAS 123 using the fair value based method, the Company's pro forma net earnings and net earnings per common share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share):

	2000	1999	1998
Net income, as reported	$12,359	$11,717	$10,081
Net income, pro forma	12,271	11,646	10,072
Basic net income per common share, as reported	3.52	3.27	2.81
Basic net income per common share, pro forma	3.49	3.25	2.81
Diluted net income per common share, as reported	3.52	3.27	2.81
Diluted net income per common share, pro forma	3.49	3.25	2.81

    The weighted average fair value at date of grant for options issued in 2000 and 1998 was $12.50 and $16.43 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2000	1998
Risk-free interest rate	6.54%	4.90%
Expected dividend yield	0%	0%
Expected option life	4 years	4 years
Expected stock price volatility	44.3%	45.7%

    The effects of applying SFAS 123 for the pro forma disclosures are not necessarily indicative of the effects expected on current or future net earnings and net earnings per common share as the valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns.

    In 1998, the Company also adopted a Phantom Stock Option Plan (the "Phantom Plan") which provides for the granting of units covering up to 35,000 shares of the Company's Class A Common Stock to persons who are at the vice president or higher level of the Company. Each unit entitles the holder to receive upon exercise thereof the excess of the fair market value of a share of Class A Common Stock on the date of exercise over the fair market value of such share on the date specified by the committee administrating the Phantom Plan at the time of grant. All of the units vest 25% each year beginning at the end of the first year and expire five years from the date of grant. During 2000 and 1998, the Company granted units covering 10,000 and 17,000 shares of Class A Common Stock at an exercise price of $29 1/16 and $40, respectively. During 1999, units for 7,000 shares were cancelled. No units have been exercised as of December 30, 2000. For 2000, 1999 and 1998, the Company incurred compensation expense related to the Phantom Plan of $42,000, $0 and $0, respectively.

    During 2000, the Company also issued stock appreciation rights ("SARs") for units covering up to 40,000 shares of the Company's Class A Common Stock to the Company's non-employee directors with a base price of $29 1/16, representing the fair market value on the date of grant. When the SARs are exercised, each unit entitles the holder to receive the excess of the fair market value of a share of Class A Common Stock on the date of exercise over the base price. All of the units vest 25% each year beginning at the end of the first year and expire five years from the date of grant. No SARs have been exercised or cancelled as of December 30, 2000. For the year ended December 30, 2000, the Company incurred compensation expense related to the SARs of $106,000.

10. Retirement Plans

    The Company contributes to multi-employer union pension plans administered by various trustees which may be deemed to be defined benefit plans. Contributions to these plans are based upon negotiated wage contracts. Information relating to accumulated benefits and fund assets as they may be allocable to the participants at December 30, 2000 is not available. The Company's total union pension expense for all plans for 2000, 1999 and 1998 amounted to $1,099,000, $1,801,000 and $2,127,000, respectively. The Company's 1999 and 1998 expense is higher than 2000 due to the reinstatement of a union pension contribution which was suspended in late 1999.

    The Company has a noncontributory, trusteed Stock Bonus Plan (the "Plan") which is qualified under Section 401 of the Internal Revenue Code of 1986, as amended. All nonunion employees over 18 years of age who complete 1,000 hours of service within the year ending on the anniversary date of employment are eligible to become participating employees in the Plan. Contributions to the Plan for any fiscal year, as determined by the Board of Directors, are discretionary, but in no event will they exceed 15% of the annual aggregate salaries of those employees eligible for participation in the Plan. Contributions must be invested in the Company's Class A Common Stock with excess cash being invested in certain government-backed securities. Contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the salaries of all participants. Contributions accrued for the Plan in 2000, 1999 and 1998 were $0.

    The Arden Group, Inc. 401(k) Retirement Savings Plan (the "Company Savings Plan") covers all nonunion employees of the Company and its subsidiaries who have attained the age of 18 and have completed at least one year of service with any of such companies. The Company Savings Plan provides that, with certain limitations, a participating employee may elect to contribute up to 15% of such employee's annual compensation to the Company Savings Plan on a tax-deferred basis, subject to a limitation that the annual elective contribution may not exceed an annual indexed dollar limit determined pursuant to the Internal Revenue Code ($10,500 in 2000). Annual matching contributions are made by the Company each year for those participants whose annualized gross earnings for the previous year were $45,000 or less, and such matching contribution was $9,000 in 2000, $8,000 in 1999 and $7,000 in 1998. An additional discretionary amount of $652,000 was accrued in 2000 and contributed to the Plan in early 2001. Similarly, $588,000 was accrued in 1999 and contributed to the Plan in early 2000 and $539,000 was accrued in 1998 and contributed in early 1999.

    An employment agreement with a key executive officer provides for annual retirement compensation equal to 25% of his average base salary and bonus earned in the last three years prior to his retirement. The obligation determined on an actuarial basis is being accrued over the seven-year term of his agreement. The Company accrued $273,000, $273,000 and $226,000 in 2000, 1999 and 1998, respectively, toward this benefit.

11. Income Taxes

    The composition of federal and state income tax expense (benefit) is as follows:

	2000	1999	1998
	(In Thousands)
Current:
Federal	$6,904	$6,211	$6,358
State	1,856	342	1,521

Total	8,760	6,553	7,879
Deferred:
Federal	(250)	(326)	(760)
State	(12)	(105)	(105)

Total	(262)	(431)	(865)

Total income tax provision	$8,498	$6,122	$7,014

    The Company's deferred tax assets (liabilities) were attributable to the following:

	December 30, 2000	January 1, 2000
	(In Thousands)
Deferred tax assets:
Debt under capital leases	$1,085	$1,187
Accrued expenses	1,462	1,347
State income taxes	667	566
Allowance for doubtful accounts	156	237
Other	853	788

Deferred tax assets	4,223	4,125

Deferred tax liabilities:
Deferred gain on debenture exchange	(3,938)	(4,111)
Property leased under capital leases, net of accumulated depreciation	(660)	(735)
Other	(488)	(404)

Deferred tax liabilities	(5,086)	(5,250)

Deferred income taxes, net	$(863)	$(1,125)

    The Company has not established a valuation allowance because its deferred tax assets can be realized by offsetting taxable income in the carryback period, and also against deferred tax liabilities and future taxable income, which management believes will more likely than not be earned, based on the Company's historical earnings record.

    Reconciliation of the statutory federal rate and effective rate is as follows:

	2000		1999		1998
	Amount	Rate	Amount	Rate	Amount	Rate
	(In Thousands, Except Percentage Amounts)
Federal tax at statutory rate	$7,300	35.0%	$6,244	35.0%	$5,983	35.0%
State income taxes, net of federal tax benefit	1,198	5.7%	1,025	5.7%	983	5.8%
Tax reserve adjustment			(1,286)	(7.2%)
Other			139	0.8%	48	0.2%

	$8,498	40.7%	$6,122	34.3%	$7,014	41.0%

    The California Franchise Tax Board rendered tax assessments against the Company in prior years. The Company believed these assessments to be excessive and filed an appeal. The matter was favorably resolved during 1999 and tax reserves were adjusted accordingly.

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

    Assets Under Capital Leases: Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease. Contingent rentals associated with capital leases in 2000, 1999 and 1998 were $181,000, $160,000 and $139,000, respectively, and accordingly have been charged to expense as incurred. Following is an analysis of assets under capital leases:

	December 30, 2000	January 1, 2000
	(In Thousands)
Buildings:
Cost	$3,058	$3,058
Accumulated amortization	(2,296)	(2,183)

	$762	$875

    Also, included in property for sublease are properties classified as capital leases with aggregate net book values of $744,000 and $801,000 as of the end of 2000 and 1999, respectively.

    Future minimum lease payments for the above assets under capital leases at December 30, 2000 are as follows (in thousands):

2001	$536
2002	535
2003	536
2004	535
2005	536
Thereafter	906

Total minimum obligations	3,584
Executory costs	(27)

Net minimum obligations	3,557
Interest	(1,105)

Present value of net minimum obligations	2,452
Current portion	(257)

Long-term obligations	$2,195

    Minimum capital lease obligations have not been reduced by related minimum future sublease rentals of approximately $1,285,000.

    Executory costs include such items as property taxes and insurance.

    Operating Leases and Subleases: Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at December 30, 2000 are as follows:

	Commitments	Deduct Sublease Rentals	Net Rental Commitments
	(In Thousands)
2001	$6,072	$640	$5,432
2002	5,987	640	5,347
2003	6,250	473	5,777
2004	6,485	418	6,067
2005	6,019	397	5,622
Thereafter	69,180	2,661	66,519

	$99,993	$5,229	$94,764

    Rent expense under operating leases was as follows:

	2000	1999	1998
	(In Thousands)
Minimum rent	$6,164	$5,397	$4,776
Contingent rent	1,247	1,400	1,222

	7,411	6,797	5,998
Sublease rentals	(1,597)	(1,330)	(1,203)

	$5,814	$5,467	$4,795

13. Related Party Transactions

    At December 30, 2000 and January 1, 2000, the Company held two notes receivable with balances totaling $135,000 and $175,000, respectively, from an officer/director of the Company. These notes arose from transactions in 1979 and 1980 whereby the Company loaned the officer/director money to purchase an aggregate of 200,000 shares (before the 1998 stock split) of the Company's Class A Common Stock at the then fair market value. These notes, which bear interest at the rate of 6% per annum, mature on December 31, 2003 with principal payments of $40,000 due annually prior thereto. If the officer's employment is terminated prior to January 1, 2004, the unpaid portion of the two notes would be forgiven. The loans are collateralized by 180,000 shares of Class B Common Stock. The receivable is shown on the balance sheets as a reduction of stockholders' equity.

14. Commitments and Contingent Liabilities

    The Company has an employment agreement with a key executive officer which expires on January 1, 2004. In addition to a base salary, the agreement provides for a bonus based on pre-tax earnings. No maximum compensation limit exists. The total compensation expensed in 2000, 1999 and 1998 was approximately $1,316,000, $1,161,000 and $1,122,000, respectively.

    The Company is contingently liable as a guarantor of certain leases which it has either assigned or subleased. Any liability arising as a result of these guarantees would have no significant effect on either the Company's consolidated results of operations, financial position or cash flows.

    As of December 30, 2000, authorized expenditures on incomplete projects for the purchase of property, plant and equipment totaled approximately $2,662,000. Of this total, approximately $1,599,000 has been contractually committed.

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

    The Company or its subsidiaries are defendants in a number of cases currently in litigation, being vigorously defended, in which the complainants pray for monetary damages. As of the date hereof, no estimate of potential liability, if any, is possible. Based upon current information, management, after consultation with legal counsel defending the Company's interests in the cases, believes the ultimate disposition thereof will have no material effect upon either the Company's consolidated financial position, results of operations or cash flows.

15. Selected Quarterly Financial Data (Unaudited)

Quarter	Sales	Gross Profit	Net Income	Diluted Net Income Per Share(1)
	(In Thousands, Except Per Share Data)
1999
First	$78,017	$31,511	$2,958	$.83
Second	77,797	31,692	3,832	1.06
Third	79,172	32,591	2,338.65
Fourth	89,182	35,928	2,589.73
2000
First	$86,445	$35,902	$3,063	$.85
Second	88,670	36,708	3,239.91
Third	88,009	36,657	2,817.81
Fourth	96,870	39,843	3,240.94
(1)
Earnings per share is calculated using the weighted average outstanding shares for the quarter. The cumulative net income per share of the four quarters in 2000 will not equal the net income per share for the year due to Class A Common Stock repurchases in the second quarter of 2000.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY

INDEX TO EXHIBITS

Exhibit
3.1.1	Restated Certificate of Incorporation of Arden Group, Inc. dated November 7, 1988 filed as Exhibit 3.1 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 31, 1988 and incorporated herein by reference.
3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of Arden Group, Inc. dated June 17, 1998 filed as Exhibit 3.1.2 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended January 2, 1999 and incorporated herein by reference.
3.2	Amended and Restated By-Laws of Arden Group, Inc. (as amended and restated as of June 25, 1991) filed as Exhibit 3.2 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended January 2, 1993 and incorporated herein by reference.
4.1	Indenture dated as of September 1, 1964 between Arden Farms Co. and Security First National Bank, as Trustee, pertaining to 6% Subordinated Income Debentures, due September 1, 2014, filed as Exhibit 4.2 to Registration Statement on Form S-1 of Arden Group, Inc. and Arden-Mayfair, Inc., Registration No. 2-58687, and incorporated herein by reference.
4.1.1	First Supplemental Indenture dated as of November 7, 1978, to Indenture which is Exhibit 4.1, filed as Exhibit 7 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 30, 1978 and incorporated herein by reference.
4.1.2	Second Supplemental Indenture dated as of November 7, 1978, to Indenture which is Exhibit 4.1, filed as Exhibit 8 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 30, 1978 and incorporated herein by reference.
4.1.3	Third Supplemental Indenture dated April 24, 1981, to Indenture which is Exhibit 4.1, filed as Exhibit 4.2.3 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended April 4, 1981 and incorporated herein by reference.
4.2	Loan Agreement dated December 23, 1993, as amended by a Second Amendment thereto dated December 20, 1995, a Third Amendment thereto dated December 18, 1996 and a Fourth Amendment thereto dated January 13, 1997, between Arden Group, Inc. and Union Bank filed as Exhibit 4.2 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 28, 1996 and incorporated herein by reference.
4.2.1	Fifth Amendment dated April 30, 1998 to Loan Agreement between Arden Group, Inc. and Union Bank, as previously amended filed as Exhibit 4.2.1 to Annual Report of Form 10K of Arden Group, Inc. for the fiscal year ended January 1, 2000 and incorporated herein by reference.
4.2.2	Sixth Amendment dated July 7, 2000 to Loan Agreement between Arden Group, Inc. and Union Bank, as previously amended.
10.1*	Employment Agreement dated May 13, 1988 by and among Arden Group, Inc., Arden-Mayfair, Inc., Telautograph Corporation and Gelson's Markets and Bernard Briskin, filed as Exhibit 10 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended July 2, 1988 and incorporated herein by reference.
10.2*	Amendment to Employment Agreement dated April 27, 1994 by and between Arden Group, Inc., Arden-Mayfair, Inc., AMG Holdings, Inc. and Gelson's Markets and Bernard Briskin, filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended April 2, 1994 and incorporated herein by reference.

10.3*	Extension Agreement dated January 4, 1981 regarding promissory notes held by the Registrant between Arden Group, Inc. and Bernard Briskin, filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended July 4, 1981 and incorporated herein by reference.
10.4*	Extension Agreement dated January 1, 1984 regarding promissory notes held by the Registrant between Arden Group, Inc. and Bernard Briskin filed as Exhibit 19.1 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended September 29, 1984 and incorporated herein by reference.
10.5*	Extension Agreement dated May 13, 1988 regarding promissory notes held by the Registrant between Arden Group, Inc. and Bernard Briskin filed as Exhibit 10.11 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 31, 1988 and incorporated herein by reference.
10.6*	Modification and Fourth Extension Agreement dated as of January 1, 1994 regarding promissory notes held by the Registrant between Arden Group, Inc. and Bernard Briskin, filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended April 2, 1994 and incorporated herein by reference.
10.7	Form of Indemnification Agreement between the Registrant and the Directors and certain officers, filed as Exhibit 10.13 to the Annual Report on Form 10-K of Arden Group, Inc. for the year ended December 29, 1990 and incorporated herein by reference.
10.8*	Amended Loan and Stock Pledge Agreement dated November 4, 1993 regarding promissory notes held by the Registrant between Arden Group, Inc. and Bernard Briskin, filed as Exhibit 10.6 to the Annual Report on Form 10-K of Arden Group, Inc. for the year ended January 1, 1994 and incorporated herein by reference.
10.9*	Second Amendment to Employment Agreement as of January 1, 1997 by and between Arden Group, Inc., Arden-Mayfair, Inc., AMG Holdings, Inc. and Gelson's Markets and Bernard Briskin, filed as Exhibit 10.9 to the Annual Report on Form 10-K of Arden Group, Inc. for the year ended January 3, 1998 and incorporated herein by reference.
10.10*	Modification and Fifth Extension Agreement as of January 1, 1997 regarding promissory notes held by the Registrant between Arden Group, Inc. and Bernard Briskin, filed as Exhibit 10.10 to the Annual Report on Form 10-K of Arden Group, Inc. for the year ended January 3, 1998 and incorporated herein by reference.
10.11*	Phantom Stock Plan of Arden Group, Inc., filed as Exhibit 10.11 to the Annual Report on Form 10-K of Arden Group, Inc. for the year ended January 2, 1999 and incorporated herein by reference.
10.12*	Form of Non-Employee Director Phantom Stock Unit Agreement with each of John G. Danhakl, Robert A. Davidow, Daniel Lembark and Ben Winters filed as Exhibit 10.1 to the Quarterly Report on Form 10Q of Arden Group, Inc. for the quarter ended July 1, 2000 and incorporated herein by reference.
21.	Subsidiaries of Registrant.
23.	Consent of Independent Accountants.
*
Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report.

QuickLinks

PART I
Item 1. Business;
Item 2. Properties; and
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data of Arden Group, Inc.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES