Form 10-Q
period 2001-03-31
ARDEN GROUP INC
filed 2001-05-09
CIK 225051

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
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

Registrant's telephone number, including area code: (310) 638-2842

No Change
Former name, former address and former fiscal year, if changed since last report.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  Yes /x/  No / /

    The number of shares outstanding of the registrant's classes of common stock as of March 31, 2001 was:

2,088,712 of Class A Common Stock
1,368,784 of Class B Common Stock

PART I. FINANCIAL INFORMATION

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(In Thousands)	March 31, 2001	December 30, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,963	$19,690
Investments	17,575	15,032
Accounts and notes receivable, net	5,195	7,512
Inventories	13,374	13,414
Other current assets	2,503	2,997

Total current assets	58,610	58,645
Property for resale or sublease	779	795
Property, plant and equipment, at cost, less accumulated depreciation and amortization of $45,980 and $44,252, respectively	55,872	54,484
Other assets	4,346	4,236

Total assets	$119,607	$118,160

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$13,611	$15,455
Other current liabilities	14,610	14,059
Current portion of long-term debt	1,715	1,707

Total current liabilities	29,936	31,221
Long-term debt	6,304	6,735
Deferred income taxes	802	863
Other liabilities	2,097	2,074

Total liabilities	39,139	40,893

Commitments and contingent liabilities
Stockholders' equity:
Common stock, Class A	862	862
Common stock, Class B	342	342
Capital surplus	3,766	3,766
Notes receivable from officer/director	(135)	(135)
Unrealized loss on available-for-sale securities	(91)	(1)
Retained earnings	79,477	76,186

	84,221	81,020
Treasury stock, at cost	(3,753)	(3,753)

Total stockholders' equity	80,468	77,267

Total liabilities and stockholders' equity	$119,607	$118,160

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Thirteen Weeks Ended
(In Thousands, Except Share and Per Share Data)	March 31, 2001	April 1, 2000
Sales	$95,018	$86,445
Cost of sales	55,139	50,543

Gross profit	39,879	35,902
Delivery, selling, general and administrative expenses	34,795	30,720

Operating income	5,084	5,182
Interest and dividend income	572	465
Other income (expense), net	69	(267)
Interest expense	(171)	(211)

Income before income taxes	5,554	5,169
Income tax provision	2,263	2,106

Net income	$3,291	$3,063

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from available-for-sale securities:
Unrealized holding losses arising during the period	(93)	(80)
Reclassification adjustment for losses included in net income	3	169

Net unrealized gain (loss), net of income tax expense (benefit) of $(61) and $60, respectively	(90)	89

Comprehensive income	$3,201	$3,152

Net income per common share:
Basic	$.95	$.85
Diluted	.95	.85

Weighted average common shares outstanding:
Basic	3,457,496	3,585,472
Diluted	3,460,360	3,585,472

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Thirteen Weeks Ended
(In Thousands)	March 31, 2001	April 1, 2000
Cash flows from operating activities:
Cash received from customers	$97,124	$87,057
Cash paid to suppliers and employees	(90,775)	(83,175)
Interest and dividends received	541	413
Interest paid	(194)	(234)
Income taxes paid	(200)	(200)

Net cash provided by operating activities	6,496	3,861

Cash flows from investing activities:
Capital expenditures	(3,223)	(907)
Investment purchases	(2,740)	(364)
Sales of available-for-sale securities	143	4,329
Proceeds from the sale of property, plant and equipment	20	24

Net cash provided by (used in) investing activities	(5,800)	3,082

Cash flows from financing activities:
Principal payments on long-term debt	(362)	(500)
Principal payments under capital lease obligations	(61)	(54)

Net cash used in financing activities	(423)	(554)

Net increase in cash	273	6,389
Cash at beginning of period	19,690	18,157

Cash at end of period	$19,963	$24,546

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net income	$3,291	$3,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,832	1,534
Provision for losses on accounts and notes receivable	39	50
Deferred income taxes	(48)	(192)
Net gain from the disposal of property, plant and equipment	(1)	—
Net realized (gains) losses on available-for-sale securities	(77)	259
Changes in assets and liabilities net of effects from investing and financing activities:
(Increase) decrease in assets:
Investments	(20)	—
Accounts and notes receivable	2,278	659
Inventories	40	483
Other current assets	494	181
Other assets	(110)	(52)
Increase (decrease) in liabilities:
Accounts payable and other accrued expenses	(1,307)	(2,192)
Deferred income taxes on unrealized (gains)/losses	62	57
Other liabilities	23	11

Net cash provided by operating activities	$6,496	$3,861

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

    The accompanying consolidated financial statements for the three months ended March 31, 2001 and April 1, 2000 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles ("GAAP") for interim financial information. These financial statements have not been audited by independent public accountants but include all adjustments, which in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of December 30, 2000 has been derived from audited financial statements and, accordingly, does not include all disclosures required by GAAP as permitted by interim reporting requirements. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 29, 2001.

2.  INVESTMENTS

    In January 2001, the Company invested $2,500,000 in a limited partnership representing a less than 3% interest. The Company does not have the ability to exercise significant influence over the operating and financial policies of the partnership, and consequently, the investment is accounted for under the cost method. The partnership invests primarily in publicly traded, high yield bonds.

    The Company also invests in marketable securities including mutual funds and debt and equity securities. Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

3.  NET INCOME PER COMMON SHARE

    Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by adjusting outstanding shares to include all potentially dilutive stock options. The weighted average number of common shares used to compute dilutive net income per share in 2001 excludes 30,000 shares related to stock options. These shares are excluded due to their antidilutive effect on net income per share.

4.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. As amended by SFAS 137, the new rules were effective the first quarter of 2001. Effective January 1, 2001, the Company adopted SFAS 133 and the new standard did not have any impact on the Company's financial statements.

5.  SUBSEQUENT EVENT

    In April 2001, the Company purchased 61,919 shares of its Class A Common Stock for an aggregate purchase price of approximately $2,478,000. These shares were purchased in a private transaction from a nonaffiliated seller.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

First Quarter Analysis

    Net income in the first quarter of 2001 increased 7.4% to $3,291,000 compared to $3,063,000 during the first quarter of 2000. Operating income was $5,084,000 in 2001 compared to $5,182,000 in the prior year.

    Sales from the Company's 17 supermarkets (all of which are located in Southern California) were $95,018,000 in the first quarter of 2001 representing an increase of 9.9% over the first quarter of 2000. The majority of the sales increase is attributable to the opening of new stores in Irvine and Dana Point, California on September 26, 2000 and January 17, 2001, respectively. Same store sales increased 3.1% in 2001 compared to the prior year. The increase in same store sales reflects to some extent the positive impact of store remodel activity.

    The Company's gross profit as a percent of sales was 42.0% in the first quarter of 2001 compared to 41.5% in the same period of 2000. Added controls over product costs, product pricing decisions and increased buying and promotional allowances contributed to the increase in margins.

    Delivery, selling, general and administrative ("DSG&A") expense as a percent of sales was 36.6% in the first quarter of 2001 compared to 35.5% in the first quarter of 2000 resulting in a decrease in operating income. A substantial increase in workers' compensation premiums contributed to the rise in DSG&A expense in spite of our excellent experience rate. In addition, 2001 expense as a percent of sales is higher due to the opening of the Irvine and Dana Point stores, as described above.

    Interest and dividend income was $572,000 in the first quarter of 2001 compared to $465,000 for the same period in 2000 primarily due to investments in debt securities which bear interest at higher rates than investments made in the prior year.

    Interest expense was $171,000 in the first quarter of 2001 compared to $211,000 in the first quarter of 2000 due to lower average levels of fixture financing debt.

    Other income (expense) includes gains (losses) realized on investments in marketable securities of $77,000 and ($259,000) in 2001 and 2000, respectively.

    During the second quarter of 2000, the Company repurchased 127,976 shares of Class A Common Stock which resulted in a reduction in the weighted average common shares outstanding. Consequently, basic net income per common share is $.03 higher in the first quarter of 2001 as compared to the same period of the prior year.

    SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders' equity. Unrealized losses on available-for-sale securities were $90,000 (net of income tax benefits of $61,000) in the first quarter of 2001 compared to unrealized gains of $89,000 (net of income tax expense of $60,000) in the first quarter of 2000.

CAPITAL EXPENDITURES/LIQUIDITY

    The Company plans to utilize cash-on-hand (including investments) and cash flow from operations to fund capital expenditures in 2001. The Company has a $10,000,000 non-revolving line of credit providing for term loans to finance store fixtures and equipment under which no borrowing capacity is available. At the end of the first quarter of 2001, the outstanding borrowings on the line totaled $4,400,000.

    The Company also has two revolving lines of credit totaling $8,000,000. There were no outstanding balances against either of the revolving lines as of March 31, 2001.

    The Company has entered into agreements to open new Gelson's Markets in Pasadena and Beverly Hills, California. The Company expects to open the Pasadena store in the latter half of 2001 and anticipates opening the Beverly Hills store in a subsequent year. The development and actual openings of these markets are subject to, among other things, necessary governmental approvals and the developers fulfilling certain conditions.

CALIFORNIA ELECTRICAL MARKET

    Beginning early 2001, periodic rolling electrical blackouts have been imposed across California adversely impacting consumers and businesses in various parts of the state. Rolling blackouts are anticipated to continue with no immediate relief in the near future. It is anticipated that warmer weather will likely increase the frequency and severity of power outages. The Company's warehouse, corporate offices, stores and suppliers may be subject to future power outages that could result in a significant adverse impact on operations and financial results. The Company does not generate sufficient emergency power at its facilities and stores to maintain ongoing operations during power outages which could result in lost sales and product spoilage.

PART II. OTHER INFORMATION

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

    The Company could be potentially exposed to market risk from changes in interest rates on debt. The Company's exposure to interest rate risk relates to its $5,000,000 and $3,000,000 revolving lines of credit. Borrowings under the agreements bear interest at the bank's reference rate or the bank's adjusted LIBOR rate plus .9%. There were no borrowings outstanding under either agreement during the first quarter of 2001. Consequently, a hypothetical 1% interest rate change would have no impact on the Company's financial position or results of operations.

    A change in market prices also exposes the Company to market risk related to its investments which totaled $17,575,000 as of March 31, 2001. A hypothetical 10% drop in the market value of these investments would result in a $1,758,000 unrealized loss and a corresponding decrease in the fair value of these instruments. This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:
None.
(b)	Reports on Form 8-K:
None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDEN GROUP, INC. Registrant
Date May 9, 2001	By:	/s/ DAVID M. OLIVER David M. Oliver Chief Financial Officer (Authorized Signatory)

QuickLinks

FORM 10-Q
PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION
SIGNATURES