Form 10-Q
period 2001-06-30
ARDEN GROUP INC
filed 2001-08-13
CIK 225051

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-9904

ARDEN GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3163136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2020 South Central Avenue, Compton, California	90220
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (310) 638-2842

No Change
Former name, former address and former fiscal year, if changed since last report.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  Yes  /x/  No  / /

    The number of shares outstanding of the registrant's classes of common stock as of June 30, 2001 was:

1,981,793 of Class A Common Stock
1,365,784 of Class B Common Stock

PART I. FINANCIAL INFORMATION

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2001	December 30, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,241	$19,690
Investments	18,745	15,032
Accounts and notes receivable, net	5,774	7,512
Inventories	12,795	13,414
Other current assets	1,639	2,997

Total current assets	56,194	58,645
Property for resale or sublease	763	795
Property, plant and equipment, at cost, less accumulated depreciation and amortization of $47,853 and $44,252, respectively	55,067	54,484
Other assets	4,370	4,236

Total assets	$116,394	$118,160

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$14,077	$15,455
Other current liabilities	12,729	14,059
Current portion of long-term debt	1,722	1,707

Total current liabilities	28,528	31,221
Long-term debt	5,871	6,735
Deferred income taxes	838	863
Other liabilities	2,015	2,074

Total liabilities	37,252	40,893

Commitments and contingent liabilities
Stockholders' equity:
Common stock, Class A	847	862
Common stock, Class B	341	342
Capital surplus	3,717	3,766
Notes receivable from officer/director	(135)	(135)
Unrealized loss on available-for-sale securities	(227)	(1)
Retained earnings	80,657	76,186

	85,200	81,020
Treasury stock, at cost	(6,058)	(3,753)

Total stockholders' equity	79,142	77,267

Total liabilities and stockholders' equity	$116,394	$118,160

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, Continued

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In Thousands, Except Share and Per Share Data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
Sales	$96,301	$88,670	$191,319	$175,115
Cost of sales	55,793	51,962	110,932	102,505

Gross profit	40,508	36,708	80,387	72,610
Delivery, selling, general and administrative expenses	34,724	31,469	69,519	62,189

Operating income	5,784	5,239	10,868	10,421
Interest and dividend income	513	571	1,085	1,036
Other income (expense), net	(67)	(143)	2	(410)
Interest expense	(165)	(200)	(336)	(411)

Income before income taxes	6,065	5,467	11,619	10,636
Income tax provision	2,471	2,228	4,734	4,334

Net income	$3,594	$3,239	$6,885	$6,302

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from available-for-sale securities:
Unrealized holding gains (losses) arising during the period	(173)	26	(266)	(54)
Reclassification adjustment for losses included in net income	37	70	40	239

Net unrealized gain (loss), net of income tax expense (benefit) of $(96) and $(157) for 2001 and $69 and $129 for 2000, respectively	(136)	96	(226)	185

Comprehensive income	$3,458	$3,335	$6,659	$6,487

Net income per common share:
Basic	$1.06	$.91	$2.01	$1.77
Diluted	1.05	.91	2.00	1.77

Weighted average common shares outstanding:
Basic	3,404,301	3,551,648	3,430,899	3,568,560
Diluted	3,407,418	3,553,335	3,434,016	3,569,450

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, Continued

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands)

	Twenty-Six Weeks Ended
	June 30, 2001	July 1, 2000
Cash flows from operating activities:
Cash received from customers	$193,457	$175,532
Cash paid to suppliers and employees	(177,350)	(163,565)
Interest and dividends received	1,026	964
Interest paid	(341)	(414)
Income taxes paid	(5,200)	(4,700)

Net cash provided by operating activities	11,592	7,817

Cash flows from investing activities:
Capital expenditures	(4,397)	(1,343)
Investment purchases	(4,223)	(778)
Sales of available-for-sale securities	190	5,788
Other		(348)
Proceeds from the sale of property, plant and equipment	21	25

Net cash provided by (used in) investing activities	(8,409)	3,344

Cash flows from financing activities:
Purchase and retirement of Company stock	(2,478)	(4,853)
Purchase of Company stock held in treasury	(2,305)
Principal payments on long-term debt	(724)	(1,000)
Principal payments under capital lease obligations	(125)	(111)

Net cash used in financing activities	(5,632)	(5,964)

Net increase (decrease) in cash	(2,449)	5,197
Cash at beginning of period	19,690	18,157

Cash at end of period	$17,241	$23,354

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, Continued

CONSOLIDATED STATEMENTS OF CASHFLOWS, Continued
(In Thousands)

	Twenty-Six Weeks Ended
	June 30, 2001	July 1, 2000
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net income	$6,885	$6,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,773	3,234
Provision for losses on accounts and notes receivable	69	86
Deferred income taxes	(49)	(202)
Net loss from the disposal of property, plant and equipment	23	3
Net realized (gains) losses on investments	(17)	395
Change in assets and liabilities net of effects from investing and financing activities:
(Increase) decrease in assets:
Investments	(46)
Accounts and notes receivable	1,698	272
Inventories	619	105
Other current assets	1,358	631
Other assets	(134)	(330)
Increase (decrease) in liabilities:
Accounts payable and other accrued expenses	(2,709)	(2,781)
Deferred income taxes on unrealized losses	181	34
Other liabilities	(59)	68

Net cash provided by operating activities	$11,592	$7,817

The accompanying notes are an integral part of these consolidated financial statements.

PART I. FINANCIAL INFORMATION, Continued

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

    The accompanying consolidated financial statements for the three and six months ended June 30, 2001 and July 1, 2000 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles ("GAAP") for interim financial information. These financial statements have not been audited by independent public accountants but include all adjustments, which in the opinion of management of the Company, are necessary for a fair statement of the financial position, cash flows and results of operations for the periods presented. The accompanying consolidated balance sheet as of December 30, 2000 has been derived from audited financial statements and, accordingly, does not include all disclosures required by GAAP as permitted by interim reporting requirements. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 29, 2001.

2.  Investments

    The Company invests in marketable securities including mutual funds and debt and equity securities. Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

    In January 2001, the Company invested $2,500,000 in a limited partnership representing a less than 3% interest. The Company does not have the ability to exercise significant influence over the operating and financial policies of the partnership, and consequently, the investment is accounted for under the cost method. The partnership invests primarily in publicly traded, high yield bonds.

3.  Common Stock and Net Income Per Common Share

    In April 2001, the Company purchased and retired 61,919 shares of its Class A Common Stock for an aggregate purchase price of approximately $2,478,000. In addition, the Company purchased 48,000 Class A Common Stock shares in June 2001 for $2,305,000. The shares purchased in June are being held in treasury and are recorded as a reduction of stockholders' equity. All shares repurchased were private transactions with sellers not affiliated with the Company.

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

PART I. FINANCIAL INFORMATION, Continued
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Impact of Recently Issued Accounting Standards

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("SFAS") 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets." The statements will change the accounting for business combinations and goodwill in two significant ways. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. This standard will be effective for the Company's fiscal year 2002. The Company does not believe that these standards will have an impact on the consolidated financial statements.

PART I. FINANCIAL INFORMATION, Continued

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Second Quarter Analysis

    Net income in the second quarter of 2001 increased 11.0% to $3,594,000 compared to $3,239,000 during the second quarter of 2000. Operating income was $5,784,000 in 2001 compared to $5,239,000 in the prior year.

    Sales from the Company's 17 supermarkets (all of which are located in Southern California) were $96,301,000 in the second quarter of 2001 representing an increase of 8.6% over the second quarter of 2000. The majority of the sales increase is attributable to the opening of new stores in Irvine and Dana Point, California on September 26, 2000 and January 17, 2001, respectively. Same store sales increased 1.9% in the second quarter of 2001 compared to the prior year. The increase in same store sales reflects to some extent the positive impact of store remodel activity.

    The Company's gross profit as a percent of sales was 42.1% in the second quarter of 2001 compared to 41.4% in the same period of 2000. Added controls over product costs, product pricing decisions and increased buying and promotional allowances contributed to the increase in margins.

    Delivery, selling, general and administrative ("DSG&A") expense as a percent of sales was 36.1% in the second quarter of 2001 compared to 35.5% in the second quarter of 2000. A substantial increase in workers' compensation premiums contributed to the rise in DSG&A expense in spite of our excellent experience. The Company also recognized compensation expense related to stock appreciation rights due to an increase in the Company's stock price in the second quarter of 2001.

    Interest and dividend income was $513,000 in the second quarter of 2001 compared to $571,000 for the same period in 2000 primarily due to lower average levels of interest bearing investments.

    Interest expense was $165,000 in the second quarter of 2001 compared to $200,000 in the second quarter of 2000 due to lower average levels of fixture financing debt.

    Other income (expense) includes net losses realized on investments of $60,000 and $136,000 in 2001 and 2000, respectively.

    SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders' equity. Unrealized losses on available-for-sale securities were $136,000 (net of income tax benefits of $96,000) in the second quarter of 2001 compared to unrealized gains of $96,000 (net of income tax expense of $69,000) in the second quarter of 2000.

    During the second quarter of 2001, the Company repurchased 109,919 shares of Class A Common Stock which resulted in a reduction in the weighted average common shares outstanding. Consequently, basic net income per common share is $.02 higher in the second quarter of 2001 as compared to the same period of the prior year.

Year-To-Date Analysis

    Net income in the first six months of 2001 increased 9.3% to $6,885,000 compared to $6,302,000 during the first six months of 2000. Operating income was $10,868,000 for the first half of 2001 compared to $10,421,000 in the same period of the prior year.

    Sales from the Company's 17 supermarkets (all of which are located in Southern California) were $191,319,000 in the first six months of 2001. This represents an increase of 9.3% over the first six months of 2000 when sales were $175,115,000. The majority of the sales increase is attributable to the opening of new stores in Irvine and Dana Point, California as described above. Same store sales increased 2.5% in the first half of 2001 compared to the prior year. The increase in same store sales reflects to some extent the positive impact of store remodel activity.

    The Company's gross profit as a percent of sales was 42.0% in the first six months of 2001 compared to 41.5% in the same period of 2000. Added controls over product costs, product pricing decisions and increased buying and promotional allowances contributed to the increase in margins.

    DSG&A expense as a percent of sales was 36.3% in the first six months of 2001 compared to 35.5% in the same period of 2000. A substantial increase in workers' compensation premiums contributed to the rise in DSG&A expense in spite of our excellent experience. The Company also recognized compensation expense related to stock appreciation rights due to an increase in the Company's stock price in the first half of 2001. In addition, 2001 expense as a percent of sales is higher due to the opening of the Irvine and Dana Point stores, as described above.

    Interest and dividend income was $1,085,000 in the first six months of 2001 compared to $1,036,000 for the same period in 2000 primarily due to investments in debt securities which bear interest at higher rates than investments made in the prior year partially offset by lower average levels of interest bearing investments.

    Interest expense was $336,000 in the first six months of 2001 compared to $411,000 in the first six months of 2000 due to lower average levels of fixture financing debt.

    Other income (expense) includes gains (losses) realized on investments of $17,000 and ($395,000) in 2001 and 2000, respectively.

    SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders' equity. Unrealized losses on available-for-sale securities were $226,000 (net of income tax benefits of $157,000) in the first six months of 2001 compared to unrealized gains of $185,000 (net of income tax expense of $129,000) in the same period of 2000.

    During the first half of 2001, the Company repurchased 109,919 shares of Class A Common Stock which resulted in a reduction in the weighted average common shares outstanding. Consequently, basic net income per common share is $.02 higher in the first half of 2001 as compared to the same period of the prior year.

CAPITAL EXPENDITURES/LIQUIDITY

    The Company plans to utilize cash-on-hand (including investments) and cash flow from operations to fund capital expenditures in 2001. The Company has a $10,000,000 non-revolving line of credit providing for term loans to finance store fixtures and equipment under which no borrowing capacity is available. At the end of the second quarter of 2001, the outstanding borrowings on the line totaled $4,038,000.

    The Company also has two revolving lines of credit totaling $8,000,000. There were no outstanding balances against either of the revolving lines as of June 30, 2001.

    The Company has entered into an agreement to open a new Gelson's Market in Pasadena, California. The Company expects to open the Pasadena store in the latter half of 2001. The development and actual opening of this market is subject to, among other things, necessary governmental approvals and the developer fulfilling certain conditions.

    The Company had previously planned to open a new store in Beverly Hills, California; however, the developer has been unable to obtain approval on the entitlements for the site. The opening of the store was contingent upon the approval of the entitlement application, as well as, the fulfillment of other conditions. The Company continues to evaluate the options for opening a Gelson's Market at the Beverly Hills location.

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

PART II. OTHER INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company could be potentially exposed to market risk from changes in interest rates on debt. The Company's exposure to interest rate risk relates to its $5,000,000 and $3,000,000 revolving lines of credit. Borrowings under the agreements bear interest at the bank's reference rate or the bank's adjusted LIBOR rate plus .9%. There were no borrowings outstanding under either agreement during the second quarter of 2001. Consequently, a hypothetical 1% interest rate change would have no impact on the Company's financial position or results of operations.

    A change in market prices also exposes the Company to market risk related to its investments which totaled $18,745,000 as of June 30, 2001. A hypothetical 10% drop in the market value of these investments would result in a $1,875,000 unrealized loss and a corresponding decrease in the fair value of these instruments. This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
The Annual Meeting of Stockholders was held on June 19, 2001.

(b)
Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement. One nominee was elected by Class A stockholders and three nominees were elected by Class B stockholders with terms expiring at the Annual Meeting as follows:

		Votes
Class A:	Kenneth A. Goldman
	Term expires 2004
	For	1,728,540
	Abstain	6,956
Class B:	Bernard Briskin
	Term expires 2004
	For	13,627,760
	Abstain	0
Class B:	John G. Danhakl
	Term expires 2004
	For	13,627,760
	Abstain	0
Class B:	Daniel Lembark
	Term expires 2003
	For	13,627,760
	Abstain	0

    Continuing directors whose terms of office do not expire until 2002 or 2003, respectively, are:

    Robert A. Davidow
    Ben Winters

  There were 9,970 broker non-votes.

PART II. OTHER INFORMATION, Continued

(c)
The selection of PricewaterhouseCoopers LLP, independent public accountants, to audit the books, records and accounts of the Company and its consolidated subsidiaries for the 2001 fiscal year was approved by the following vote:

	Class A Stock	Class B Stock
For	1,726,069	13,627,760
Against	2,557	0
Abstain	6,870	0

  There were 9,970 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
None.
(b)	Reports on Form 8-K:
None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDEN GROUP, INC. Registrant
Date	August 13, 2001	/s/ DAVID M. OLIVER David M. Oliver Chief Financial Officer (Authorized Signatory)

QuickLinks

PART I. FINANCIAL INFORMATION
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY CONSOLIDATED BALANCE SHEETS (In Thousands)
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) (In Thousands, Except Share and Per Share Data)
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands)
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES