Form 10-Q
period 2001-09-29
ARDEN GROUP INC
filed 2001-11-08
CIK 225051

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2001
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes /x/ No / /

    The number of shares outstanding of the registrant's classes of common stock as of September 29, 2001 was:

1,981,785 of Class A Common Stock
1,365,784 of Class B Common Stock

PART I. FINANCIAL INFORMATION

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 29, 2001	December 30, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,864	$19,690
Investments	18,591	15,032
Accounts and notes receivable, net	5,649	7,512
Inventories	13,629	13,414
Other current assets	4,481	2,997

Total current assets	65,214	58,645
Property for resale or sublease	746	795
Property, plant and equipment, at cost, less accumulated depreciation and amortization of $48,438 and $42,596, respectively	56,040	54,484
Other assets	4,379	4,236

Total assets	$126,379	$118,160

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$18,981	$15,455
Other current liabilities	15,561	14,059
Current portion of long-term debt	1,730	1,707

Total current liabilities	36,272	31,221
Long-term debt	5,435	6,735
Deferred income taxes	266	863
Other liabilities	2,109	2,074

Total liabilities	44,082	40,893

Commitments and contingent liabilities
Stockholders' equity:
Common stock, Class A	835	862
Common stock, Class B	341	342
Capital surplus	3,680	3,766
Notes receivable from officer/director	(135)	(135)
Unrealized loss on available-for-sale securities	(452)	(1)
Retained earnings	81,781	76,186

	86,050	81,020
Treasury stock, at cost	(3,753)	(3,753)

Total stockholders' equity	82,297	77,267

Total liabilities and stockholders' equity	$126,379	$118,160

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(In Thousands, Except Share and Per Share Data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2001	September 30, 2000	September 29, 2001	September 30, 2000
Sales	$96,920	$88,009	$288,239	$263,124
Cost of sales	55,523	51,352	166,455	153,857

Gross profit	41,397	36,657	121,784	109,267
Delivery, selling, general and administrative expenses	36,113	32,318	105,632	94,507

Operating income	5,284	4,339	16,152	14,760
Interest and dividend income	583	608	1,668	1,644
Other income (expense), net	(7)	(4)	(5)	(414)
Interest expense	(155)	(190)	(491)	(601)

Income before income taxes	5,705	4,753	17,324	15,389
Income tax provision	2,325	1,936	7,059	6,270

Net income	$3,380	$2,817	$10,265	$9,119

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from available-for-sale securities:
Unrealized holding gains (losses) arising during the period	(225)	105	(491)	51
Reclassification adjustment for losses (gains) included in net income		(3)	40	236

Net unrealized gain (loss), net of income tax expense (benefit) of $(154) and $(311) for 2001 and $69 and $198 for 2000, respectively	(225)	102	(451)	287

Comprehensive income	$3,155	$2,919	$9,814	$9,406

Net income per common share:
Basic	$1.01	$.81	$3.02	$2.58
Diluted	1.01	.81	3.01	2.58

Weighted average common shares outstanding:
Basic	3,347,569	3,457,496	3,403,122	3,531,539
Diluted	3,351,123	3,459,655	3,406,676	3,533,018

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands)

	Thirty-Nine Weeks Ended
	September 29, 2001	September 30, 2000
Cash flows from operating activities:
Cash received from customers	$290,038	$263,286
Cash paid to suppliers and employees	(264,307)	(244,079)
Interest and dividends received	1,359	1,561
Interest paid	(520)	(598)
Income taxes paid	(5,800)	(7,425)

Net cash provided by operating activities	20,770	12,745

Cash flows from investing activities:
Capital expenditures	(7,369)	(6,056)
Investment purchases	(4,382)	(1,013)
Sales of available-for-sale securities	190	5,793
Other		(348)
Proceeds from the sale of property, plant and equipment	25	96

Net cash used in investing activities	(11,536)	(1,528)

Cash flows from financing activities:
Purchase and retirement of Company stock	(4,783)	(4,853)
Principal payments on long-term debt	(1,087)	(1,379)
Principal payments under capital lease obligations	(190)	(169)

Net cash used in financing activities	(6,060)	(6,401)

Net increase in cash and cash equivalents	3,174	4,816
Cash and cash equivalents at beginning of period	19,690	18,157

Cash and cash equivalents at end of period	$22,864	$22,973

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net income	$10,265	$9,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,758	4,929
Provision for losses on accounts and notes receivable	99	113
Deferred income taxes	(621)	(157)
Net (gain) loss from the disposal of property, plant and equipment	50	(11)
Net realized (gain) loss on investments	(17)	391
Change in assets and liabilities net of effects from investing and financing activities:
(Increase) decrease in assets:
Investments	(112)
Accounts and notes receivable	1,795	(662)
Inventories	(215)	(37)
Other current assets	(1,484)	263
Other assets	(143)	(370)
Increase (decrease) in liabilities:
Accounts payable and other accrued expenses	5,025	(1,280)
Deferred income taxes on unrealized (gains) losses	335	(37)
Other liabilities	35	484

Net cash provided by operating activities	$20,770	$12,745

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation and Principles of Consolidation

    The consolidated financial statements of Arden Group, Inc. (the "Company") include the accounts of the Company and its direct and indirect subsidiaries. Intercompany balances and transactions are eliminated. The Company operates supermarkets in Southern California.

    The accompanying consolidated financial statements for the three and nine months ended September 29, 2001 and September 30, 2000 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. These interim financial statements have not been audited by independent public accountants but include all adjustments, which in the opinion of management of the Company, are necessary for a fair statement of the financial position, cash flows and results of operations for the periods presented. The accompanying consolidated balance sheet as of December 30, 2000 has been derived from audited financial statements and, accordingly, does not include all disclosures required by GAAP as permitted by interim reporting requirements. The results of operations for the three and nine months ended September 29, 2001 are not necessarily indicative of the results to be expected for the full year ending December 29, 2001.

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

3. Common Stock and Net Income Per Common Share

    In April and June 2001, the Company purchased 61,919 and 48,008 shares, respectively, of its Class A Common Stock for an aggregate purchase price of approximately $4,783,000. As of September 29, 2001, all repurchased shares had been retired. All shares were repurchased in private transactions with sellers not affiliated with the Company.

    Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by adjusting outstanding shares to include all potentially dilutive stock options.

4. Impact of Recently Issued Accounting Standards

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("SFAS") 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." These statements will change the accounting for business combinations and goodwill in two significant ways. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. This standard will be effective for the Company's 2002 fiscal year. The Company does not believe that these standards will have an impact on the consolidated financial statements.

    In October 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, "which replaces SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 establishes one accounting model, based on the framework established in SFAS 121, for the recognition, measurement and reporting of impairment of long-lived assets to he held and used and of long-lived assets to be disposed of by sale. Adoption of SFAS 144 is required for the Company's fiscal year beginning January 1, 2002 although early application is permitted. The Company is currently evaluating the impact this new standard will have on its financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third Quarter Analysis

    Net income in the third quarter of 2001 increased 20.0% to $3,380,000 compared to $2,817,000 during the third quarter of 2000. Operating income was $5,284,000 in 2001 compared to $4,339,000 in the same period of the prior year.

    Sales from the Company's 18 supermarkets (all of which are located in Southern California) were $96,920,000 in the third quarter of 2001 representing an increase of 10.1% over the third quarter of 2000. The majority of the sales increase is attributable to the opening of new stores in Irvine and Dana Point, California on September 26, 2000 and January 17, 2001, respectively. Our new store in Pasadena, California opened the last week of September 2001 and did not contribute significantly to the increase in sales. Same store sales increased 3.3% in the third quarter of 2001 compared to the prior year. The increase in same store sales reflects to some extent the positive impact of store remodel activity.

    The Company's gross profit as a percent of sales was 42.7% in the third quarter of 2001 compared to 41.7% in the same period of 2000. Added controls over product costs, product pricing decisions and increased buying and promotional allowances contributed to the increase in margins.

    Delivery, selling, general and administrative ("DSG&A") expense as a percent of sales was 37.3% in the third quarter of 2001 compared to 36.7% in the third quarter of 2000. A substantial increase in workers' compensation premiums contributed to the rise in DSG&A expense in spite of our excellent claims experience. In addition, promotions expense was higher in the third quarter of 2001 compared to the same period of the prior year primarily due to the Company's 50th anniversary promotion, an expanded direct marketing program and the opening of the Pasadena store, as described above.

    Interest and dividend income was $583,000 in the third quarter of 2001 compared to $608,000 for the same period in 2000. Interest expense was $155,000 in the third quarter of 2001 compared to $190,000 in the third quarter of 2000 due to lower average levels of fixture financing debt.

    SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders' equity. Unrealized losses on available-for-sale securities were $225,000 (net of income tax benefits of $154,000) in the third quarter of 2001 compared to unrealized gains of $102,000 (net of income tax expense of $69,000) in the third quarter of 2000.

    During 2001, the Company repurchased 109,927 shares of Class A Common Stock which resulted in a reduction in the weighted average common shares outstanding. Consequently, basic net income per common share is $.03 higher in the third quarter of 2001 as compared to the same period of the prior year.

Year-To-Date Analysis

    Net income in the first nine months of 2001 increased 12.6% to $10,265,000 compared to $9,119,000 during the first nine months of 2000. Operating income was $16,152,000 for the first nine months of 2001 compared to $14,760,000 in the same period of the prior year.

    Sales from the Company's 18 supermarkets (all of which are located in Southern California) were $288,239,000 in the first nine months of 2001. This represents an increase of 9.5% over the first nine months of 2000 when sales were $263,124,000. The majority of the sales increase is attributable to the opening of new stores in Irvine and Dana Point, California as described above. Our new store in Pasadena, California opened the last week of September 2001 and did not contribute significantly to the increase in sales. Same store sales increased 2.8% in the first nine months of 2001 compared to the prior year. The increase in same store sales reflects to some extent the positive impact of store remodel activity.

    The Company's gross profit as a percent of sales was 42.3% in the first nine months of 2001 compared to 41.5% in the same period of 2000. Added controls over product costs, product pricing decisions and increased buying and promotional allowances contributed to the increase in margins.

    DSG&A expense as a percent of sales was 36.6% in the first nine months of 2001 compared to 35.9% in the same period of 2000. A substantial increase in workers' compensation premiums contributed to the rise in DSG&A expense in spite of our excellent claims experience. The Company also recognized compensation expense related to stock appreciation rights due to an increase in the Company's stock price in the first nine months of 2001. In addition, 2001 expense as a percent of sales is higher due to the opening of the Irvine, Dana Point and Pasadena stores, as described above.

    Interest and dividend income was $1,668,000 in the first nine months of 2001 compared to $1,644,000 for the same period in 2000. Interest expense was $491,000 in the first nine months of 2001 compared to $601,000 in the first nine months of 2000 due to lower average levels of fixture financing debt.

    Other income (expense) includes gains (losses) realized on investments of $17,000 and ($391,000) in 2001 and 2000, respectively.

    SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders' equity. Unrealized losses on available-for-sale securities were $451,000 (net of income tax benefits of $311,000) in the first nine months of 2001 compared to unrealized gains of $287,000 (net of income tax expense of $198,000) in the same period of 2000.

    During the first nine months of 2001, the Company repurchased 109,927 shares of Class A Common Stock which resulted in a reduction in the weighted average common shares outstanding. Consequently, basic net income per common share is $.05 higher in the first nine months of 2001 as compared to the same period of the prior year.

CAPITAL EXPENDITURES/LIQUIDITY

    The Company plans to utilize cash-on-hand (including investments) and cash flow from operations to fund capital expenditures in 2001. The Company had a $10,000,000 non-revolving line of credit providing for term loans to finance store fixtures and equipment. At the end of the third quarter of 2001, the outstanding borrowings on the term loans totaled $3,675,000. During October 2001, the Company repaid the outstanding term loans.

    The Company also has two revolving lines of credit totaling $8,000,000. There were no outstanding balances against either of the revolving lines as of September 29, 2001.

    The Company opened a new Gelson's Market in Pasadena, California on September 25, 2001. The Company had previously planned to open a new store in Beverly Hills, California. The developer was unable to obtain approval on the entitlements for the site resulting in the cancellation of the planned development.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company could be potentially exposed to market risk from changes in interest rates on debt. The Company's exposure to interest rate risk relates to its $5,000,000 and $3,000,000 revolving lines of credit. Borrowings under the agreements bear interest at the bank's reference rate or the bank's adjusted LIBOR rate plus .9%. There were no borrowings outstanding under either agreement during the third quarter of 2001. Consequently, a hypothetical 1% interest rate change would have no impact on the Company's financial position or results of operations.

    A change in market prices also exposes the Company to market risk related to its investments which totaled $18,591,000 as of September 29, 2001. A hypothetical 10% drop in the market value of these investments would result in a $1,859,000 unrealized loss and a corresponding decrease in the fair value of these instruments. This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits:

    None.

(b)
Reports on Form 8-K:

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDEN GROUP, INC. Registrant
Date November 8, 2001	By:	/s/ DAVID M. OLIVER David M. Oliver Chief Financial Officer (Authorized Signatory)

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
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In Thousands)
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES