Form 10-K
period 2001-12-29
ARDEN GROUP INC
filed 2002-03-22
CIK 225051

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 29, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Class A Common Stock
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on March 1, 2002 was:

Class A Common Stock $96,981,830

        The number of shares outstanding of the registrant's classes of common stock as of March 1, 2002 was:

1,982,985 of Class A Common Stock
1,364,584 of Class B Common Stock

PART I

Item 1. Business;

Item 2. Properties; and

Item 3. Legal Proceedings

General

        The Registrant, Arden Group, Inc. (the "Company"), is a holding company with certain real estate holdings which conducts other operations through its wholly-owned subsidiary, Arden-Mayfair, Inc. ("Arden-Mayfair"). Arden-Mayfair's wholly-owned subsidiary, Gelson's Markets ("Gelson's"), operates supermarkets in Southern California.

        Arden Group, Inc. is headquartered at 2020 South Central Avenue, Compton, California 90220 and its telephone number is (310) 638-2842.

Business and Properties

Market Operations

        Gelson's currently operates 18 supermarkets in the Southern California area; 16 under the name "Gelson's" and two under the name "Mayfair." Gelson's and Mayfair are self-service cash-and-carry markets which offer a broad selection of local and national brands as well as a limited number of private label items. The Gelson's supermarkets target the consumer who values superior customer service, merchandise presentation, selection and quality products.

Store Formats and Business Strategy

        Gelson's business strategy is to offer a comfortable shopping experience which is superior to its competitors in terms of customer service and merchandise selection and presentation. The goal of this strategy is to continue to develop and maintain Gelson's loyal base of customers. Central elements of this strategy are as follows:

        Merchandise    The merchandise offerings in the markets are tailored in response to Gelson's customer profile. Gelson's stores, which range in size from approximately 18,000 to 40,000 square feet, typically carry a wide range of items, including all of the traditional grocery categories such as dry groceries, produce, meat, seafood, bakery, dairy, wine and liquor, floral, sushi, vitamins, health and natural food products and health and beauty aids. Gelson's perishables are premium products, which are rigorously maintained and culled as appropriate to assure quality and freshness. Gelson's merchandising emphasizes specialty items such as imported foods and unusual delicatessen items, and items found in service departments such as seafood, sit-down coffee areas, bakeries and service deli. The two Mayfair stores are approximately 25,000 square feet in size and offer a merchandise selection equal in quality to a Gelson's but generally less broad.

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

        Expansion and Store Development    Management regularly evaluates the feasibility of opening new stores and remodels existing stores in order to maximize the existing stores' appeal to consumers and their profit potential. In January and September 2001, the Company opened new stores in Dana Point and Pasadena, California, respectively. Total 2001 capital expenditures, including new stores and remodels, were approximately $10,066,000.

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

        Certain competitors of the Company have recently commenced offering home delivery as an addition to their existing retail store operations. The Company continues to monitor and evaluate opportunities for home delivery, but has not made any commitments at this time.

Seasonality

        Gelson's business is somewhat seasonal, with sales tending to increase during the last quarter of the year because of the holiday season.

Support and Other Services

        Each store has an on-site stockroom, the size of which varies for each store. In addition, Gelson's operates an 89,000 square foot warehouse and an adjacent 4,000 square foot truck service facility in the City of Commerce, California. The central warehouse distributes fresh produce, liquor, wine, floral and certain grocery items to the stores. On a limited basis, the stores also receive meat, delicatessen, paper goods, health and beauty aids, hardware and supply items from the warehouse.

        The bulk of all merchandise purchasing takes place at Gelson's office in Encino, California. Approximately 40% of the purchases are distributed through the central warehouse; the remainder are delivered directly to the stores from manufacturers or wholesalers. The central purchasing and distribution operations are conducted based on electronic in-store ordering systems. Stores place orders for merchandise up to six days per week, with perishables ordered more frequently than other goods.

        The largest supplier for the stores is Unified Western Grocers, Inc. (formerly Certified Grocers), a cooperative wholesaler which has been a supplier for approximately twenty-seven years and which accounted for approximately 22% of Gelson's purchases in 2001. No other supplier accounts for a material percentage of Gelson's purchases. The Company believes that there would be a negative impact if the Company were to lose Unified Western Grocers, Inc. as a supplier for Gelson's, but that such impact would likely be mitigated by a combination of events, which could include: (i) purchasing certain items for direct store delivery, thereby freeing warehouse capacity to allow other items to be purchased through the warehouse and (ii) purchasing certain products through other wholesalers. However, such a loss could have a short-term adverse effect on the performance of Gelson's.

Employees

        Gelson's has approximately 1,161 full-time and 1,104 part-time store, warehouse and office employees. Most Gelson's employees are covered by collective bargaining agreements that require union membership and establish rates of pay, hours of work, working conditions and procedures for the orderly settlement of disputes. In general, these agreements have been negotiated on an area-wide and industry-wide basis. The Company believes that its employee relations are good.

        In addition, Arden-Mayfair has approximately 60 full-time employees at its executive and headquarters offices, some of whom are covered by a collective bargaining agreement.

Properties

        The Company currently owns two of its freestanding supermarket properties and a shopping center in which a Gelson's Market is located. The shopping center owned by the Company, located in Calabasas, California, consists of approximately 18,000 square feet of space leased to twelve tenants in addition to the approximately 40,000 square foot Gelson's Market. Fifteen supermarkets and the warehouse and distribution facilities which service the markets are leased. Generally, supermarkets are leased for terms of 20 years initially and may include options up to an additional 20 years under leases which generally stipulate a minimum rental against a percentage of gross sales. The average term remaining on the supermarket leases, including renewal options, is approximately 20 years. The 18 markets range in size from approximately 18,000 to 40,000 square feet. Gelson's warehouse, distribution and truck service facilities in the City of Commerce, California are leased and contain approximately 93,000 square feet. The term of the lease expires in September 2015 including renewal options.

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

        None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        (a)  The Company's Class A Common Stock ("Class A") is traded over-the-counter in the NASDAQ National Market System. During the past two years, the range of high and low sales prices (not including markups, markdowns or commissions) for each quarterly period was, according to NASDAQ, the following:

	2001				2000
	High		Low		High		Low
1st Quarter	43		36	3/4	38		28	7/8
2nd Quarter	55		40	5/32	42	3/8	27	7/8
3rd Quarter	58		38		48	3/4	31	7/8
4th Quarter	62	13/64	44		49		41	1/2

        There is no established public trading market for the Company's Class B Common Stock ("Class B"), which is subject to various restrictions on transfer. Class B is convertible, at the option of the holder, into Class A on a share-for-share basis.

        (b)  As of December 29, 2001, there were 1,191 holders of record of the Company's Class A, with aggregate holdings of 1,982,985 shares of Class A. This does not include 1,357,200 shares of the Company's Class A owned by AMG Holdings. As of the same date, there were 11 holders of record of the Company's Class B, with aggregate holdings of 1,364,584 shares of Class B.

        (c)  No dividends have been paid on either Class A or Class B during the past three years. Cash or property dividends on Class B are restricted to an amount equal to 90% of any dividend paid on Class A.

Item 6. Selected Financial Data of Arden Group, Inc.

	2001	2000	1999	1998	1997
	(In Thousands, Except Share and Per Share Data)
Operations For The Year:
Sales	$391,880	$359,994	$324,168	$296,487	$274,354
Gross profit	165,578	149,110	131,722	119,892	109,988
Operating income	20,112	19,838	16,830	16,010	12,861
Other income (expense), net	1,926	1,019	1,009	1,085	1,422
Income tax provision	8,731	8,498	6,122	7,014	5,586
Income from continuing operations, net of income taxes	13,307	12,359	11,717	10,081	8,697
Loss from discontinued operations, net of income taxes					(2,738)

Net income	$13,307	$12,359	$11,717	$10,081	$5,959

Depreciation and amortization on continuing operations	$7,872	$6,719	$5,824	$5,618	$5,111
Financial Position At Year End:
Total assets	$121,526	$118,160	$111,279	$93,126	$88,126
Working capital	27,868	27,424	24,677	25,747	13,898
Long-term debt	3,134	6,735	8,322	6,369	7,663
Stockholders' equity	85,139	77,267	69,276	58,358	48,260
Capital expenditures	10,066	9,882	19,630	4,244	7,896
Basic Per Share Data:
Income from continuing operations	$3.93	$3.52	$3.27	$2.81	$2.10
Loss from discontinued operations					(.66)

Net income	$3.93	$3.52	$3.27	$2.81	$1.44

Diluted Per Share Data:
Income from continuing operations	$3.92	$3.52	$3.27	$2.81	$2.10
Loss from discontinued operations					(.66)

Net income	$3.92	$3.52	$3.27	$2.81	$1.44

Basic weighted average shares outstanding	3,389,234	3,513,028	3,585,472	3,585,472	4,131,060
Diluted weighted average shares outstanding	3,398,671	3,515,117	3,585,472	3,585,472	4,131,060

All years are 52 weeks except for 1997 which is 53 weeks. 1997 share and per share data have been restated to reflect the four-for-one stock split in July 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Certain statements contained in Management's Discussion and Analysis, in other parts of this report and in other Company filings are forward-looking statements. These statements discuss, among other things, future sales growth, operating results and financial condition. Forward-looking statements reflect the Company's current plans and expectations regarding important risk factors and are based on information currently available to us.

        The Company cautions readers that any forward-looking statements contained in this report or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, could affect the Company's financial results and could cause the Company's financial performance to differ materially from the expectations expressed in any forward-looking statement made by or on behalf of the Company:

  •
  the strength of the U.S. economy, in particular, the economic conditions in Southern California;

  •
  the effects of and changes in fiscal policies and laws, as well as, changes in accounting policies and practices;

  •
  inflation;

  •
  the impact of fluctuations in the Company's stock price on compensation expense;

  •
  the ability of our suppliers to continue in operation and provide product in a timely manner;

  •
  the ability of Unified Western Grocers, Inc. to improve its operating results and shareholders' equity;

  •
  consolidations in the supermarket industry and competition from other supermarkets and retailers with a food presentation;

  •
  the ability to renew current leases at favorable rates;

  •
  the success of the Company's local advertising and pricing campaign in Pasadena, the timing and occupancy of the apartments in the multi-use center where our Pasadena store is located, the nature and success of the other tenants' businesses in the center and successfully addressing various parking issues and improving traffic flow at the center;

  •
  the ability of the Company to maintain favorable workers' compensation safety records and claims experience and any changes to the insurance industry's rating process and premium schedules;

  •
  the future rate of return received by the union pension plans on its investments, the timing and term of a pension contribution reinstatement and the amount of the contribution;

  •
  the adequacy of self-insurance reserves for unpaid and incurred but not reported claims;

  •
  the adequacy of our insurance coverage;

  •
  the inherent liability risks in the marketplace associated with our products, employees and facilities and our ability to adequately defend ourselves, if necessary.

Results of Operations

2001 Compared to 2000

        Income before income taxes in 2001 increased 5.7% to $22,038,000 compared to $20,857,000 during 2000. Operating income increased 1.4% to $20,112,000 in 2001 compared to $19,838,000 in 2000.

        Sales from the Company's 18 supermarkets (all of which are located in Southern California) were $391,880,000 in 2001. This represents an increase of 8.9% over 2000, when sales were $359,994,000. The majority of the sales increase is attributable to the opening of new stores in Irvine, Dana Point and Pasadena, California in September 2000, January 2001 and September 2001, respectively. Same store sales increased 2.3% in 2001 compared to the prior year. The increase in same store sales reflects to some extent the positive impact of store remodel activity and pricing.

        In September 2001, the Company opened a Gelson's Market in a multi-use center in Pasadena, California which is currently performing below management's expectations. Management expects sales to improve as consumers respond to a local advertising and pricing campaign, the apartments located above the store are occupied, existing retail tenants become more established and enhancements to parking and traffic flow are implemented. However, the occurrence of these events does not guarantee that sales at the Pasadena store will increase to originally anticipated levels.

        The Company's gross profit as a percent of sales was at 42.3% in 2001 compared to 41.4% in 2000. Added controls over product costs, product pricing decisions and increased buying and promotional allowances contributed to the increase in margins.

        Delivery, selling, general and administrative ("DSG&A") expense as a percent of sales was 37.1% in 2001 compared to 35.9% in 2000. The Company recognized compensation expense related to its phantom stock options and stock appreciation rights of approximately $816,000 and $1,223,000 during the fourth quarter and year ended December 29, 2001, respectively, due to an increase in the Company's stock price in 2001. Earnings per share decreased $.14 and $.21 per share during the fourth quarter and year ended December 29, 2001, respectively, as a result of these charges to compensation expense compared to $.03 per share during the fourth quarter and year ended December 30, 2000. Salaries and promotions expense in 2001 increased due to the opening of new stores, as described above. In addition, a substantial increase in workers' compensation premiums also contributed to the rise in DSG&A expense in spite of the Company's favorable claims experience. The Company is continually looking for opportunities to reduce costs.

        California recently passed legislation aimed at reforming the workers' compensation insurance industry in the state. At this point in time, we are unable to predict how this legislation will impact the insurance industry's rating process, and ultimately, the effect on premiums. The Company believes that premiums could increase substantially beginning with our next policy renewal period commencing on October 1, 2002. While the Company continues to devote substantial time and commitment to maintaining favorable safety records and claims experience, this does not preclude the Company from potentially experiencing a considerable increase in insurance costs. A substantial increase in workers' compensation premiums could have a negative impact on the Company's consolidated financial position, results of operations and cash flows.

        Assuming the stock price of the Company's Class A Common Stock remains at the year end price of approximately $60, the Company anticipates 2002 compensation expense of approximately $200,000 on an after tax basis related to the incremental vesting of phantom stock options and stock appreciation rights. Compensation expense will be adjusted by approximately $37,000 after tax for each dollar increase or decrease in the Company's stock price. The exercise of such options or rights could cause these estimates to vary.

        The Company contributes to several multi-employer union pension plans. Contributions to the union pension plan, covering the majority of the Company's employees, have been suspended since 1999. The pension plan trustees have reserved the right to reinstate the pension contribution with minimal notice. If reinstated, we anticipate that the additional pension expense could have a significant impact on the Company's financial position, results of operations and cash flows.

        The Company is primarily self-insured for losses related to general and auto liability claims. The Company carries insurance that covers individual claims in excess of $250,000. Accruals are based on claims filed and an estimate of claims incurred but not reported. The Company's liability reserve for unpaid and incurred but not reported claims at December 29, 2001 was approximately $1,199,000. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims.

        The Company also carries workers' compensation, property, business interruption, fiduciary, directors and officers, crime, earthquake and special event liability insurance. Management believes that current insurance coverage is adequate to meet the requirements of the Company.

        The Company procures approximately 22 percent of its product through Unified Western Grocers, Inc. ("Unified"), a grocery cooperative. As a member-patron, the Company is required to provide Unified with certain minimum deposits in order to purchase product from the cooperative. As of December 29, 2001, the Company had approximately $1,606,000 on deposit with Unified. The minimum deposit requirement is satisfied through a combination of cash and ownership of equity shares in Unified. Unified has recognized reductions in earned surplus in each of its fiscal years ending September 29, 2001 and September 30, 2000. Unified's Board of Directors has adopted an equity enhancement plan for its 2002 fiscal year. Under the equity enhancement plan, member-patrons will receive interest bearing subordinated patronage dividend certificates in lieu of amounts previously paid in cash. The Company has historically received less than $200,000 annually in patronage dividends in the form of cash and Class B shares. In the event Unified continues to incur reductions in earned surplus, the Company may face impairment issues relating to the deposits provided to Unified.

        Interest and dividend income was $2,166,000 in 2001 compared to $2,265,000 for 2000 primarily due to lower interest rates and lower average levels of interest bearing investments in 2001.

        Interest expense decreased to $596,000 in 2001 from $782,000 in 2000 primarily due to lower levels of fixture financing debt throughout the year and the prepayment of the balance in October 2001.

        Other income (expense) includes gains (losses) realized on investments of $383,000 and ($434,000) in 2001 and 2000, respectively.

        Investments are accounted for under the provisions of Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale investments and any unrealized holding gains and losses are included as a separate component of stockholders' equity. Unrealized losses on investments were $652,000 (net of income tax benefits of $449,000) in 2001 compared to unrealized gains of $445,000 (net of income tax expense of $306,000) in 2000.

        During 2001, the Company repurchased and retired 109,927 shares of Class A Common Stock for an aggregate purchase price of approximately $4,783,000. All shares were repurchased in private transactions with sellers not affiliated with the Company. In addition, 4,400 shares of Class B Common Stock were exchanged for Class A Common Stock shares during 2001.

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

        DSG&A expense as a percent of sales was 35.9% in 2000 compared to 35.4% in 1999. An increase in salaries and promotions expense contributed to the rise in DSG&A expense in 2000. In addition, the opening of two new stores and a major remodel in late 1999 resulted in a slight increase in DSG&A expense as a percent of sales in early 2000. Expense was also higher in 2000 due to the opening of the Irvine store in late September 2000. Included in 1999 DSG&A is approximately $496,000 of expense related to making the Company's systems and equipment Year 2000 compliant.

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

        Investments are accounted for under the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale investments and any unrealized holding gains and losses are included as a separate component of stockholders' equity. Unrealized gains on investments were $445,000 (net of income tax expense of $306,000) in 2000 compared to an unrealized loss of $839,000 (net of income tax benefits of $572,000) in 1999.

        During 1999, the California Franchise Tax Board withdrew tax assessments which it had previously rendered against the Company. As a result, in 1999 the Company recognized a reduction in its tax reserve and an increase in net income of approximately $1,286,000. For an analysis of the Company's provision for income taxes, see Note 11 of Notes to Consolidated Financial Statements.

        During 2000, the Company repurchased and retired 127,976 shares of Class A Common Stock for an aggregate purchase price of approximately $4,853,000. All shares were repurchased in private transactions with sellers not affiliated with the Company.

Liquidity and Capital Resources

        The Company has an ongoing program to remodel existing supermarkets and to add new stores. In January and September 2001, the Company opened new stores in Dana Point and Pasadena, California, respectively. In addition, a new store was opened in Irvine, California in September 2000. Total 2001 capital expenditures, including new stores and remodels, was $10,066,000. As of December 29, 2001, authorized expenditures on incomplete projects for the purchase of property, plant and equipment totaled approximately $1,206,000. Of this total, approximately $743,000 has been contractually committed.

        The Company and its subsidiaries are subject to a myriad of environmental laws, regulations and lease covenants with its landlords regarding air, water and land use, products for sale, and the use, storage and disposal of hazardous materials. The Company believes it substantially complies, and has in the past substantially complied, with federal, state and local environmental laws and regulations and private covenants. The Company cannot, at this time, estimate the expense it ultimately may incur in connection with any current or future violations, however, it believes any such claims will not have a material adverse impact on either the Company's consolidated financial position, results of operations or cash flows.

        The Company has a credit facility with a bank establishing a revolving line of credit in the amount of $5,000,000 with a standby letter of credit sub-facility in the amount of $5,000,000. During 1995, 1997 and 1999, the Company borrowed a total of $10,000,000 against a non-revolving line of credit for term loans to finance capital expenditures. During October 2001, the Company prepaid the outstanding term loans. In addition, the Company has a revolving line of credit with another bank in the amount of $3,000,000. There were no outstanding balances against either of the revolving lines as of December 29, 2001. The Company's current cash position including investments, the lines of credit and net cash provided by operating activities (approximately $19,582,000 for 2001) are the primary sources of funds available to meet the Company's current liquidity requirements. See Note 7 of Notes to Consolidated Financial Statements for a description of the Company's credit lines.

        The Company's total liabilities to equity ratio decreased to .43 at December 29, 2001 from .53 at December 30, 2000. The Company's current ratio was 1.90 at December 29, 2001 compared to 1.88 at December 30, 2000. The Company's current assets at the end of 2001 were approximately $120,000 more than at the end of 2000.

        The Company's cash position, including investments, at the end of 2001 was $33,954,000 compared to $34,722,000 at the end of 2000. Cash not required for the immediate needs of the Company has been temporarily invested in commercial paper, marketable securities and a limited partnership that invests primarily in publicly traded, high yield bonds. All temporary investments are highly liquid except for the limited partnership investment of approximately $2,500,000 which allows for withdrawals on a quarterly basis. See Notes 1 and 2 of Notes to Consolidated Financial Statements. The Company is continually investigating opportunities for the use of these funds including the expansion and remodeling of its supermarket operations.

Recent Accounting Standards

        In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." These statements will change the accounting for business combinations and goodwill in two significant ways. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. This standard will be effective for the Company's 2002 fiscal year. These standards are not expected to have an impact on the Company's consolidated financial statements.

        In October 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 establishes one accounting model, based on the framework established in SFAS 121, for the recognition, measurement and reporting of impairment of long-lived assets to be held and used and of long-lived assets to be disposed of by sale. Adoption of SFAS 144 is required for the Company's 2002 fiscal year although early application is permitted. The Company does not anticipate that this standard will have a significant impact on the Company's consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        The Company could be exposed to market risk from changes in interest rates on debt. The Company's exposure to interest rate risk relates to its $5,000,000 and $3,000,000 revolving lines of credit. Borrowings under the agreements bear interest as discussed in Note 7 of Notes to Consolidated Financial Statements. There were no borrowings outstanding under either agreement as of December 29, 2001. Consequently, a hypothetical 1% interest rate change would have no impact on the Company's results of operations.

        A change in market prices also exposes the Company to market risk related to its investments which totaled $18,851,000 as of December 29, 2001. A hypothetical 10% drop in the market value of these investments would result in a $1,885,000 unrealized pretax loss and a corresponding loss of a like amount in the fair value of these instruments. This hypothetical drop would not affect cash flow and would not have an impact on earnings until the investments were disposed of or the decline is deemed permanent. In order to minimize the risk associated with market value fluctuations, the Company actively manages its exposure through the regular review of its investment portfolio. The review takes into consideration, among other things, the risk level of the individual investments, the amount invested in each and current economic conditions.

Item 8. Financial Statements and Supplementary Data

        See Index to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Change of accountants was previously reported.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Identification of Directors

        Below is set forth certain information about each of the directors of the Company as of March 1, 2002. Certain of this information has been supplied by the persons shown.

Name	Age	Principal Occupation(1) and Other Directorships	Director Since(2)	Term Expires
Bernard Briskin	77	Chairman of the Board of Directors, President and Chief Executive Officer of the Company and Arden-Mayfair, Inc. a subsidiary of the Company, and Chairman of the Board and Chief Executive Officer of AMG Holdings, Inc. and Gelson's Markets, both subsidiaries of Arden-Mayfair, Inc.	1970	2004
John G. Danhakl	45	Partner, Leonard Green & Partners since March 1995. Managing Director of Donaldson Lufkin Jenrette Securities Corporation from March 1990 to February 1995. Director of Big 5 Sporting Goods, Inc., Communications and Power Industries Holding Corporation, Inc., Communications and Power Industries, Inc., Twin Laboratories Corporation, Hechinger/BSQ, Diamond Auto Glass Works, Liberty Group Publishing, Leslie's Poolmart, Inc., Veterinary Centers of America, Inc., Asian Media, MEMC Electronic Materials, Inc., VCA Antech, Inc. and Petco Animal Supplies, Inc.	1995	2004
Robert A. Davidow	59	Director of WHX Corporation; private investor.	1993	2002
Kenneth A. Goldman	59	Attorney and Director with Crosby, Heafey, Roach & May, Professional Corporation since September 2000. For more than five years prior thereto, Attorney and Principal of Sanders, Barnet, Goldman, Simons & Mosk, A Professional Corporation.	2001	2004
Daniel Lembark	77	Financial Consultant.	1978	2003
Ben Winters	81	Business Consultant.	1978	2003

(1)
Unless otherwise indicated, principal occupation or occupations shown have been such for a period of at least five years in the aggregate.

(2)
Date shown for term of service indicates commencement of service as a director of the Company or Arden-Mayfair.

Identification of Executive Officers

        Below is set forth certain information about each of the executive officers of the Company as of March 1, 2002:

Name	Age	Position(s)
Bernard Briskin	77	Chairman of the Board of Directors, President and Chief Executive Officer of the Company and Arden-Mayfair, Inc., and Chairman of the Board and Chief Executive Officer of AMG Holdings, Inc. and Gelson's Markets.
David M. Oliver	44	Chief Financial Officer of the Company and Arden-Mayfair, Inc., Chief Financial Officer and Secretary of AMG Holdings, Inc. and Gelson's Markets.

        Mr. Briskin served as Chairman of the Executive Committee of the Board of Directors of Arden-Mayfair until August 1978, when he was elected President and Chief Executive Officer of Arden-Mayfair. In November 1978, Mr. Briskin was elected President and Chief Executive Officer of the Company, and in June 1994 he was elected Chairman of the Board of the Company. Mr. Briskin serves as Chairman of the Board, President and Chief Executive Officer of the Company and Arden-Mayfair, and Chairman of the Board and Chief Executive Officer of AMG Holdings and Gelson's, pursuant to an employment agreement which expires on January 1, 2004, although the term will be automatically extended for successive one year periods unless certain termination notices are given by either Mr. Briskin or the employers. See "Item 11. Executive Compensation".

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

Item 11.    Executive Compensation

General

        The following table sets forth the total annual and long-term compensation paid or accrued by the Company and its subsidiaries in connection with all businesses of the Company and its subsidiaries to or for the account of the Chief Executive Officer of the Company and each other executive officer of the Company whose total annual salary and bonus for the fiscal year ended December 29, 2001 exceeded $100,000 in the aggregate.

Long Term Compensation
	Annual Compensation			Securities Underlying Options/SARs (#)(2)
Name and Principal Position					All Other Compensation ($)(3)(4)
	Year	Salary ($)	Bonus ($)
Bernard Briskin, Chief Executive Officer	2001 2000 1999	542,442 524,352 511,563	778,598 735,731 626,299		13,600 69,200 12,800
David M. Oliver(1), Chief Financial Officer	2001 2000 1999	160,000 150,654 11,070	25,000 25,000	2,500	13,600

(1)
David M. Oliver, Chief Financial Officer, joined the Company in November 1999 at an annual salary of $150,000.

(2)
The Company did not grant to Mr. Briskin or Mr. Oliver any restricted stock or stock options and made no payout to them on any long-term incentive plan in fiscal years 2001, 2000 or 1999. The Company granted units of stock appreciation rights ("SARs") covering 2,500 shares of Class A Common Stock under the Phantom Stock Option Plan to Mr. Oliver in 2000. No other SARs were granted to Mr. Briskin or Mr. Oliver in 2001, 2000 or 1999.

(3)
Includes the Company's contributions to the Arden Group, Inc. 401(k) Retirement Savings Plan and the Arden Group, Inc. Stock Bonus Plan. In 2001, Mr. Briskin and Mr. Oliver were each allocated $13,600 to their 401(k) accounts and $0 to their Stock Bonus Plan accounts.

(4)
Perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the compensation received by Mr. Briskin in 2001 and 1999 or by Mr. Oliver in any of the years for which compensation information is reported. In accordance with his employment agreement, Mr. Briskin received approximately $55,600 in medical reimbursements in 2000, some of which were incurred in 1999.

Stock Appreciation Rights

        No SARs were granted to or exercised by the executive officers listed above during the 2001 fiscal year. The following table provides information on the exercise of SARs by the named executive officers in fiscal 2001 and the number of each officers' SARs that were unexercised at December 29, 2001:

Aggregated SAR Exercises in Last Fiscal Year and Fiscal
Year-End Unexercised SARs

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised SARs at Fiscal Year-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money SARs at Fiscal Year-End ($) Exercisable/Unexercisable
David M. Oliver	0	0	625/1,875	20,000/59,000

Employment Agreement

        The compensation of Mr. Briskin, the Chief Executive Officer of the Company, is established under an Employment Agreement, as amended ("the Employment Agreement") which expires on

January 1, 2004. Pursuant to the terms of the Employment Agreement, Mr. Briskin's base salary increases on January 1 of each year based upon increases in the Consumer Price Index subject to a maximum annual increase of 4%. His annual bonus is equal to 2 1/2% of the Company's first $2,000,000 of Pre-Tax Profits (as defined in the Employment Agreement) plus 3 1/2% of Pre-Tax Profits in excess of $2,000,000. The Employment Agreement provides for an annual medical expense reimbursement up to $200,000 for Mr. Briskin and his immediate family, as well as annual retirement compensation equal to twenty-five percent of Mr. Briskin's average base salary and bonus earned in the last three fiscal years prior to his retirement and continuation of health insurance benefits and automobile allowance. In addition, if he becomes permanently disabled, dies or his employment is terminated prior to January 1, 2004, the cumulative unpaid portion of two notes from Mr. Briskin to the Company, in the outstanding amount of $135,000 as of March 1, 2002, will be forgiven. The maturity date of the two notes is December 31, 2003 with equal annual principal payments of $40,000 with the balance due at maturity plus interest at 6% per annum. On December 5, 2001, the Company's Board of Directors voted to extend the due date of the December 31, 2001 principal payments to December 31, 2002.

Remuneration of Directors

        Non-employee directors are compensated for their services as directors at an annual rate of $22,800, plus $1,000 for each Board meeting attended and $1,000 for attendance at each committee meeting. Non-employee directors who serve as committee chairmen are entitled to an additional $4,200 per year. In 2001, Mr. Goldman was elected a director and was granted SARs for units covering 10,000 shares of the Company's Class A Common Stock with a base price of $48 per share, the market value of the Class A Common Stock on the date of grant. See Note 9 of Notes to Consolidated Financial Statements. Mr. Briskin is an employee of the Company and does not receive the compensation otherwise payable to directors.

Compensation Committee Interlocks and Insider Participation

        The Board of Directors has a Compensation Committee. In 2001, the Compensation Committee was comprised of the following directors, none of whom are or have been officers of the Company:

                John G. Danhakl, Chairman
                Robert A. Davidow
                Kenneth A. Goldman
                Daniel Lembark

Item 12.    Security Ownership of Certain Beneficial Owners and Management

  (a)
  Security Ownership of Certain Beneficial Owners

          The following table sets forth information as of March 1, 2002 relating to the stockholdings of persons known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent of Class	Percent of Total Vote
City National Bank, as Trustee of the Company's Stock Bonus Plan and Trust 1950 Avenue of the Stars, 2nd Floor Los Angeles, CA 90067	Class A Common Stock	224,338		11.3%	1.4%
Bernard Briskin Arden Group, Inc. 9595 Wilshire Blvd., Suite 411 Beverly Hills, CA 90212	Class A Common Stock	611,109	(2)(3)	30.8%	3.9%
Bernard Briskin	Class B Common Stock	1,362,496	(3)	99.9%	87.2%

(1)
Unless otherwise indicated to the contrary, all beneficial owners have sole investment and voting power. For purposes of this table, 1,357,200 treasury shares of Company Class A Common Stock are not deemed to be outstanding.

(2)
This amount includes the following shares: (i) 186,096 shares held in trust (of which Mr. Briskin is a trustee) for the benefit of Mr. Briskin and his children and (ii) 98,012 shares held in an Individual Retirement Account and 4,000 shares held in a Defined Benefit Pension Plan for Mr. Briskin's wife. Mr. Briskin disclaims any beneficial ownership of the shares set forth in clause (ii) hereof. Mr. Briskin shares voting and investment power with respect to the shares referred to in clause (i), and he has no voting or investment power with respect to the shares referred to in clause (ii). Nothing herein should be construed as an admission that Mr. Briskin is in fact the beneficial owner of any of these shares.

(3)
This amount excludes 23,500 shares of Class A Common Stock and 4 shares of Class B Common Stock held by The Judy and Bernard Briskin Foundation of which Mr. Briskin serves as a co-trustee. Mr. Briskin disclaims any beneficial ownership with respect to these shares.

          If Mr. Briskin converted all of his Class B Common Stock to Class A Common Stock (convertible on a share-for-share basis), his and his spouse's beneficial ownership of Class A Common Stock would be increased to 1,973,605 shares or 59.0% of the total shares outstanding as of March 1, 2002.

  (b)
  Security Ownership of Management

          The following table shows, as of March 1, 2002, the beneficial ownership of the Company's equity securities by each director, executive officer and by all directors and executive officers as a group:

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)		Percent of Total Vote
Bernard Briskin	Class A Common Stock Class B Common Stock	611,109 1,362,496	(2) (2)	30.8 99.9	% %	3.9 87.2	% %
John G. Danhakl	Class A Common Stock	0
Robert A. Davidow	Class A Common Stock	0
Kenneth A. Goldman	Class A Common Stock	18,680	(3)	(4)		(4)
Daniel Lembark	Class A Common Stock	0
David M. Oliver	Class A Common Stock	0
Ben Winters	Class A Common Stock	500		(4)		(4)
All directors and executive officers as a group (7 persons)	Class A Common Stock Class B Common Stock	630,289 1,362,496	(2) (2)	31.8 99.9	% %	4.0 87.2	% %

(1)
Unless otherwise indicated to the contrary, all beneficial owners have sole investment and voting power. The number of outstanding shares of Company Class A Common Stock, on which the percentages shown in this table are based, does not include 1,357,200 treasury shares of Company Class A Common Stock.

(2)
See notes (2) and (3) to the table under "Security Ownership of Certain Beneficial Owners" set forth above.

(3)
Held in trust by Mr. Goldman, as trustee, for grandchildren of Mr. and Mrs. Briskin.

(4)
Does not exceed 1%.

Item 13.    Certain Relationships and Related Transactions

        In connection with the purchase by Mr. Briskin of shares of the Company's Class A Common Stock in 1979 and 1980, the Company loaned Mr. Briskin $212,500 and $303,750, respectively. Effective January 1, 1997 the terms of the notes were modified to extend the maturity date from December 31, 2000 to December 31, 2003 and to reduce the annual principal payments from $73,750 to $40,000 with the balance due at maturity plus interest at 6% per annum. The highest cumulative outstanding balance of the two loans was $135,000 during 2001 and was $135,000 as of March 1, 2002. On December 5, 2001, the Company's Board of Directors voted to extend the due date of the December 31, 2001 principal payments to December 31, 2002.

        Mr. Goldman, a director of the Company, is also a director of a law firm which performs legal services for the Company.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  Exhibits and Financial Statements and Schedules

  (1)
  Financial Statements
  See Index to Consolidated Financial Statements

  (2)
  Financial Statement Schedules—None

  (3)
  Exhibits
  See Index to Exhibits
  (b)
  Reports on Form 8-K
  On December 12, 2001, the Company filed a current report on Form 8-K under "Item 4. Changes in Registrant's Certifying Accountant."

  (c)
  Exhibits
  See Index to Exhibits

  (d)
  Other Financial Schedules—None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARDEN GROUP, INC.
03/21/02	By:	/s/ BERNARD BRISKIN Bernard Briskin, Chairman of the Board, President and Chief Executive Officer
03/21/02	By:	/s/ DAVID M. OLIVER David M. Oliver, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. The undersigned have also relied upon the reports of the registrant's independent accountants at pages 40 and 41.

Name	Title	Date

/s/ BERNARD BRISKIN Bernard Briskin	Director and Chairman of the Board	03/21/02
/s/ JOHN G. DANHAKL John G. Danhakl	Director	03/21/02
/s/ ROBERT A. DAVIDOW Robert A. Davidow	Director	03/21/02
/s/ KENNETH A. GOLDMAN Kenneth A. Goldman	Director	03/21/02
/s/ DANIEL LEMBARK Daniel Lembark	Director	03/21/02
/s/ BEN WINTERS Ben Winters	Director	03/21/02

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        The financial statements include the Registrant's subsidiary (Arden-Mayfair, Inc.) and the subsidiaries of Arden-Mayfair, Inc.

        Schedules are omitted because of the absence of the conditions under which they are required.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 29, 2001	December 30, 2000
	(In Thousands, Except Share and Per Share Data)
Assets
Current assets:
Cash and cash equivalents	$15,103	$19,690
Investments	18,851	15,032
Accounts and notes receivable, net	6,519	7,512
Inventories	14,748	13,414
Other current assets	3,544	2,997

Total current assets	58,765	58,645
Property held for resale or sublease	728	795
Property, plant and equipment, net	56,618	54,484
Deferred income taxes	775
Other assets	4,640	4,236

Total assets	$121,526	$118,160

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$16,794	$15,455
Other current liabilities	13,814	14,059
Current portion of long-term debt	289	1,707

Total current liabilities	30,897	31,221
Long-term debt	3,134	6,735
Deferred income taxes		863
Other liabilities	2,356	2,074

Total liabilities	36,387	40,893

Commitments and contingent liabilities (Note 14)
Stockholders' equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 3,340,185 and 3,445,712 shares issued and outstanding for 2001 and 2000, respectively, including 1,357,200 treasury shares	835	862
Common Stock, Class B, $.25 par value; authorized 1,500,000 shares; 1,364,584 and 1,368,984 shares issued and outstanding for 2001 and 2000, respectively	341	342
Capital surplus	3,680	3,766
Notes receivable from officer/director	(135)	(135)
Unrealized loss on investments	(653)	(1)
Retained earnings	84,824	76,186

	88,892	81,020
Treasury stock, 1,357,200 shares at cost	(3,753)	(3,753)

Total stockholders' equity	85,139	77,267

Total liabilities and stockholders' equity	$121,526	$118,160

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	2001	2000	1999
	(In Thousands, Except Share and Per Share Data)
Sales	$391,880	$359,994	$324,168
Cost of sales	226,302	210,884	192,446

Gross profit	165,578	149,110	131,722
Delivery, selling, general and administrative expenses	145,466	129,272	114,892

Operating income	20,112	19,838	16,830
Interest and dividend income	2,166	2,265	1,807
Other income (expense), net	356	(464)	(104)
Interest expense	(596)	(782)	(694)

Income before income taxes	22,038	20,857	17,839
Income tax provision	8,731	8,498	6,122

Net income	$13,307	$12,359	$11,717

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from investments:
Unrealized holding gains (losses) arising during the period	(680)	184	(951)
Reclassification adjustment for realized losses included in net income	28	261	112

Net unrealized gain (loss), net of income tax expense (benefit) of ($449) for 2001, $306 for 2000 and ($572) for 1999	(652)	445	(839)

Comprehensive income	$12,655	$12,804	$10,878

Net income per common share:
Basic	$3.93	$3.52	$3.27
Diluted	$3.92	$3.52	$3.27

Weighted average common shares outstanding:
Basic	3,389,234	3,513,028	3,585,472
Diluted	3,398,671	3,515,117	3,585,472

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	2001	2000	1999
	(In Thousands, Except Share Data)
Common Stock, Class A:
Balance, beginning of year	$862	$894	$894
Purchase and retirement of stock (109,927 and 127,976 shares, respectively)	(28)	(32)
Exchange of stock (4,400 shares)	1

Balance, end of year	835	862	894

Common Stock, Class B:
Balance, beginning of year	342	342	342
Exchange of stock (4,400 shares)	(1)

Balance, end of year	341	342	342

Capital surplus:
Balance, beginning of year	3,766	3,866	3,866
Purchase and retirement of common stock	(86)	(100)

Balance, end of year	3,680	3,766	3,866

Notes receivable from officer/director:
Balance, beginning of year	(135)	(175)	(215)
Principal received		40	40

Balance, end of year	(135)	(135)	(175)

Unrealized gain (loss) on investments:
Balance, beginning of year	(1)	(446)	393
Net unrealized gain (loss)	(652)	445	(839)

Balance, end of year	(653)	(1)	(446)

Retained earnings:
Balance, beginning of year	76,186	68,548	56,831
Net income	13,307	12,359	11,717
Purchase and retirement of common stock	(4,669)	(4,721)

Balance, end of year	84,824	76,186	68,548

Stockholders' equity before treasury stock	88,892	81,020	73,029
Treasury stock, at cost	(3,753)	(3,753)	(3,753)

Total stockholders' equity	$85,139	$77,267	$69,276

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2001	2000	1999
	(In Thousands)
Cash flows from operating activities:
Cash received from customers	$392,698	$358,007	$324,276
Cash paid to suppliers and employees	(364,624)	(334,693)	(296,662)
Interest and dividends received	1,935	2,029	1,639
Interest paid	(627)	(761)	(716)
Income taxes paid	(9,800)	(9,201)	(7,859)

Net cash provided by operating activities	19,582	15,381	20,678

Cash flows from investing activities:
Capital expenditures	(10,066)	(9,882)	(19,630)
Purchases of investments	(4,637)	(2,614)	(2,528)
Sales of investments	282	5,797	2,658
Proceeds from the sale of property, plant and equipment	54	121	7
Other		(348)

Net cash used in investing activities	(14,367)	(6,926)	(19,493)

Cash flows from financing activities:
Purchase and retirement of Company stock	(4,783)	(4,853)
Principal payments on long-term debt	(4,762)	(1,880)	(1,208)
Principal payments under capital lease obligations	(257)	(229)	(257)
Loan payments received from officer/director		40	40
Proceeds from equipment financing			4,750

Net cash provided by (used in) financing activities	(9,802)	(6,922)	3,325

Net increase (decrease) in cash and cash equivalents	(4,587)	1,533	4,510
Cash and cash equivalents at beginning of year	19,690	18,157	13,647

Cash and cash equivalents at end of year	$15,103	$19,690	$18,157

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net income	$13,307	$12,359	$11,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,872	6,719	5,824
Provision for losses on accounts and notes receivable	58	142	191
Net loss (gain) from the disposal of property, plant and equipment	44	(19)	149
Realized loss (gain) on investments, net	(383)	434	74
Changes in assets and liabilities net of effects from noncash investing and financing activities:
(Increase) decrease in assets:
Investments	(182)	(2)
Accounts and notes receivable	966	(2,242)	(67)
Inventories	(1,334)	(1,212)	(1,406)
Other current assets	(547)	(903)	(229)
Other assets	(404)	(602)	(551)
Increase (decrease) in liabilities:
Accounts payable and other accrued expenses	1,092	659	4,665
Deferred income taxes	(1,189)	(568)	140
Other liabilities	282	616	171

Net cash provided by operating activities	$19,582	$15,381	$20,678

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Accounting Policies

        The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements.

  Basis of Presentation and Business Description

        The consolidated financial statements of Arden Group, Inc. (the "Company") include the accounts of the Company and its direct and indirect subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. The Company operates 18 supermarkets in Southern California.

  Fiscal Year

        The Company operates on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the consolidated financial statements included herein ended on December 29, 2001, December 30, 2000 and January 1, 2000. Each of the three years presented consists of 52 weeks.

  Cash and Cash Equivalents

        The Consolidated Statements of Cash Flows classify changes in cash and cash equivalents (short-term, highly liquid investments readily convertible into cash with an original maturity at date of purchase of three months or less) according to operating, investing or financing activities. At times, cash balances held at financial institutions are in excess of federally insured limits. The Company places its temporary cash investments with high credit, quality financial institutions and limits the amount of credit exposure to any one financial institution. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

  Investments

        The Company invests in marketable securities including mutual funds and debt and equity securities. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. All marketable securities are defined as available-for-sale investments under the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities."

        Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale. Investments are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The cost of investments sold is determined based on the specific identification method.

        In January 2001, the Company invested $2,500,000 in a limited partnership that invests primarily in publicly traded, high yield bonds. The holding represents less than a 3% interest and the Company does not have the ability to exercise significant influence over the operating and financial policies of the partnership. Consequently, the investment is accounted for under the cost method. The partnership allows withdrawals on a quarterly basis.

  Accounts and Notes Receivable

        The Company monitors vendor receivables and extensions of credit on an ongoing basis and has not experienced significant losses related to its receivables. At December 29, 2001, the Company did not have significant credit risk concentrations. No single group or customer represents greater than 2% of total accounts and notes receivable. Issuance costs related to Gelson's charge cards are not significant and are expensed as incurred.

  Inventories

        Supermarket nonperishable inventories are stated at the lower of cost or market, with cost determined using the last-in, first-out ("LIFO") method. Perishable inventories are valued at the lower of cost on a first-in, first-out ("FIFO") method or market.

  Property Held for Resale or Sublease

        It is the Company's policy to hold for sale or sublease property considered by management as excess and no longer necessary for the operations of the Company. The aggregate carrying values of such owned property and property under capital leases are periodically reviewed for impairment and adjusted, when appropriate.

  Property, Plant and Equipment

        Property, plant and equipment is recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of individual assets or classes of assets as follows:

Buildings and improvements	5 to 15 years
Store fixtures and office equipment	3 to 8 years
Transportation equipment	2 to 5 years
Machinery and equipment	3 to 10 years

        Improvements to leased properties are amortized over their estimated useful lives or lease period, whichever is shorter. Leasehold interests are amortized over the life of the lease.

        Leased property meeting certain capital lease criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the shorter of the estimated useful life or the term of the lease.

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

  Advertising and Sales Promotion Costs

        Advertising and sales promotion costs are expensed as incurred and totaled $3,187,000, $2,630,000 and $1,732,000 in 2001, 2000 and 1999, respectively.

  Income Taxes

        Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

  Net Income Per Share

        Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by adjusting outstanding shares to include all potentially dilutive stock options. The weighted average number of common shares used to compute dilutive net income per share in 2000 and 1999 excludes 30,000 shares related to stock options. These shares are excluded due to their antidilutive effect on net income per share.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

  Impact of Recently Issued Accounting Standards

        In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." These statements will change the accounting for business combinations and goodwill in two significant ways. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. This standard will be effective for the Company's 2002 fiscal year. These standards are not expected to have an impact on the Company's consolidated financial statements.

        In October 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 establishes one accounting model, based on the framework established in SFAS 121, for the recognition, measurement and reporting of impairment of long-lived assets to be held and used and of long-lived assets to be disposed of by sale. Adoption of SFAS 144 is required for the Company's 2002 fiscal year although early application is permitted. The Company does not anticipate that this standard will have a significant impact on the Company's consolidated financial statements.

2.
Investments

        Marketable securities are shown on the accompanying balance sheet at their fair value. The investment in a limited partnership that invests primarily in publicly traded, high yield bonds is accounted for under the cost method as the Company owns less than 3% of the partnership and does not have the ability to exercise significant influence over the operating and financial policies of the partnership. The fair market value of the Company's investment in the limited partnership was approximately $2,824,000 at December 31, 2001. The partnership allows withdrawals on a quarterly basis.

	Cost	Unrealized Gain (Loss)	Fair Value
	(In Thousands)
As of December 29, 2001:
Investments:
Mutual funds	$12,597	$(10)	$12,587
Equity securities	2,237	(13)	2,224
Debt securities	2,609	(1,069)	1,540
Limited partnership	2,500		2,500

Total	$19,943	$(1,092)	$18,851

As of December 30, 2000:
Investments:
Mutual funds	$11,575	$(80)	$11,495
Equity securities	2,282	55	2,337
Debt securities	1,167	33	1,200

Total	$15,024	$8	$15,032

        Debt securities held as of December 29, 2001 mature on May 15, 2006. Realized net losses from the sale of securities were $44,000, $434,000 and $342,000 in 2001, 2000 and 1999, respectively.

3.
Accounts and Notes Receivable, Net

	December 29, 2001	December 30, 2000
	(In Thousands)
Accounts receivable, trade	$3,970	$4,037
Notes receivable	42	117
Other accounts receivable	2,764	3,714

	6,776	7,868
Less: Allowance for doubtful accounts and notes receivable	(257)	(356)

	$6,519	$7,512

        The provision for doubtful accounts and notes receivable in 2001, 2000 and 1999 was approximately $58,000, $142,000 and $191,000, respectively.

4.
Inventories

        Inventories valued by the LIFO method totaled $11,779,000 in 2001, $10,530,000 in 2000 and $9,635,000 in 1999. Inventory balances would have been $3,440,000, $3,253,000 and $3,123,000 higher at the end of 2001, 2000 and 1999, respectively, if they had been stated at the lower of FIFO cost or market. The LIFO effect on net income and basic net income per common share in 2001, 2000 and 1999 was a decrease of approximately $111,000 ($.03 per share), $77,000 ($.02 per share) and $187,000 ($.05 per share), respectively.

5.
Property, Plant and Equipment

	December 29, 2001	December 30, 2000
	(In Thousands)
Land	$8,110	$8,110
Buildings and improvements	9,693	9,693
Store fixtures and office equipment	35,775	30,861
Transportation equipment	2,664	2,036
Machinery and equipment	973	851
Leasehold improvements	41,738	38,014
Leasehold interests	4,538	4,538
Assets under capital leases	3,058	3,058
Assets under construction	373	1,575

	106,922	98,736
Accumulated depreciation and amortization	(50,304)	(44,252)

	$56,618	$54,484

        As of December 29, 2001, approximately $14,382,000 of property, plant and equipment (at cost) was fully depreciated and is still being used in operations.

6.
Other Current Liabilities

	December 29, 2001	December 30, 2000
	(In Thousands)
Employee compensated absences	$4,216	$3,973
Taxes (including taxes collected from others of $1,398 and $1,392, respectively)	2,340	2,364
Other	7,258	7,722

	$13,814	$14,059

7. Long-Term Debt

	Current		Non-Current
	December 29, 2001	December 30, 2000	December 29, 2001	December 30, 2000
	(In Thousands)
Notes payable		$1,450		$3,312
Obligations under capital leases	$289	257	$1,906	2,195
7% Subordinated income debentures due September 1, 2014			1,228	1,228

	$289	$1,707	$3,134	$6,735

        At December 29, 2001, the approximate principal payments required on long-term debt for each fiscal year are as follows:

(In Thousands)
2003	$324
2004	364
2005	409
2006	460
Thereafter	1,577

$3,134

        The Company has a loan agreement for a credit facility with a bank establishing a revolving line of credit in the amount of $5,000,000 with a standby letter of credit subfacility in the amount of $5,000,000 and a $10,000,000 non-revolving line of credit providing for term loans. The loan agreement expires July 31, 2002. Major provisions of the agreement permit the Company to elect to pay interest based on LIBOR plus .9% or the bank's prime rate. Additionally, there are certain minimum requirements as to the Company's equity, working capital and debt-to-equity relationships. The Company also has a revolving line of credit with another bank in the amount of $3,000,000 which expires October 30, 2002. Borrowings bear interest at the bank's prime rate or the adjusted LIBOR rate plus 1.2%. At the end of 2001 and 2000, there were no amounts borrowed against either of the revolving lines of credit.

        Notes Payable: In 1999, 1997 and 1995, the Company borrowed $4,750,000 (at 6.98%), $2,500,000 (at 6.76%) and $2,750,000 (at 6.18%), respectively, from its $10,000,000 non-revolving line of credit to finance the purchase of supermarket equipment. The note payable entered into in 1995 was paid in full in December 2000 and the 1997 and 1999 notes payable were paid in full in October 2001. No additional borrowing capacity under this line is available.

        Debentures: The indenture relating to the 7% (6% prior to November 7, 1978) subordinated income debentures ("7% Debentures"), due September 1, 2014, provides for interest payable semiannually on March 1 and September 1 to the extent that current annual net income (consolidated net income before income taxes and interest accrued on the 7% Debentures) is sufficient therefor, or at the discretion of the Company, out of available retained earnings. No accrued interest was in arrears as of December 29, 2001. The debentures are recorded at face value which approximates its fair value.

8. Capital Stock

        Class A Common Stock: The Company is authorized to issue 10,000,000 shares of Class A Common Stock, par value $.25 per share. At December 29, 2001 and December 30, 2000, shares issued were 3,340,185 and 3,445,712, respectively, including 1,357,200 treasury shares. During 2001 and 2000, the Company purchased and retired 109,927 and 127,976 shares, respectively, of its Class A Common Stock for an aggregate purchase price of approximately $4,783,000 and $4,853,000, respectively. The Class A Common Stock has one vote per share on all matters on which stockholders are entitled to vote or consent.

        Class B Common Stock: The Company is authorized to issue 1,500,000 shares of Class B Common Stock, par value $.25 per share. At December 29, 2001 and December 30, 2000, there were 1,364,584 and 1,368,984 shares, respectively, issued and outstanding. The Class B Common Stock has ten votes per share on virtually all matters on which stockholders are entitled to vote or consent. Transfer of Class B Common Stock is restricted to other Class B stockholders and certain other classes of transferees. Class B Common Stock is convertible, at the option of the holder, into Class A Common Stock on a share-for-share basis. The Class B Common Stock is also automatically converted into Class A Common Stock under certain circumstances, including upon the transfer of such stock to a transferee other than another Class B stockholder and certain other classes of transferees. 4,400 shares of Class B Common Stock were exchanged for Class A Common Stock during 2001. No shares were converted in 2000 or 1999. Cash or property dividends on Class B Common Stock are restricted to an amount equal to 90% of any dividend paid on Class A Common Stock.

9. Stock Options and Stock Appreciation Rights

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

        The Company granted 11,500 stock options at an exercise price of $29 1/16 per share in March 2000. No options were granted in 2001 or 1999. These options vest at 25% per year beginning at the end of the first year and expire five years from the date of grant. The exercise price of stock options granted under the Stock Option Plan is equal to the fair market value of the Company's Class A Common Stock on the date of grant. No options were exercised or cancelled in 2001, 2000 or 1999.

        The Company accounts for its Stock Option Plan using the intrinsic value based method prescribed in Accounting Principles Board Opinion No. ("APB") 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized in the Company's Statements of Operations and Comprehensive Income for fiscal years 2001, 2000 or 1999. SFAS 123, "Accounting for Stock-Based Compensation," encourages adoption of a fair value based method for valuing the cost of stock-based compensation. However, it allows companies to use the intrinsic value based method prescribed by APB 25 and disclose pro forma net earnings and earnings per share in accordance with SFAS 123. Had compensation expense for the Company's Stock Option Plan been determined under SFAS 123 using the fair value based method, the Company's pro forma net income and basic net income per common share would have been reduced to the pro forma amounts indicated below:

	2001	2000	1999
	(In Thousands, Except Net Income Per Share)
Net income, as reported	$13,307	$12,359	$11,717
Net income, pro forma	13,215	12,271	11,646
Basic net income per common share, as reported	3.93	3.52	3.27
Basic net income per common share, pro forma	3.90	3.49	3.25
Diluted net income per common share, as reported	3.92	3.52	3.27
Diluted net income per common share, pro forma	3.89	3.49	3.25

        The weighted average fair value at date of grant for options issued in 2000 was $12.50 per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	6.54%
Expected dividend yield	0%
Expected option life	4 years
Expected stock price volatility	44.3%

        The effects of applying SFAS 123 for the pro forma disclosures are not necessarily indicative of the effects expected on current or future net income and basic net income per common share as the valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns.

        In 1998, the Company also adopted a Phantom Stock Option Plan (the "Phantom Plan") which provides for the granting of units covering up to 35,000 shares of the Company's Class A Common Stock to persons who are at the vice president or higher level of the Company. Each unit entitles the holder to receive upon exercise thereof the excess of the fair market value of a share of Class A Common Stock on the date of exercise over the fair market value of such share on the date specified by the committee administrating the Phantom Plan at the time of grant. All of the units vest 25% each year beginning at the end of the first year and expire five years from the date of grant. During 2000, the Company granted units covering 10,000 shares of Class A Common Stock at an exercise price of $29 1/16. During 1999, units for 7,000 shares were cancelled. No units have been exercised as of December 29, 2001. For 2001, 2000 and 1999, the Company incurred compensation expense related to the Phantom Plan of $380,000, $42,000 and $0, respectively.

        During 2001 and 2000, the Company also issued stock appreciation rights ("SARs") for units covering up to 10,000 and 40,000 shares, respectively, of the Company's Class A Common Stock to the Company's non-employee directors with a base price of $48 and $29 1/16, respectively, representing the fair market value on the date of grant. When the SARs are exercised, each unit entitles the holder to receive the excess of the fair market value of a share of Class A Common Stock on the date of exercise over the base price. All of the units vest 25% each year beginning at the end of the first year and expire five years from the date of grant. No SARs have been exercised or cancelled as of December 29, 2001. For 2001 and 2000, the Company incurred compensation expense related to the SARs of $843,000 and $106,000, respectively.

10. Retirement Plans

        The Company contributes to multi-employer union pension plans administered by various trustees which may be deemed to be defined benefit plans. Contributions to these plans are based upon negotiated wage contracts. Information relating to accumulated benefits and fund assets as they may be allocable to the participants at December 29, 2001 is not available. The Company's total union pension expense for all plans for 2001, 2000 and 1999 amounted to $1,165,000, $1,099,000 and $1,801,000, respectively. The Company's 2001 and 2000 expense is lower than 1999 due to the suspension of a union pension contribution in late 1999.

        The Company has a noncontributory, trusteed Stock Bonus Plan (the "Plan") which is qualified under Section 401 of the Internal Revenue Code of 1986, as amended. All nonunion employees over 18 years of age who complete 1,000 hours of service within the year ending on the anniversary date of employment are eligible to become participating employees in the Plan. Contributions to the Plan for any fiscal year, as determined by the Board of Directors, are discretionary, but in no event will they exceed 15% of the annual aggregate salaries of those employees eligible for participation in the Plan. Contributions must be invested in the Company's Class A Common Stock with excess cash being invested in certain government-backed securities. Contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the salaries of all participants. There were no contributions accrued for the Plan in 2001, 2000 and 1999.

        The Arden Group, Inc. 401(k) Retirement Savings Plan (the "Company Savings Plan") covers all nonunion employees of the Company and its subsidiaries who have attained the age of 18 and have completed at least one year of service. The Company Savings Plan provides that, with certain limitations, a participating employee may elect to contribute up to 15% of such employee's annual compensation to the Company Savings Plan on a tax-deferred basis, subject to a limitation that the annual elective contribution may not exceed an annual indexed dollar limit determined pursuant to the Internal Revenue Code ($10,500 in 2001). Annual matching contributions are made by the Company each year for those participants whose annualized gross earnings for the previous year were $45,000 or less, and such matching contribution was $6,000 in 2001, $9,000 in 2000 and $8,000 in 1999. An additional discretionary amount of $720,000 was accrued in 2001 and contributed to the Plan in early 2002. Similarly, $652,000 was accrued in 2000 and contributed to the Plan in early 2001 and $588,000 was accrued in 1999 and contributed in early 2000.

        An employment agreement with a key executive officer provides for annual retirement compensation equal to 25% of his average base salary and bonus earned in the last three years prior to his retirement. The obligation determined on an actuarial basis is being accrued over the seven-year term of his agreement. The Company accrued $273,000 toward this benefit in each of the last three years.

11.
Income Taxes

        The composition of the federal and state income tax provision (benefit) is as follows:

	2001	2000	1999
	(In Thousands)
Current:
Federal	$8,079	$6,904	$6,211
State	2,290	1,856	342

Total current tax provision	10,369	8,760	6,553

Deferred:
Federal	(1,204)	(250)	(326)
State	(434)	(12)	(105)

Total deferred tax provision	(1,638)	(262)	(431)

Total income tax provision	$8,731	$8,498	$6,122

        The Company's deferred tax assets (liabilities) were attributable to the following:

	December 29, 2001	December 30, 2000
	(In Thousands)
Deferred tax assets:
Capital lease obligations	$903	$1,085
Accrued expenses	2,362	1,462
State income taxes	750	667
Allowance for doubtful accounts	105	156
Other	964	853

Deferred tax assets	5,084	4,223

Deferred tax liabilities:
Deferred gain on debenture exchange	(3,495)	(3,938)
Capital lease assets	(540)	(660)
Other	(274)	(488)

Deferred tax liabilities	(4,309)	(5,086)

Deferred income taxes, net	$775	$(863)

        Reconciliation of the statutory federal rate and effective rate is as follows:

	2001		2000		1999
	Amount	Rate	Amount	Rate	Amount	Rate
	(In Thousands, Except Percentage Amounts)
Federal tax at statutory rate	$7,713	35.0%	$7,300	35.0%	$6,244	35.0%
State income taxes, net of federal tax benefit	1,266	5.7%	1,198	5.7%	1,025	5.7%
Tax reserve adjustment					(1,286)	(7.2)%
Other	(248)	(1.1)%			139	0.8%

	$8,731	39.6%	$8,498	40.7%	$6,122	34.3%

        The California Franchise Tax Board rendered tax assessments against the Company in prior years. The Company believed these assessments to be excessive and filed an appeal. The matter was favorably resolved during 1999 and tax reserves were adjusted accordingly.

12.
Leases

        The principal kinds of property leased by the Company and its subsidiaries are supermarket buildings. The most significant obligations assumed under the lease terms, other than rental payments, are the upkeep of the facilities, insurance and property taxes. Most supermarket leases contain contingent rental provisions based on sales volume and have renewal options. The Company's decision to exercise renewal options is primarily dependent on the level of business conducted at the location and the profitability thereof.

        All leases and subleases with an initial term greater than one year are accounted for under SFAS 13, "Accounting for Leases." These leases are classified as either capital leases, operating leases or subleases, as appropriate.

        Assets Under Capital Leases: Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease. Contingent rentals associated with capital leases in 2001,

2000 and 1999 were $214,000, $181,000 and $160,000, respectively, and accordingly have been charged to expense as incurred. Following is an analysis of assets under capital leases:

	December 29, 2001	December 30, 2000
	(In Thousands)
Buildings:
Cost	$3,058	$3,058
Accumulated amortization	(2,410)	(2,296)

	$648	$762

        Also, included in property held for sublease are properties classified as capital leases with aggregate net book values of $677,000 and $744,000 as of the end of 2001 and 2000, respectively.

        Future minimum lease payments for the above assets under capital leases at December 29, 2001 are as follows:

(In Thousands)
2002	$535
2003	536
2004	535
2005	536
2006	535
Thereafter	371

Total minimum obligations	3,048
Executory costs	(23)

Net minimum obligations	3,025
Interest	(830)

Present value of net minimum obligations	2,195
Current portion	(289)

Long-term obligations	$1,906

        Minimum capital lease obligations have not been reduced by related minimum future sublease rentals of approximately $1,092,000.

        Executory costs include such items as property taxes and insurance.

        Operating Leases and Subleases: Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at December 29, 2001 are as follows:

	Commitments	Deduct Sublease Rentals	Net Rental Commitments
	(In Thousands)
2002	$6,465	$603	$5,862
2003	6,913	473	6,440
2004	7,164	419	6,745
2005	6,812	397	6,415
2006	6,572	373	6,199
Thereafter	75,202	2,269	72,933

	$109,128	$4,534	$104,594

        Rent expense under operating leases was as follows:

	2001	2000	1999
	(In Thousands)
Minimum rent	$6,998	$6,164	$5,397
Contingent rent	1,389	1,247	1,400

	8,387	7,411	6,797
Sublease rentals	(1,644)	(1,597)	(1,330)

	$6,743	$5,814	$5,467

13. Related Party Transactions

        At December 29, 2001 and December 30, 2000, the Company held two notes receivable with balances totaling $135,000 from an officer/director of the Company. These notes arose from transactions in 1979 and 1980 whereby the Company loaned the officer/director money to purchase an aggregate of 800,000 shares (adjusted for the 1998 four-for-one stock split) of the Company's Class A Common Stock at the then fair market value. These notes, which bear interest at the rate of 6% per annum payable annually, mature on December 31, 2003 with annual principal payments of $40,000 and the balance due at maturity. On December 5, 2001, the Company's Board of Directors voted to extend the December 31, 2001 due date of principal payments to December 31, 2002. If the officer's employment is terminated prior to January 1, 2004, the unpaid portion of the two notes would be forgiven. The loans are collateralized by 720,000 shares of Class B Common Stock (adjusted for the 1998 four-for-one stock split). The receivable is shown on the balance sheets as a reduction of stockholders' equity.

        A director of the Company is also a director of a law firm which performs legal services for the Company.

14. Commitments and Contingent Liabilities

        The Company has an employment agreement with a key executive officer and shareholder which expires on January 1, 2004. In addition to a base salary, the agreement provides for a bonus based on pre-tax earnings. No maximum compensation limit exists. Total salary and bonus expensed in 2001, 2000 and 1999 was approximately $1,321,000, $1,260,000 and $1,138,000, respectively.

        The Company is contingently liable as a guarantor of certain leases which it has either assigned or subleased. Any liability arising as a result of these guarantees would have no significant effect on either the Company's consolidated financial position, results of operations or cash flows.

        As of December 29, 2001, authorized expenditures on incomplete projects for the purchase of property, plant and equipment totaled approximately $1,206,000. Of this total, approximately $743,000 has been contractually committed.

        The Company and its subsidiaries are subject to a myriad of environmental laws, regulations and lease covenants with its landlords regarding air, water and land use, products for sale, and the use, storage and disposal of hazardous materials. The Company believes it substantially complies, and has in the past substantially complied, with federal, state and local environmental laws and regulations and private covenants. The Company cannot, at this time, estimate the expense it ultimately may incur in connection with any current or future violations, however, it believes any such claims will not have a material adverse impact on either the Company's consolidated financial position, results of operations or cash flows.

        The Company or its subsidiaries are defendants in a number of cases currently in litigation, being vigorously defended, in which the complainants seek monetary damages. As of the date hereof, no estimate of potential liability, if any, is possible. Based upon current information, management, after consultation with legal counsel defending the Company's interests in the cases, believes the ultimate disposition thereof will have no material effect upon either the Company's consolidated financial position, results of operations or cash flows.

15. Selected Quarterly Financial Data (Unaudited)

Quarter	Sales	Gross Profit	Net Income	Diluted Net Income Per Share(1)
	(In Thousands, Except Per Share Data)
2000
First	$86,445	$35,902	$3,063	$.85
Second	88,670	36,708	3,239.91
Third	88,009	36,657	2,817.81
Fourth(2)	96,870	39,843	3,240.94
2001
First	$95,018	$39,879	$3,291	$.95
Second	96,301	40,508	3,594	1.05
Third	96,920	41,397	3,380	1.01
Fourth(2)	103,641	43,794	3,042.91

(1)
Earnings per share is calculated using the weighted average outstanding shares for the quarter. The cumulative net income per share of the four quarters in 2000 will not equal the net income per share for the year due to Class A Common Stock repurchases in the second quarter of 2000.

(2)
The Company recognized compensation expense related to the Phantom Plan and SARs of approximately $.14 per share and $.21 per share during the fourth quarter and year ended December 29, 2001, respectively. During the fourth quarter and year ended December 30, 2000, the Company recognized $.03 per share in compensation expense related to the Phantom Plan and SARs.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Arden Group, Inc.:

        We have audited the accompanying consolidated balance sheet of Arden Group, Inc. (a Delaware corporation) and subsidiaries as of December 29, 2001, and the related consolidated statement of operations and comprehensive income, stockholders' equity and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arden Group, Inc. and subsidiaries as of December 29, 2001, and the results of their operations and their cash flows for the period then ended in conformity with accounting principles generally accepted in the United States.

/s/ARTHUR ANDERSEN LLP

Los Angeles, California
March 1, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Arden Group, Inc.:

        In our opinion, the consolidated balance sheet and the related statements of operations and comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Arden Group, Inc. and its subsidiary at December 30, 2000, and the consolidated results of their operations and comprehensive income, and their cash flows for each of the two fiscal years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
March 14, 2001

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

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
3.2.1	Amendment to By-laws of Arden Group, Inc. effective November 6, 2001.
3.2.2	Amended and Restated By-Laws of Arden Group, Inc. as amended as of November 6, 2001.
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
4.2.1
Fifth Amendment dated April 30, 1998 to Loan Agreement between Arden Group, Inc. and Union Bank, as previously amended filed as Exhibit 4.2.1 to Annual Report of Form 10-K of Arden Group, Inc. for the fiscal year ended January 1, 2000 and incorporated herein by reference.
4.2.2
Sixth Amendment dated July 7, 2000 to Loan Agreement between Arden Group, Inc. and Union Bank, as previously amended filed as Exhibit 4.2.2 to Annual Report of Form 10-K of Arden Group, Inc. for the fiscal year ended December 30, 2000 and incorporated herein by reference.

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

10.12*
Form of Non-Employee Director Phantom Stock Unit Agreement with each of John G. Danhakl, Robert A. Davidow, Daniel Lembark and Ben Winters filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended July 1, 2000 and incorporated herein by reference.
10.13*	Form of Non-Employee Director Phantom Stock Unit Agreement with Kenneth A. Goldman dated June 19, 2001.
21.	Subsidiaries of Registrant.
23.1	Consent of Independent Public Accountants—Arthur Andersen LLP.
23.2	Consent of Independent Public Accountants—PricewaterhouseCoopers LLP.

*
Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report.

QuickLinks

PART I
  Item 1. Business;
  Item 2. Properties; and
  Item 3. Legal Proceedings
Business and Properties
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
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES INDEX TO EXHIBITS