Form 10-Q
period 2002-03-30
ARDEN GROUP INC
filed 2002-05-07
CIK 225051

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of the registrant's classes of common stock as of March 30, 2002 was:

1,983,985 of Class A Common Stock
1,363,584 of Class B Common Stock

PART I. FINANCIAL INFORMATION

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands)	March 30, 2002	December 29, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,423	$15,103
Investments	16,708	18,851
Accounts and notes receivable, net	5,455	6,519
Inventories	12,971	14,748
Other current assets	2,802	3,544

Total current assets	64,359	58,765
Property for resale or sublease	709	728
Property, plant and equipment, net	55,722	56,618
Deferred income taxes	269	775
Other assets	4,336	4,640

Total assets	$125,395	$121,526

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$14,916	$16,794
Other current liabilities	15,794	13,814
Current portion of long-term debt	289	289

Total current liabilities	30,999	30,897
Long-term debt	3,065	3,134
Other liabilities	2,479	2,356

Total liabilities	36,543	36,387

Commitments and contingent liabilities
Stockholders' equity:
Common stock, Class A	835	835
Common stock, Class B	341	341
Capital surplus	3,680	3,680
Notes receivable from officer/director	(135)	(135)
Unrealized loss on available-for-sale securities	(725)	(653)
Retained earnings	88,609	84,824

	92,605	88,892
Treasury stock, at cost	(3,753)	(3,753)

Total stockholders' equity	88,852	85,139

Total liabilities and stockholders' equity	$125,395	$121,526

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Thirteen Weeks Ended
(In Thousands, Except Share and Per Share Data)
	March 30, 2002	March 31, 2001
Sales	$100,560	$95,018
Cost of sales	57,222	55,139

Gross profit	43,338	39,879
Delivery, selling, general and administrative expenses	37,365	34,795

Operating income	5,973	5,084
Interest and dividend income	482	572
Other income (expense), net	18	69
Interest expense	(85)	(171)

Income before income taxes	6,388	5,554
Income tax provision	2,603	2,263

Net income	$3,785	$3,291

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from investments:
Unrealized holding losses arising during the period	(62)	(93)
Reclassification adjustment for realized (gains) losses included in net income	(10)	3

Net unrealized loss, net of income tax benefit of $50 and $61, respectively	(72)	(90)

Comprehensive income	$3,713	$3,201

Net income per common share:
Basic	$1.13	$.95
Diluted	1.12	.95

Weighted average common shares outstanding:
Basic	3,347,569	3,457,496
Diluted	3,365,610	3,460,360

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Thirteen Weeks Ended
(In Thousands)
	March 30, 2002	March 31, 2001
Cash flows from operating activities:
Cash received from customers	$101,974	$97,124
Cash paid to suppliers and employees	(91,448)	(90,775)
Interest and dividends received	222	541
Interest paid	(107)	(194)
Income taxes paid	(182)	(200)

Net cash provided by operating activities	10,459	6,496

Cash flows from investing activities:
Capital expenditures	(1,197)	(3,223)
Purchases of investments	(239)	(2,740)
Sales of investments	2,351	143
Proceeds from the sale of property, plant and equipment	15	20

Net cash provided by (used in) investing activities	930	(5,800)

Cash flows from financing activities:
Principal payments on long-term debt		(362)
Principal payments under capital lease obligations	(69)	(61)

Net cash used in financing activities	(69)	(423)

Net increase in cash and cash equivalents	11,320	273
Cash and cash equivalents at beginning of period	15,103	19,690

Cash and cash equivalents at end of period	$26,423	$19,963

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net income	$3,785	$3,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,089	1,832
Provision for losses on accounts and notes receivable	31	39
Net loss (gain) from the disposal of property, plant and equipment	7	(1)
Realized loss (gain) on investments, net	(18)	(77)
Changes in assets and liabilities net of effects from investing and financing activities:
(Increase) decrease in assets:
Investments	(73)	(20)
Accounts and notes receivable	1,265	2,278
Inventories	1,777	40
Other current assets	742	494
Other assets	73	(110)
Increase (decrease) in liabilities:
Accounts payable and other accrued expenses	102	(1,307)
Deferred income taxes	556	14
Other liabilities	123	23

Net cash provided by operating activities	$10,459	$6,496

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

        The accompanying consolidated financial statements for the three months ended March 30, 2002 and March 31, 2001 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles ("GAAP") for interim financial information. These financial statements have not been audited by independent public accountants but include all adjustments, which in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of December 29, 2001 has been derived from audited financial statements and, accordingly, does not include all disclosures required by GAAP as permitted by interim reporting requirements. The results of operations for the three months ended March 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 28, 2002.

2. Net Income Per Common Share

        Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by adjusting outstanding shares to include all potentially dilutive stock options. The weighted average number of common shares used to compute dilutive net income per share in 2002 included all shares related to stock options; however, in the prior year, 30,000 of these shares were excluded from the diluted net income per share calculation due to their antidilutive effect.

        In the second quarter of 2001, the Company purchased and retired 109,927 shares of its Class A Common Stock for an aggregate purchase price of approximately $4,783,000. All shares repurchased were private transactions with sellers not affiliated with the Company.

3. Impact of Recently Issued Accounting Standards

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("SFAS") 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." These statements will change the accounting for business combinations and goodwill in two significant ways. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. This standard was effective for the first quarter of 2002. Effective December 30, 2001, the Company adopted SFAS 142 and the new standard had no impact on the Company's consolidated financial statements.

        In October 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 establishes one accounting model, based on the framework established in SFAS 121, for the recognition, measurement and reporting of impairment of long-lived assets to be held and used and of long-lived assets to be disposed of by sale. Adoption of SFAS 144 is required for the Company's 2002 fiscal year. Effective December 30, 2001, the Company adopted SFAS 144 and the new standard did not have an impact on the Company's consolidated financial statements.

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

  •
  the success of the Company's local advertising and pricing campaign in Pasadena, the timing and occupancy of the apartments in the multi-use center where the Company's Pasadena store is located, the nature and success of the other tenants' businesses in the center and the ability of the center's management to successfully address the various parking and traffic flow issues at the center;

  •
  the ability of the Company to maintain favorable workers' compensation safety records and claims experience and any changes to the insurance industry's rating process and premium schedules;

  •
  the term of the current pension contribution reinstatement effective May 2002, as well as, any future suspension and subsequent reinstatement of pension contributions, the number of hours worked by the applicable union employees, the required rate of contribution and the future rate of return received by the union pension plans on their investments;

  •
  the adequacy of self-insurance reserves for unpaid and incurred but not reported claims;

  •
  the adequacy of the Company's insurance coverage;

  •
  the inherent liability risks in the marketplace associated with the Company's products, employees and facilities.

RESULTS OF OPERATIONS

First Quarter Analysis

        Operating income was $5,973,000 in 2002 compared to $5,084,000 in the prior year. Net income in the first quarter of 2002 increased 15.0% to $3,785,000 compared to $3,291,000 during the first quarter of 2001.

        Sales from the Company's 18 supermarkets (all of which are located in Southern California) were $100,560,000 in the first quarter of 2002 representing an increase of 5.8% over the first quarter of 2001. Part of the increase resulted from Easter and Passover sales which occurred in the first quarter of 2002 versus the second quarter of 2001. Same store sales increased 4.0% in 2002 compared to the prior year. The increase in same store sales reflects to some extent the positive impact of store remodel activity. Sales are also higher in 2002 due to the opening of a new store located in a multi-use center in Pasadena, California. The Pasadena store opened in September 2001 and is currently performing below management's expectations. Management expects sales to improve as consumers respond to a local advertising and pricing campaign, the apartments located above the store are occupied, existing retail tenants become more established and parking and traffic flow are enhanced. However, the occurrence of these events does not guarantee that sales at the Pasadena store will increase to originally estimated levels.

        The Company's gross profit as a percent of sales was 43.1% in the first quarter of 2002 compared to 42.0% in the same period of 2001. Added controls over product costs and product pricing decisions contributed to the increase in margins.

        Delivery, selling, general and administrative ("DSG&A") expense as a percent of sales was 37.2% in the first quarter of 2002 compared to 36.6% in the first quarter of 2001. Due to an increase in the Company's stock price, the Company recognized compensation expense related to its stock appreciation rights of approximately $426,000 and $164,000 during the first quarter of 2002 and 2001, respectively. Basic earnings per share decreased $.13 and $.05 during the first quarter of 2002 and 2001, respectively, as a result of these charges to compensation expense. In addition, 2002 expense as a percent of sales is higher due to the opening of the Pasadena store, as described above.

        California recently passed legislation aimed at reforming the workers' compensation insurance industry in the state. At this point in time, the Company is unable to predict how this legislation will impact the insurance industry's rating process, and ultimately, the effect on premiums. The Company believes that premiums could increase substantially beginning with the Company's next policy renewal period commencing on October 1, 2002. While the Company continues to devote substantial time and commitment to maintaining favorable safety records and claims experience, this does not preclude the Company from potentially experiencing a considerable increase in insurance costs. A substantial increase in workers' compensation premiums could have a negative impact on the Company's consolidated financial position, results of operations and cash flows.

        Assuming the stock price of the Company's Class A Common Stock remains at the March 30, 2002 closing price of $67, the Company anticipates 2002 compensation expense of approximately $411,000 on an after tax basis related to the incremental vesting of stock appreciation rights. Compensation expense will be adjusted by approximately $26,000 after tax for each dollar increase or decrease in the Company's stock price. The exercise of these stock appreciation rights could cause the estimates to vary.

        The Company contributes to several multi-employer union pension plans. Contributions to the union pension plan, covering the majority of the Company's employees, were suspended in 1998. The Company recently received notice from the Southern California United Food & Commercial Workers Unions and Food Employers Joint Trust Funds that monthly contributions will be reinstated for

Gelson's Markets and other supermarkets with employees belonging to these unions for straight time hours worked in May 2002. The Board of Trustees of the Pension Fund stated that the contributions need to continue through at least the October 2002 work period and it is too early to determine how long contributions will be required or whether a contribution suspension may occur again in the future. The Company anticipates average incremental monthly expense of approximately $277,000 as a result of the reinstatement. The actual pension payment is dependent upon hours worked and the required rate of contribution.

        The Company is primarily self-insured for losses related to general and auto liability claims. The Company carries insurance that covers individual claims in excess of $250,000. Accruals are based on claims filed and an estimate of claims incurred but not reported. The Company's liability reserve for unpaid and incurred but not reported claims at March 30, 2002 was approximately $1,258,000. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims.

        The Company procures approximately 22 percent of its product through Unified Western Grocers, Inc. ("Unified"), a grocery cooperative. As a member-patron, the Company is required to provide Unified with certain minimum deposits in order to purchase product from the cooperative. As of March 30, 2002, the Company had approximately $1,498,000 on deposit with Unified. The minimum deposit requirement is satisfied through a combination of cash and ownership of equity shares in Unified. Unified has recognized reductions in earned surplus in each of its fiscal years ending September 29, 2001 and September 30, 2000. Unified's Board of Directors has adopted an equity enhancement plan for its 2002 fiscal year. Under the equity enhancement plan, member-patrons will receive interest bearing subordinated patronage dividend certificates in lieu of amounts previously paid in cash. The Company has historically received less than $200,000 annually in patronage dividends in the form of cash and Class B shares. In the event Unified continues to incur reductions in earned surplus, the Company may face impairment issues relating to the deposits provided to Unified.

        Interest and dividend income was $482,000 in the first quarter of 2002 compared to $572,000 for the same period in 2001 primarily due to lower overall interest rates partially offset by higher average levels of interest bearing investments in 2002.

        Interest expense was $85,000 in the first quarter of 2002 compared to $171,000 in the first quarter of 2001 due to the prepayment of fixture financing debt in October 2001.

        Other income (expense) includes net gains realized on investments in marketable securities of $18,000 and $77,000 in 2002 and 2001, respectively.

        SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders' equity. Unrealized losses on available-for-sale securities were $72,000 (net of income tax benefits of $50,000) in the first quarter of 2002 compared to unrealized losses of $90,000 (net of income tax benefits of $61,000) in the first quarter of 2001.

CAPITAL EXPENDITURES/LIQUIDITY

        The Company plans to utilize cash-on-hand (including investments) and cash flow from operations to fund capital expenditures in 2002. The Company also has two revolving lines of credit totaling $8,000,000. There were no outstanding balances against either of the revolving lines as of March 30, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company could be potentially exposed to market risk from changes in interest rates on debt. The Company's exposure to interest rate risk relates to its $5,000,000 and $3,000,000 revolving lines of credit. Borrowings under the agreements bear interest at the bank's reference rate or the bank's adjusted LIBOR rate plus .9%. There were no borrowings outstanding under either agreement during the first quarter of 2002. Consequently, a hypothetical 1% interest rate change would have no impact on the Company's financial position or results of operations.

        A change in market prices also exposes the Company to market risk related to its investments which totaled $16,708,000 as of March 30, 2002. A hypothetical 10% drop in the market value of these investments would result in a $1,671,000 unrealized loss and a corresponding decrease in the fair value of these instruments. This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits:

        None.

(b)
Reports on Form 8-K:

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDEN GROUP, INC. Registrant

Date May 7, 2002	By:	/s/ DAVID M. OLIVER David M. Oliver Chief Financial Officer (Authorized Signatory)

QuickLinks

FORM 10-Q
PART I. FINANCIAL INFORMATION
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K