Form 10-Q
period 2002-06-29
ARDEN GROUP INC
filed 2002-08-09
CIK 225051

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

        The number of shares outstanding of the registrant's classes of common stock as of June 29, 2002 was:

1,997,485 of Class A Common Stock
1,363,584 of Class B Common Stock

PART I. FINANCIAL INFORMATION

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 29, 2002 (Unaudited)	December 29, 2001
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$35,642	$15,103
Investments	16,229	18,851
Accounts and notes receivable, net	5,018	6,519
Inventories	13,417	14,748
Other current assets	1,847	3,544

Total current assets	72,153	58,765
Property for resale or sublease	690	728
Property, plant and equipment, net	54,298	56,618
Deferred income taxes		775
Other assets	4,304	4,640

Total assets	$131,445	$121,526

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$14,391	$16,794
Other current liabilities	17,263	13,814
Current portion of long-term debt	306	289

Total current liabilities	31,960	30,897
Long-term debt	2,977	3,134
Deferred income taxes	62
Other liabilities	2,581	2,356

Total liabilities	37,580	36,387

Commitments and contingent liabilities
Stockholders' equity:
Common stock, Class A	838	835
Common stock, Class B	341	341
Capital surplus	4,311	3,680
Notes receivable from officer/director	(135)	(135)
Unrealized gain (loss) on available-for-sale securities	130	(653)
Retained earnings	92,133	84,824

	97,618	88,892
Treasury stock, at cost	(3,753)	(3,753)

Total stockholders' equity	93,865	85,139

Total liabilities and stockholders' equity	$131,445	$121,526

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
	(In Thousands, Except Share and Per Share Data)
Sales	$98,710	$96,301	$199,270	$191,319
Cost of sales	55,771	55,793	112,993	110,932

Gross profit	42,939	40,508	86,277	80,387
Delivery, selling, general and administrative expenses	37,032	34,724	74,397	69,519

Operating income	5,907	5,784	11,880	10,868
Interest and dividend income	499	513	981	1,085
Other income (expense), net	(362)	(67)	(344)	2
Interest expense	(98)	(165)	(183)	(336)

Income before income taxes	5,946	6,065	12,334	11,619
Income tax provision	2,422	2,471	5,025	4,734

Net income	$3,524	$3,594	$7,309	$6,885

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from available-for-sale securities:
Unrealized holding gains (losses) arising during the period	550	(173)	488	(266)
Reclassification adjustment for realized losses included in net income	305	37	295	40

Net unrealized gain (loss), net of income tax expense (benefit) of $589 and $539 for 2002 and ($96) and ($157) for 2001, respectively	855	(136)	783	(226)

Comprehensive income	$4,379	$3,458	$8,092	$6,659

Net income per common share:
Basic	$1.05	$1.06	$2.18	$2.01
Diluted	1.05	1.05	2.18	2.00

Weighted average common shares outstanding:
Basic	3,349,983	3,404,301	3,348,776	3,430,899
Diluted	3,361,671	3,407,418	3,359,647	3,434,016

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Twenty-Six Weeks Ended
	June 29, 2002	June 30, 2001
	(In Thousands)
Cash flows from operating activities:
Cash received from customers	$200,913	$193,457
Cash paid to suppliers and employees	(182,138)	(177,350)
Interest and dividends received	811	1,026
Interest paid	(182)	(341)
Income taxes paid	(1,192)	(5,200)

Net cash provided by operating activities	18,212	11,592

Cash flows from investing activities:
Capital expenditures	(1,823)	(4,397)
Purchases of investments	(393)	(4,223)
Sales of investments	4,124	190
Proceeds from the sale of property, plant and equipment	19	21

Net cash provided by (used in) investing activities	1,927	(8,409)

Cash flows from financing activities:
Proceeds from exercise of stock options	540
Purchase and retirement of Company stock		(2,478)
Purchase of Company stock held in treasury		(2,305)
Principal payments on long-term debt		(724)
Principal payments under capital lease obligations	(140)	(125)

Net cash provided by (used in) financing activities	400	(5,632)

Net increase (decrease) in cash and cash equivalents	20,539	(2,449)
Cash and cash equivalents at beginning of period	15,103	19,690

Cash and cash equivalents at end of period	$35,642	$17,241

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net income	$7,309	$6,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,145	3,773
Deferred income taxes	298	132
Provision for losses on accounts and notes receivable	62	69
Net loss (gain) from the disposal of property, plant and equipment	17	23
Realized loss (gain) on investments, net	344	(17)
Change in assets and liabilities net of effects from investing and financing activities:
(Increase) decrease in assets:
Investments	(131)	(46)
Accounts and notes receivable	1,671	1,698
Inventories	1,331	619
Other current assets	1,697	1,358
Other assets	104	(134)
Increase (decrease) in liabilities:
Accounts payable and other accrued expenses	1,140	(2,709)
Other liabilities	225	(59)

Net cash provided by operating activities	$18,212	$11,592

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

        The accompanying consolidated financial statements for the three and six months ended June 29, 2002 and June 30, 2001 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles ("GAAP") for interim financial information. These financial statements have not been audited by independent public accountants but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of December 29, 2001 has been derived from audited financial statements and, accordingly, does not include all disclosures required by GAAP as permitted by interim reporting requirements. The results of operations for the three and six months ended June 29, 2002 are not necessarily indicative of the results to be expected for the full year ending December 28, 2002.

2.
Net Income Per Common Share

        Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by adjusting outstanding shares to include all potentially dilutive stock options. The weighted average number of common shares used to compute dilutive net income per share in 2002 included all shares related to stock options; however, in the prior year, 30,000 shares were excluded from the diluted net income per share calculation due to their antidilutive effect.

        In June 2002, employees exercised stock options for 13,500 shares of Class A Common Stock at an exercise price of $40 per share.

        In the second quarter of 2001, the Company purchased and retired 109,927 shares of its Class A Common Stock for an aggregate purchase price of approximately $4,783,000. All shares were purchased in private transactions from sellers not affiliated with the Company.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Certain statements contained in Management's Discussion and Analysis, in other parts of this report and in other Company filings are forward-looking statements. These statements discuss, among other things, future sales growth, operating results and financial condition. Forward-looking statements reflect the Company's current plans and expectations regarding important risk factors and are based on information currently known to the Company.

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
  inflation or deflation;

  •
  the impact of fluctuations in the Company's stock price on compensation expense;

  •
  the ability of our vendors, including Unified Western Grocers, Inc., to continue providing products and services in a timely manner;

  •
  consolidations in the supermarket industry and competition from other supermarkets and retailers with a food presentation;

  •
  the ability to renew current leases at favorable rates;

  •
  the ability of the Company to materially increase sales at its new Pasadena store through, among other things, the success of the Company's local advertising and pricing campaign in Pasadena, the timing and occupancy of the apartments in the mixed-use center where the Company's Pasadena store is located, the nature and success of the other tenants' businesses in the center, the ability to successfully address the various parking, traffic flow, signage and other issues at the center and the ability of potential Gelson's customers to accept and use underground parking at this center;

  •
  the amount of premium increases to the Company to maintain adequate insurance coverage;

  •
  the ability of the Company to maintain favorable workers' compensation safety records and claims experience and any changes to the insurance industry's rating process and premium schedules;

  •
  the term of the current union pension contribution reinstatement effective May 2002, as well as any future suspension and subsequent reinstatement of pension contributions, the number of hours worked by the applicable union employees, the required rate of contribution and the future rate of return received by the union pension plans on their investments;

  •
  the adequacy of self-insurance reserves for reported claims and incurred but not reported claims and changes in the inflation rate affecting health care costs;

  •
  the impact of uninsured losses;

  •
  any changes in assumptions or market conditions that could affect management's estimate of future cash flows when evaluating assets for impairment.

Critical Accounting Policies

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Management has established accounting policies that they believe are appropriate in order to insure the accurate reporting of the Company's operating results, financial position and cash flows. The Company applies these accounting policies in a consistent manner. Management bases their estimates on historical experience, current and expected economic conditions and various other factors that management believes to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company reevaluates these significant factors and makes adjustments where facts and circumstances dictate. Future events and their effects cannot be determined with absolute certainty, and therefore actual results may differ from these estimates.

        Management believes that the following accounting policies are the most critical in the preparation of the Company's financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

  General & Auto Liability Costs

          The Company is primarily self-insured for losses related to general and auto liability claims for up to $250,000 and $100,000, respectively. Accruals are based on reported claims and an estimate of claims incurred but not reported. The Company's liability reserve for unpaid and incurred but not reported claims at June 29, 2002 was approximately $1,268,000. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims.

  Asset Impairments

          The Company monitors the carrying value of long-lived assets for potential impairment each quarter whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment is determined by comparing projected undiscounted cash flows to be generated by the asset to its carrying value. If impairment were identified, a loss would be recorded equal to the excess of the asset's net book value over the asset's fair value.

  Inventories

          The Company estimates inventory shortages based on historical experience and other factors. Valuation allowances are recorded based on these estimates to properly reflect inventory at the balance sheet date.

  Revenue Recognition

          The Company recognizes revenue at the time of sale. Discounts given to customers are recorded at the point of sale as a reduction of revenues. Vendor incentives are recognized when earned. The Company maintains a bad debt allowance for receivables from vendors and Company credit card sales. Valuation reserves are adjusted periodically based on historical recovery rates.

Second Quarter Analysis

        Net income in the second quarter of 2002 decreased 1.9% to $3,524,000 compared to $3,594,000 during the second quarter of 2001. Operating income increased 2.1% to $5,907,000 in 2002 compared to $5,784,000 in the prior year.

        Sales from the Company's 18 supermarkets (all of which are located in Southern California) were $98,710,000 in the second quarter of 2002 representing an increase of 2.5% over the second quarter of 2001. The second quarter of 2001 included Easter and Passover sales; however, in 2002, these sales occurred in the first quarter. Consequently, the same store sales increase of 0.3% for the second quarter of 2002 was lower than it would have been if Easter and Passover sales had occurred in the same quarter as the prior year. The majority of the sales increase is attributable to the opening of a new store located in a mixed-use center in Pasadena, California in September 2001. The store is currently performing below management's original expectations. Management expects sales to improve if consumers respond to a local advertising and pricing campaign, the apartments located above the store become more occupied, existing retail tenants become more established, parking, traffic flow and signage are enhanced and potential Gelson's customers accept and use the underground parking at the center. However, the occurrence of these events does not guarantee that sales at the Pasadena store will increase to originally estimated levels. Changes have been made to traffic flow in the garage and signage, but these changes have not yet resulted in a significant increase in sales. If sales at the Pasadena store do not materially increase, the Company's fixed assets at that store could become impaired. The Company has the right, under certain circumstances, to terminate its lease in the Spring of 2005.

        The Company's gross profit as a percent of sales was 43.5% in the second quarter of 2002 compared to 42.1% in the same period of 2001. Added controls over supply costs, product pricing decisions and increased buying allowances contributed to the increase in margins.

        Delivery, selling, general and administrative ("DSG&A") expense as a percent of sales was 37.5% in the second quarter of 2002 compared to 36.1% in the second quarter of 2001. Effective May 2002, the Company began making contributions to a multi-employer union pension plan. As described below, payments to the union pension plan had been suspended since late 1999. The monthly incremental cost related to the contribution reinstatement is approximately $270,000. DSG&A expense as a percent of sales also increased due to the opening of the Pasadena store as described above. In addition, an increase in workers' compensation premiums also contributed to the rise in DSG&A expense in spite of the Company's favorable safety record and excellent claims experience. The increase in expense was partially offset by income of $108,000 related to stock appreciation rights ("SARs") which the Company recorded in DSG&A due to a decrease in the Company's stock price during the second quarter of 2002. In the prior year, the Company recognized expense of $318,000 related to the SARs.

        The Company contributes to several multi-employer union pension plans. Contributions to the union pension plan covering the majority of the Company's employees were suspended in 1999. In May 2002, the Southern California United Food & Commercial Workers Unions and the Food Employers Joint Trust Funds reinstated the monthly contribution for all companies with employees belonging to these unions. The Board of Trustees of the Pension Fund stated that the contributions need to continue through at least the October 2002 work period and that it is too early to determine how long contributions will be required or whether a contribution suspension may occur again in the future. The Company anticipates average incremental monthly expense of approximately $270,000 as a result of the reinstatement. The actual pension payment is dependent upon straight-time hours earned and the required rate of contribution.

        Earlier in 2002, California passed legislation aimed at reforming the workers' compensation insurance industry in the state. At this point in time, the Company is unable to predict how this legislation will impact the insurance industry's rating process and, ultimately, the effect on premiums.

The Company anticipates that insurance premiums will increase beginning with the Company's next policy renewal period commencing on October 1, 2002. While the Company continues to devote substantial time and commitment to maintaining favorable safety records and claims experience, this does not preclude the Company from potentially experiencing a considerable increase in insurance costs.

        Stock-based compensation under the SARs program is subject to variable accounting in accordance with Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." As a result, the SARs compensation charge may vary each quarter depending on the market price of the Company's Class A Common Stock. Assuming the Company's stock price remains at the June 29, 2002 closing price of $60, the Company anticipates SARs compensation expense of approximately $268,000 on an after tax basis for the year ended December 28, 2002 of which $188,000 was recorded in the first half of 2002. Compensation expense related to SARs will be adjusted by approximately $20,000 after tax for each increase or decrease of one dollar in the Company's stock price. The above estimates are based on the number of outstanding SARs as of June 29, 2002. The exercise of these SARs could cause the estimates to vary.

        The Company procures approximately 22 percent of its product costs through Unified Western Grocers, Inc. ("Unified"), a grocery cooperative. As a member-patron, the Company is required to provide Unified with certain minimum deposits in order to purchase product from the cooperative. As of June 29, 2002, the Company had approximately $1,439,000 on deposit with Unified. The minimum deposit requirement is satisfied through a combination of cash and ownership of equity shares in Unified. Unified has recognized reductions in earned surplus in each of its fiscal years ending September 29, 2001 and September 30, 2000. Unified's Board of Directors has adopted an equity enhancement plan for its 2002 fiscal year. Under the equity enhancement plan, member-patrons may receive interest bearing subordinated patronage dividend certificates in lieu of amounts previously paid in cash. The Company has historically received less than $120,000 annually in patronage dividends in the form of cash and Class B shares. In the event Unified continues to incur reductions in earned surplus, the Company may face impairment issues relating to the deposits provided to Unified.

        Interest and dividend income was $499,000 in the second quarter of 2002 compared to $513,000 for the same period in 2001 primarily due to lower overall interest rates partially offset by higher average levels of interest bearing investments in 2002.

        Interest expense was $98,000 in the second quarter of 2002 compared to $165,000 in the second quarter of 2001 due to the prepayment of fixture financing debt in October 2001.

        Other income (expense) includes net gains (losses) realized on investments of ($362,000) and ($60,000) in 2002 and 2001, respectively.

        SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders' equity. Unrealized gains on available-for-sale securities were $855,000 (net of income tax expense of $589,000) in the second quarter of 2002 compared to unrealized losses of $136,000 (net of income tax benefits of $96,000) in the second quarter of 2001.

Year-To-Date Analysis

        Net income in the first six months of 2002 increased 6.2% to $7,309,000 compared to $6,885,000 during the first six months of 2001. Operating income increased 9.3% to $11,880,000 for the first half of 2002 compared to $10,868,000 in the same period of the prior year.

        Sales from the Company's 18 supermarkets (all of which are located in Southern California) were $199,270,000 in the first six months of 2002. This represents an increase of 4.2% over the first six months of 2001 when sales were $191,319,000. Same store sales increased 2.1% in the first half of 2002 compared to the prior year. The increase in same store sales reflects to some extent the positive impact of store remodel activity. The Pasadena store, as described previously, accounts for the remaining sales increase.

        The Company's gross profit as a percent of sales was 43.3% in the first six months of 2002 compared to 42.0% in the same period of 2001. Added controls over supply costs, product pricing decisions and increased buying allowances contributed to the increase in margins.

        DSG&A expense as a percent of sales was 37.3% in the first six months of 2002 compared to 36.3% in the same period of 2001. The increase in costs is primarily due to the multi-employer union pension reinstatement, higher workers' compensation premiums and the opening of the Pasadena store, as described previously.

        Interest and dividend income was $981,000 in the first six months of 2002 compared to $1,085,000 for the same period in 2001 primarily due to lower overall interest rates partially offset by higher average levels of interest bearing investments in 2002.

        Interest expense was $183,000 in the first six months of 2002 compared to $336,000 in the first six months of 2001 due to the prepayment of fixture financing debt in October 2001.

        Other income (expense) includes net gains (losses) realized on investments of ($344,000) and $17,000 in 2002 and 2001, respectively.

        SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders' equity. Unrealized gains on available-for-sale securities were $783,000 (net of income tax expense of $539,000) in the first six months of 2002 compared to unrealized losses of $226,000 (net of income tax benefits of $157,000) in the same period of 2001.

        During the first half of 2001, the Company purchased 109,927 shares of its Class A Common Stock which resulted in a reduction in the weighted average common shares outstanding. Consequently, basic and fully diluted net income per common share is $.05 higher in the first half of 2002 as compared to the same period of the prior year due to the reduction in shares.

CAPITAL EXPENDITURES/LIQUIDITY

        The Company generated cash from operating activities of approximately $18,212,000 for the twenty-six weeks ended June 29, 2002. Cash flows from operating activities resulted primarily from net income plus non-cash expenses and changes in operating working capital, including the timing of estimated income tax payments.

        The Company plans to utilize cash-on-hand (including investments) and cash flow from operations to fund capital expenditures in 2002. Capital expenditures of approximately $1,823,000 have been incurred during the twenty-six weeks ended June 29, 2002.

        The Company also has two revolving lines of credit totaling $8,000,000 available to fund operations and expansion. There were no outstanding balances against either of the revolving lines as of June 29, 2002.

        The following table sets forth the Company's contractual cash obligations and commercial commitments as of June 29, 2002.

	Contractual Cash Obligations (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
7% Subordinated Income Debentures Due September 2014 Including Interest	$2,303	$86	$172	$172	$1,873
Capital Lease Obligations Including Interest	1,809	347	695	659	108
Operating Leases	106,085	6,601	14,198	13,303	71,983

Total Contractual Cash Obligations	$110,197	$7,034	$15,065	$14,134	$73,964

	Other Commercial Commitments (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Standby Letter of Credit (1)	$244	$244

(1)
The standby letter of credit is maintained pursuant to the Company's workers' compensation self-insurance requirements for open claims incurred prior to 1976.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company currently has no bank debt or fixture financing. If the Company should obtain financing or draw on its existing lines of credit which bear interest at the bank's reference rate or the bank's adjusted LIBOR rate plus 0.9%, the Company could then be exposed to market risk related to interest fluctuations.

        A change in market prices exposes the Company to market risk related to its investments which totaled $16,229,000 as of June 29, 2002. A hypothetical 10% drop in the market value of these investments would result in a $1,623,000 unrealized loss and a corresponding decrease in the fair value of these instruments. This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

PART II. OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  The Annual Meeting of Stockholders was held on June 19, 2002.

  (b)
  Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominee for director as listed in the Proxy Statement. One nominee was elected by Class A stockholders at the Annual Meeting as follows:

		Votes
Class A:	Robert A. Davidow
	Term expires 2005
	For	1,796,162
	Abstain	19,688

          There were 13,852 broker non-votes.

          Continuing directors whose terms of office do not expire until 2003 or 2004 are:

      Daniel Lembark
      Ben Winters
      Bernard Briskin
      John G. Danhakl
      Kenneth A. Goldman

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits:

99.1
Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

99.2
Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K:

  On June 14, 2002, the Company filed a current report on Form 8-K under "Item 4. Changes in Registrant's Certifying Accountant."

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDEN GROUP, INC. Registrant
Date August 9, 2002	/s/ DAVID M. OLIVER David M. Oliver Chief Financial Officer (Authorized Signatory)

QuickLinks

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES