Form 10-Q
period 2002-09-28
ARDEN GROUP INC
filed 2002-10-30
CIK 225051

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2002
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of the registrant's classes of common stock as of September 28, 2002 was:

1,997,485 of Class A Common Stock
1,363,584 of Class B Common Stock

PART I. FINANCIAL INFORMATION

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands)	September 28, 2002	December 29, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,414	$15,103
Investments	23,792	18,851
Accounts and notes receivable, net	4,950	6,519
Inventories	13,591	14,748
Other current assets	1,905	3,544

Total current assets	76,652	58,765
Property for resale or sublease	51	728
Property, plant and equipment, net	52,826	56,618
Deferred income taxes	164	775
Other assets	4,283	4,640

Total assets	$133,976	$121,526

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$14,859	$16,794
Other current liabilities	16,754	13,814
Current portion of long-term debt	215	289

Total current liabilities	31,828	30,897
Long-term debt	2,340	3,134
Other liabilities	2,524	2,356

Total liabilities	36,692	36,387

Commitments and contingent liabilities
Stockholders' equity:
Common stock, Class A	838	835
Common stock, Class B	341	341
Capital surplus	4,311	3,680
Notes receivable from officer/director		(135)
Unrealized gain (loss) on available-for-sale securities	92	(653)
Retained earnings	95,455	84,824

	101,037	88,892
Treasury stock, at cost	(3,753)	(3,753)

Total stockholders' equity	97,284	85,139

Total liabilities and stockholders' equity	$133,976	$121,526

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In Thousands, Except Share and Per Share Data)	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Sales	$98,207	$96,920	$297,477	$288,239
Cost of sales	55,177	55,523	168,170	166,455

Gross profit	43,030	41,397	129,307	121,784
Delivery, selling, general and administrative expenses	37,796	36,113	112,193	105,632

Operating income	5,234	5,284	17,114	16,152
Interest and dividend income	333	583	1,314	1,668
Other income (expense), net	105	(7)	(239)	(5)
Interest expense	(65)	(155)	(248)	(491)

Income before income taxes	5,607	5,705	17,941	17,324
Income tax provision	2,285	2,325	7,310	7,059

Net income	$3,322	$3,380	$10,631	$10,265

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from available-for-sale securities:
Unrealized holding gains (losses) arising during the period	37	(225)	525	(491)
Reclassification adjustment for realized (gains) losses included in net income	(75)		220	40

Net unrealized gain (loss), net of income tax expense (benefit) of ($26) and $513 for 2002 and ($154) and ($311) for 2001, respectively	(38)	(225)	745	(451)

Comprehensive income	$3,284	$3,155	$11,376	$9,814

Net income per common share:
Basic	$.99	$1.01	$3.17	$3.02
Diluted	.99	1.01	3.16	3.01

Weighted average common shares outstanding:
Basic	3,361,069	3,347,569	3,352,874	3,403,122
Diluted	3,371,691	3,351,123	3,364,192	3,406,676

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Thirty-Nine Weeks Ended
(In Thousands)	September 28, 2002	September 29, 2001
Cash flows from operating activities:
Cash received from customers	$299,133	$290,038
Cash paid to suppliers and employees	(271,707)	(264,307)
Interest and dividends received	1,139	1,359
Interest paid	(273)	(520)
Income taxes paid	(5,317)	(5,800)

Net cash provided by operating activities	22,975	20,770

Cash flows from investing activities:
Capital expenditures	(2,396)	(7,369)
Purchases of investments	(15,078)	(4,382)
Sales of investments	11,286	190
Proceeds from the sale of property, plant and equipment	47	25

Net cash used in investing activities	(6,141)	(11,536)

Cash flows from financing activities:
Proceeds from exercise of stock options	540
Purchase of Company stock held in treasury		(4,783)
Principal payments on long-term debt		(1,087)
Principal payments under capital lease obligations	(198)	(190)
Loan payments received from officer/director	135

Net cash provided by (used in) financing activities	477	(6,060)

Net increase in cash and cash equivalents	17,311	3,174
Cash and cash equivalents at beginning of period	15,103	19,690

Cash and cash equivalents at end of period	$32,414	$22,864

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net income	$10,631	$10,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,174	5,758
Deferred income taxes	98	(286)
Provision for losses on accounts and notes receivable	93	99
Net (gain) loss from the disposal of property, plant and equipment	(32)	50
Realized loss (gain) on investments, net	239	(17)
Change in assets and liabilities net of effects from investing and financing activities:
(Increase) decrease in assets:
Investments	(130)	(112)
Accounts and notes receivable	1,708	1,795
Inventories	1,157	(215)
Other current assets	1,639	(1,484)
Other assets	125	(143)
Increase in liabilities:
Accounts payable and other accrued expenses	1,105	5,025
Other liabilities	168	35

Net cash provided by operating activities	$22,975	$20,770

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation and Principles of Consolidation

        The consolidated financial statements of Arden Group, Inc. (the "Company") include the accounts of the Company and its direct and indirect subsidiaries. Intercompany balances and transactions are eliminated. Arden Group is a holding company which, through its Gelson's Markets subsidiary, operates sixteen Gelson's and two Mayfair supermarkets in Southern California.

        The accompanying consolidated financial statements for the three and nine months ended September 28, 2002 and September 29, 2001 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles ("GAAP") for interim financial information. These financial statements have not been audited by independent public accountants but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented. The accompanying consolidated balance sheet as of December 29, 2001 has been derived from audited financial statements and, accordingly, does not include all disclosures required by GAAP as permitted by interim reporting requirements. The results of operations for the three and nine months ended September 28, 2002 are not necessarily indicative of the results to be expected for the full year ending December 28, 2002.

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

3. Recently Issued Accounting Standards

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("SFAS") 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." These statements changed the accounting for business combinations and goodwill in two significant ways. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Effective December 30, 2001, the Company adopted SFAS 142 and the new standard had no impact on the Company's consolidated financial statements.

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

        In June 2002, the Financial Accounting Standards Board issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002.

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

  •
  the ability of vendors, including Unified Western Grocers, Inc., to continue providing products and services in a timely manner;

  •
  consolidations in the supermarket industry and competition from other supermarkets and retailers of food, some of which are non-union;

  •
  the financial impact of union labor contract terms upon re-negotiation;

  •
  potential disruptions from labor disputes, terrorists acts or national emergencies;

  •
  the ability to renew current leases at favorable rates;

  •
  the ability of the Company to materially increase sales at its new Pasadena store through, among other things, the success of the Company's local advertising campaign in Pasadena, the timing and occupancy of the apartments in the mixed-use center where the Company's Pasadena store is located, the nature and success of the other tenants' businesses in the center and the ability of potential Gelson's customers to accept and use underground parking and validation system at this center;

  •
  the amount of future premium increases incurred by the Company in order to maintain adequate insurance coverage;

  •
  the Company's workers' compensation safety records and claims experience and any changes to the insurance industry's rating process and premium schedules;

  •
  the term of any future suspension and subsequent reinstatement of union pension contributions, the number of hours worked by the applicable union employees, the required rate of contribution and the future rate of return received by the union pension plans on their investments;

  •
  the adequacy of self-insurance reserves for reported claims and incurred but not reported claims and changes in the inflation rate affecting health care costs;

  •
  the impact of uninsured losses;

  •
  any changes in assumptions or market conditions that could affect management's estimate of future cash flows when evaluating assets for impairment.

Critical Accounting Policies

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Management has established accounting policies that they believe are appropriate in order to ensure the accurate reporting of the Company's operating results, financial position and cash flows. The Company applies these accounting policies in a consistent manner. Management bases their estimates on historical experience, current and expected economic conditions and various other factors that management believes to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company reevaluates these significant factors and makes adjustments where facts and circumstances dictate. Future events and their effects cannot be determined with absolute certainty, and therefore actual results may differ from these estimates.

        Management believes that the following accounting policies are the most critical in the preparation of the Company's financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

  General & Auto Liability Costs

        The Company is primarily self-insured for losses related to general and auto liability claims for up to $250,000 and $100,000, respectively. Accruals are based on reported claims and an estimate of claims incurred but not reported. The Company's liability reserve for unpaid and incurred but not reported claims at September 28, 2002 was approximately $1,324,000. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims.

  Asset Impairments

        The Company monitors the carrying value of long-lived assets for potential impairment each quarter whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment is determined by comparing projected undiscounted cash flows to be generated by the asset to its carrying value. If impairment is identified, a loss would be recorded equal to the excess of the asset's net book value over the asset's fair value.

  Inventories

        The Company estimates inventory shortages based on historical experience and other factors. Valuation allowances are recorded based on these estimates to properly reflect inventory at the balance sheet date.

  Revenue Recognition

        The Company recognizes revenue at the time of sale. Discounts given to customers are recorded at the point of sale as a reduction of revenues. Vendor incentives are recognized when earned. The Company maintains a bad debt allowance for receivables from vendors and Gelson's credit card sales. Valuation reserves are adjusted periodically based on historical recovery rates.

Third Quarter Analysis

        Net income in the third quarter of 2002 decreased 1.7% to $3,322,000 compared to $3,380,000 during the third quarter of 2001. Operating income decreased 0.9% to $5,234,000 in 2002 compared to $5,284,000 in the prior year.

        Sales from the Company's 18 supermarkets (all of which are located in Southern California) were $98,207,000 in the third quarter of 2002 representing an increase of 1.3% over the third quarter of 2001. Although same store sales decreased 0.9% in the third quarter 2002 reflecting the negative impact of new store openings by competitors partially offset by improved sales as a result of prior year remodeling activity, overall sales increased 2.2% as a result of the opening of a new store located in a mixed-use center in Pasadena, California in September 2001. The Pasadena store is currently performing below management's original expectations. Management expects sales at the Pasadena store to improve if consumers respond to a local advertising campaign, the apartments located above the store become more occupied, existing retail tenants become more established and potential Gelson's customers accept and use the underground parking at the center. However, the occurrence of these events does not guarantee that sales at the Pasadena store will increase to originally estimated levels. Enhancements have been made to traffic flow in the garage and signage, but these changes have not yet resulted in a significant increase in sales. If sales at the Pasadena store do not materially increase, the Company's fixed assets at that store could become impaired. The Company has the right, under certain circumstances, to terminate its lease in the Spring of 2005.

        The Company's gross profit as a percent of sales was 43.8% in the third quarter of 2002 compared to 42.7% in the same period of 2001. Product pricing decisions, increased buying allowances and lower supply costs contributed to the increase in margins.

        Delivery, selling, general and administrative ("DSG&A") expense as a percent of sales was 38.5% in the third quarter of 2002 compared to 37.3% in the third quarter of 2001. Effective May 2002, the Company recommenced making contributions to a multi-employer union pension plan. As described below, payments to the union pension plan had been suspended since late 1999. The quarterly incremental cost related to the contribution reinstatement is approximately $817,000. DSG&A expense as a percent of sales also increased due to the opening of the Pasadena store as described above. In addition, an increase in workers' compensation premiums also contributed to the rise in DSG&A expense. The increase in expense was partially offset by the $47,000 reversal of previously recorded expense related to stock appreciation rights ("SARs") which the Company recorded due to a decrease in the Company's stock price during the third quarter of 2002. In the third quarter of 2001, the Company reversed $75,000 in previously recorded expense related to SARs.

        The Company contributes to several multi-employer union pension plans. Contributions to the union pension plan covering a majority of the Company's employees were suspended in 1999. In May 2002, the Southern California United Food & Commercial Workers Unions and the Food

Employers Joint Trust Funds reinstated the monthly contribution requirement for all companies with employees belonging to these unions. The Board of Trustees of the Pension Fund recently advised the Company that contributions to the multi-employer union pension fund will be suspended for hours worked in November and December 2002. Contributions to the multi-employer union pension fund may be reinstated thereafter. During the third quarter of 2002, the Company incurred average incremental monthly expense of approximately $272,000 for this pension contribution. The actual pension payment is dependent upon straight-time hours worked and the required rate of contribution.

        The Company purchases guaranteed costs workers' compensation insurance. Effective October 2002, the annual renewal premium for workers' compensation increased $1,900,000 over the prior year. The Company devotes substantial time and commitment to maintaining a safe work environment. Earlier in 2002, California passed legislation effective January 2003, aimed at reforming the workers' compensation insurance system in the state. At this point in time, the Company is unable to predict how this legislation will impact the insurance industry's rating process and, ultimately, the long-term effect on future premiums. The Company continues to review opportunities to contain workers' compensation insurance costs.

        Stock-based compensation under the SARs program is subject to variable accounting in accordance with Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." As a result, the SARs compensation charge may vary each quarter depending on the market price of the Company's Class A Common Stock. Assuming the Company's stock price remains at the September 28, 2002 closing price of $56.25, the Company anticipates SARs compensation expense of approximately $194,000 on an after tax basis for the year ended December 28, 2002 of which $161,000 was recorded in the thirty-nine weeks ending September 28, 2002. Compensation expense related to SARs will be adjusted by approximately $20,000 after tax for each increase or decrease of one dollar in the Company's stock price. The above estimates are based on the number of outstanding SARs as of September 28, 2002. The exercise of these SARs could cause the estimates to vary.

        The Company procures approximately 22 percent of its product costs through Unified Western Grocers, Inc. ("Unified"), a grocery cooperative. As a member-patron, the Company is required to provide Unified with certain minimum deposits in order to purchase product from the cooperative. As of September 28, 2002, the Company had approximately $1,439,000 on deposit with Unified. The minimum deposit requirement is satisfied through a combination of cash and ownership of equity shares in Unified. Unified has recognized reductions in earned surplus in each of its fiscal years ending September 29, 2001 and September 30, 2000. Unified's Board of Directors has adopted an equity enhancement plan for its 2002 fiscal year. Under the equity enhancement plan, member-patrons may receive interest bearing subordinated patronage dividend certificates in lieu of amounts previously paid in cash. In recent years, the Company has received less than $120,000 annually in patronage dividends in the form of cash and Class B shares of Unified. In the event Unified continues to incur reductions in earned surplus, the Company may face impairment issues relating to the deposits provided to Unified.

        Interest and dividend income was $333,000 in the third quarter of 2002 compared to $583,000 for the same period in 2001, primarily due to lower overall interest rates partially offset by higher average levels of interest bearing investments in 2002.

        Interest expense was $65,000 in the third quarter of 2002 compared to $155,000 in the third quarter of 2001, due to the prepayment of fixture financing debt in October 2001.

        Other income (expense) includes net gains realized on investments of $105,000 in 2002.

        SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders' equity. Unrealized losses on available-for-sale securities were $38,000 (net of income tax benefits of $26,000) in the third quarter of 2002 compared to unrealized losses of $225,000 (net of income tax benefits of $154,000) in the third quarter of 2001.

Year-To-Date Analysis

        Net income in the first nine months of 2002 increased 3.6% to $10,631,000 compared to $10,265,000 during the first nine months of 2001. Operating income increased 6.0% to $17,114,000 for the nine months of 2002 compared to $16,152,000 in the same period of the prior year.

        Sales from the Company's 18 supermarkets were $297,477,000 in the first nine months of 2002. This represents an increase of 3.2% over the first nine months of 2001 when sales were $288,239,000. The Pasadena store, as described previously, accounts for the majority of the sales increase. Same store sales increased 1.1% in the first nine months of 2002 compared to the prior year. The increase in same store sales reflects the positive impact of prior year store remodel activity offset by the negative impact of new store openings by competitors.

        The Company's gross profit as a percent of sales was 43.5% in the first nine months of 2002 compared to 42.3% in the same period of 2001. Product pricing decisions, increased buying allowances and lower supply costs contributed to the increase in margins.

        DSG&A expense as a percent of sales was 37.7% in the first nine months of 2002 compared to 36.6% in the same period of 2001. The increase in costs is primarily due to the multi-employer union pension reinstatement, higher workers' compensation premiums and the opening of the Pasadena store, as described previously.

        Interest and dividend income was $1,314,000 in the first nine months of 2002 compared to $1,668,000 for the same period in 2001, primarily due to lower overall interest rates partially offset by higher average levels of interest bearing investments in 2002.

        Interest expense was $248,000 in the first nine months of 2002 compared to $491,000 in the first nine months of 2001, due to the prepayment of fixture financing debt in October 2001.

        Other income (expense) includes net gains (losses) realized on investments of ($239,000) and $17,000 in 2002 and 2001, respectively.

        SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders' equity. Unrealized gains on available-for-sale securities were $745,000 (net of income tax expense of $513,000) in the first nine months of 2002 compared to unrealized losses of $451,000 (net of income tax benefits of $311,000) in the same period of 2001.

        During the first nine months of 2001, the Company purchased 109,927 shares of its Class A Common Stock which resulted in a reduction in the weighted average common shares outstanding. Consequently, basic and fully diluted net income per common share is $.05 higher in the first nine months of 2002 as compared to the same period of the prior year due to the reduction in shares.

CAPITAL EXPENDITURES/LIQUIDITY

        The Company generated cash from operating activities of approximately $22,975,000 for the thirty-nine weeks ended September 28, 2002. Cash flows from operating activities resulted primarily from net income plus non-cash expenses and changes in operating working capital, including the timing of estimated income tax payments.

        The Company plans to utilize cash-on-hand (including investments) and cash flow from operations to fund capital expenditures in 2002. Capital expenditures of approximately $2,396,000 have been incurred during the thirty-nine weeks ended September 28, 2002.

        The Company also has two revolving lines of credit totaling $8,000,000 available to fund operations and expansion. There were no outstanding balances against either of the revolving lines as of September 28, 2002.

        The following table sets forth the Company's contractual cash obligations and commercial commitments as of September 28, 2002.

	Contractual Cash Obligations (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
7% Subordinated Income Debentures Due September 2014 Including Interest	$2,260	$86	$172	$172	$1,830
Capital Lease Obligations Including Interest	1,722	347	695	637	43
Operating Leases	104,704	6,861	14,296	13,232	70,315

Total Contractual Cash Obligations	$108,686	$7,294	$15,163	$14,041	$72,188

	Other Commercial Commitments (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Standby Letter of Credit (1)	$244	$244

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

        A change in market prices exposes the Company to market risk related to its investments which totaled $23,792,000 as of September 28, 2002. A hypothetical 10% drop in the market value of these investments would result in a $2,379,000 unrealized loss and a corresponding decrease in the fair value of these instruments. This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

ITEM 4. CONTROLS AND PROCEDURES

        Within the 90-day period prior to the filing of this report, an evaluation was carried out by the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ARDEN GROUP, INC. Registrant

Date October 30, 2002	/s/ DAVID M. OLIVER David M. Oliver Chief Financial Officer (Authorized Signatory)

CERTIFICATIONS

I, Bernard Briskin, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Arden Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002	/s/ BERNARD BRISKIN
	Signature:	Bernard Briskin
	Title:	Chief Executive Officer

CERTIFICATIONS, Continued

I, David M. Oliver, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Arden Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002	/s/ DAVID M. OLIVER
	Signature:	David M. Oliver
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit 99.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

PART I. FINANCIAL INFORMATION
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PART II. OTHER INFORMATION
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS, Continued
EXHIBIT INDEX