Form 10-K
period 2002-12-28
ARDEN GROUP INC
filed 2003-03-20
CIK 225051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2002

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

Registrant’s telephone number, including area code (310) 638-2842

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate yes by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the Class A Common Stock last sold on June 28, 2002, the last business day of the registrants most recently completed second fiscal quarter was $69,074,991.

The number of shares outstanding of the registrant’s classes of common stock as of March 3, 2003 was:

2,016,985 of Class A Common Stock

1,363,584 of Class B Common Stock

PART I

Item 1.	Business;

Item 2.	Properties; and

General

The Registrant, Arden Group, Inc. (the “Company”), is a holding company with certain real estate holdings which conducts other operations through its wholly-owned subsidiary, Arden-Mayfair, Inc. (“Arden-Mayfair”).  Arden-Mayfair’s wholly-owned subsidiary, Gelson’s Markets (“Gelson’s”), operates supermarkets in Southern California.

Arden Group, Inc. is headquartered at 2020 South Central Avenue, Compton, California 90220 and its telephone number is (310) 638-2842.

Business and Properties

Market Operations

Gelson’s currently operates 18 supermarkets in Southern California.  As of December 28, 2002, 16 supermarkets operated under the name “Gelson’s” and two under the name “Mayfair.”  In January 2003, one of the Mayfair locations was converted to the Gelson’s name and format as part of a major remodel.  Gelson’s and Mayfair are self-service cash-and-carry markets which offer a broad selection of local and national brands as well as a limited number of private label items.  Gelson’s targets the consumer who values superior customer service, merchandise presentation, selection and quality products.

Store Formats and Business Strategy

Gelson’s business strategy is to offer a comfortable shopping experience which is superior to its competitors in terms of customer service and merchandise selection and presentation.  The goal of this strategy is to continue to develop and maintain Gelson’s loyal base of customers and appeal to potential new customers.  Central elements of this strategy are as follows:

Merchandise  The merchandise offerings in the markets are tailored in response to Gelson’s customer profile.  Gelson’s stores, which range in size from approximately 18,000 to 40,000 square feet, typically carry a wide range of items, including all of the traditional grocery categories such as dry groceries, produce, meat, seafood, bakery, dairy, wine and liquor, floral, sushi, vitamins, health and natural food products, health and beauty aids and a selection of organic products.  Gelson’s perishables are premium products, which are rigorously maintained and culled as appropriate to assure quality and freshness.  Gelson’s merchandising emphasizes specialty items such as imported foods and unusual delicatessen items, and items found in service departments such as seafood, sit-down coffee areas, bakeries and service deli.  The one remaining Mayfair store is approximately 24,000 square feet and offers a merchandise selection equal in quality to a Gelson’s but generally less broad.

Service   Gelson’s emphasizes customer service by offering a variety of service departments including seafood, delicatessen, floral, sushi and bakery departments.  Some Gelson’s stores include additional service departments such as fresh pizza, coffee bars and carving carts offering cooked turkey and other meats.  Additionally, selected stores offer banking and pharmacy services through third parties.  Stores are staffed so that, even at peak times, customer checkout time is minimized.  In addition to checkers, there are usually personnel assigned to bagging and carrying out purchases.  All employees are encouraged to know customers by name and assist them whenever possible.  All stores offer Company credit cards to qualified customers as well as allowing customers the option of paying for their purchases with cash, checks or credit and debit cards.  Stores are typically open 14 to 17 hours per day, with hours of operation determined by local code or lease provisions, or as appropriate for the business characteristics of a specific area.

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

Expansion and Store Development   Management regularly evaluates the feasibility of opening new stores in and outside its existing trade area and remodeling existing stores in order to maximize the existing stores’ appeal to consumers and their profit potential.  In 2002 capital expenditures totaled $4,023,000 including initial costs related to a major remodel in progress at year-end.

Advertising and Promotion   Gelson’s advertises in newspapers on a limited basis.  Direct advertising is very limited (primarily newsletters and direct mail) and is typically event rather than price oriented, emphasizing, for example, special holiday selections, specialty items and services, recipes and new products.

Competition

The retail grocery business is very competitive.  Competition in the supermarket business is based primarily upon price, merchandise variety and quality, service and location.  The number of stores, market share and availability of capital are also important competitive factors.  Gelson’s is in direct competition with numerous local outlets of regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson’s), independent grocery stores, convenience stores, specialty and gourmet markets and food departments in mass merchandise and club stores.  Competition also exists from many other types of retailers with respect to particular products.  Gelson's competes primarily by offering a combination of high-quality products and superior customer service.  The Company also believes that Gelson’s prime store locations and long-standing reputation add to its competitive strength.

Certain competitors of the Company have recently commenced offering home delivery as an addition to their existing retail store operations.  The Company continues to monitor and evaluate opportunities for home delivery, but has elected not to do so at this time.

Seasonality

Gelson’s business is somewhat seasonal, with sales tending to increase during the last quarter of the year due to the holiday season.

Support and Other Services

Each store has an on-site stockroom, the size of which varies for each store. In addition, Gelson’s operates a 98,000 square foot warehouse and an adjacent 4,000 square foot truck service facility in the City of Commerce, California.  The central warehouse distributes to the stores fresh produce, liquor, wine, floral and certain grocery items.  On a limited basis, the stores also receive meat, delicatessen, paper goods, health and beauty aids, hardware and supply items from the warehouse.

The bulk of all merchandise purchasing takes place at Gelson’s office in Encino, California.  Approximately 41% of the purchases are distributed through the central warehouse; the remainder are delivered directly to the stores from manufacturers or wholesalers.  The central purchasing and distribution operations are conducted based on electronic in-store ordering systems.  Stores place and receive orders for merchandise up to six days per week, with perishables ordered more frequently than other goods.

The largest supplier for the stores is Unified Western Grocers, Inc. (formerly Certified Grocers), a cooperative wholesaler which has been a supplier to the Company for approximately twenty-eight years and which accounted for approximately 22% of Gelson’s purchases in 2002.  No other supplier accounts for a material percentage of Gelson’s purchases.  The Company believes that there would be a negative impact if the Company were to lose Unified Western Grocers, Inc. as a supplier for Gelson’s, but that such impact would likely be mitigated by a combination of events, which could include:  (i) purchasing certain items for direct store delivery, thereby freeing warehouse capacity to allow other items to be purchased through the warehouse and (ii) purchasing certain products through other wholesalers.  However, such a loss could have a short-term adverse effect on the performance of Gelson’s.

Employees

Gelson’s has approximately 1,147 full-time and 1,149 part-time store, warehouse and office employees.  Most Gelson’s employees are covered by union collective bargaining agreements that establish working conditions, benefits, hours, rates of pay and procedures for the orderly settlement of disputes.  In general, these agreements have been negotiated on an area-wide and industry-wide basis.  The Company believes that its employee relations are good.

In addition, Arden-Mayfair has approximately 64 full-time employees at its executive and headquarters offices, some of whom are covered by a collective bargaining agreement.

Properties

The Company currently owns two of its freestanding supermarket properties and a shopping center in which a Gelson’s Market is located.  The shopping center owned by the Company, located in Calabasas, California, consists of approximately 18,000 square feet of space leased to multiple tenants in addition to the approximately 40,000 square foot Gelson’s Market.  Fifteen supermarkets and the warehouse and distribution facilities which service the markets are leased.  Gelson's corporate offices in Encino, California are also leased.  Generally, supermarkets are leased for terms of 20 years initially and may include options up to an additional 20 years under leases which generally stipulate a minimum rental against a percentage of gross sales.  The average term remaining on the supermarket leases, including renewal options, is approximately 19 years.  The 18 markets range in size from approximately 18,000 to 40,000 square feet.  Gelson’s warehouse, distribution and truck service facilities in the City of Commerce, California are leased and contain approximately 102,000 square feet.  The term of the lease expires in November 2017 including renewal options.

The Company owns its 30,000 square foot corporate headquarters office building in Compton, California.  In addition, AMG Holdings, Inc. (“AMG Holdings”), a wholly-owned subsidiary of Arden-Mayfair, leases a 64,000 square foot building in Los Angeles consisting of office and warehouse space, which is subleased until the lease on the property expires in 2012 (including renewal options).

Governmental Regulation

Gelson’s is subject to regulation by a variety of governmental agencies, including the U.S. Food and Drug Administration, the California Department of Alcoholic Beverage Control, and state and local health departments.  The Company believes that Gelson’s and Mayfair store operations comply with all federal, state and local health, environmental and other laws and regulations.  Although the Company cannot predict the effect of future laws or regulations on its operations, expenditures for continued compliance with current laws are not expected to have a material adverse effect on Gelson’s competitive position or the Company’s consolidated financial position, results of operations or cash flows.

Item 3.    Legal Proceedings

Legal Proceedings

The Company and certain of its subsidiaries are involved in a number of pending legal and/or administrative proceedings.  Such proceedings are not expected individually or in the aggregate to have a material adverse impact upon either the Company’s consolidated financial position, results of operations or cash flows.  See Note 15 of Notes to Consolidated Financial Statements.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

(a)

The Company’s Class A Common Stock (“Class A”) is traded over-the-counter in the NASDAQ National Market System.  During the past two years, the range of high and low sales prices (not including markups, markdowns or commissions) for each quarterly period was, according to NASDAQ, the following:

	2002		2001
	High	Low	High	Low

1st Quarter	69.95	57.00	43.00	36.75
2nd Quarter	67.50	52.00	55.00	40.16
3rd Quarter	63.49	51.51	58.00	38.00
4th Quarter	61.75	51.20	62.20	44.00

There is no established public trading market for the Company’s Class B Common Stock (“Class B”), which is subject to various restrictions on transfer.  Class B is convertible, at the option of the holder, into Class A on a share-for-share basis.

(b)

As of December 28, 2002, there were 1,139 holders of record of the Company’s Class A, with aggregate holdings of 1,998,735 shares of Class A.  This does not include 1,357,200 shares of the Company’s Class A owned by AMG Holdings.  As of the same date, there were 9 holders of record of the Company’s Class B, with aggregate holdings of 1,363,584 shares of Class B.

(c)	No dividends have been paid on either Class A or Class B during the past three years. Cash or property dividends on Class B are restricted to an amount equal to 90% of any dividend paid on Class A.

Item 6.	Selected Financial Data

ARDEN GROUP, INC. and consolidated subsidiarIES

(In Thousands, Except Share and Per Share Data)	2002	2001	2000	1999	1998

Operations For The Year:

Sales	$401,378	$391,880	$359,994	$324,168	$296,487
Gross profit	174,462	165,578	149,110	131,722	119,892
Operating income	22,343	20,112	19,838	16,830	16,010
Other income (expense), net	1,644	1,926	1,019	1,009	1,085
Income tax provision	9,641	8,731	8,498	6,122	7,014
Net income	$14,346	$13,307	$12,359	$11,717	$10,081

Depreciation and amortization	$8,139	$7,872	$6,719	$5,824	$5,618

Financial Position At Year-End:

Total assets	$137,353	$121,526	$118,160	$111,279	$93,126
Working capital	48,760	27,868	27,424	24,677	25,747
Long-term debt	2,283	3,134	6,735	8,322	6,369
Stockholders’ equity	101,191	85,139	77,267	69,276	58,358
Capital expenditures	4,023	10,066	9,882	19,630	4,244

Per Share Data:

Net income per share - basic	$4.28	$3.93	$3.52	$3.27	$2.81
Net income per share - diluted	$4.26	$3.92	$3.52	$3.27	$2.81

Basic weighted average shares outstanding	3,355,020	3,389,234	3,513,028	3,585,472	3,585,472
Diluted weighted average shares outstanding	3,365,961	3,398,671	3,515,117	3,585,472	3,585,472

All years are 52 weeks.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company.  Certain statements contained in Management’s Discussion and Analysis, in other parts of this report and in other Company filings are forward-looking statements.  These statements discuss, among other things, future sales growth, operating results and financial condition.  Forward-looking statements reflect the Company’s current plans and expectations regarding important risk factors and are based on information currently available to us.

The Company cautions readers that any forward-looking statements contained in this report or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors.  The following factors, among others, could affect the Company’s financial results and could cause the Company’s financial performance to differ materially from the expectations expressed in any forward-looking statement made by or on behalf of the Company:

•     the strength of the U.S. economy, in particular, the economic conditions in Southern California;

•     the effects of and changes in fiscal policies and laws, as well as, changes in accounting policies and practices;

•     inflation or deflation;

•      potential business disruptions from acts of terrorism or national emergencies;

•     the impact of fluctuations in the Company’s stock price on compensation expense;

•     the ability of vendors, including Unified Western Grocers, Inc., to continue providing products and services in a timely manner;

•     consolidations in the supermarket industry and competition from other supermarkets and food retailers, some of which are non-union;

•     the ability to renew current leases at favorable rates;

•     the ability of the Company to materially increase sales at its new Pasadena store which is dependent upon, among other things, the nature and success of the other tenants’ businesses in the center and the ability of potential Gelson’s customers to accept and use the center’s underground parking and validation system;

•     whether the landlord of the Century City Shopping Center implements a major construction project, the details of such project as and if implemented, and the effect of such project on the Gelson's store;

•     the amount of future premium increases incurred by the Company in order to maintain adequate insurance coverage;

•     the impact of the Company’s workers’ compensation safety records and claims experience and any changes to the insurance industry’s rating process and premium schedules on workers’ compensation expense;

•     the retirement of existing senior management;

•     the term of any future suspension and subsequent reinstatement of union pension contributions, the number of hours worked by the applicable union employees, the required rate of contribution and the future rate of return received by the union pension plans on their investments;

•     the adequacy of self-insurance reserves for reported claims and incurred but not reported claims and the rate of increase in health care costs;

•     the impact of uninsured losses;

•     any changes in assumptions or market conditions that could affect management’s estimate of future cash flows when evaluating assets for impairment.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities.  Management has established accounting policies that they believe are appropriate in order to ensure the accurate reporting of the Company’s operating results, financial position and cash flows.  The Company applies these accounting policies in a consistent manner.  Management bases their estimates on historical experience, current and expected economic conditions and various other factors that management believes to be reasonable under the circumstances.  These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  The Company reevaluates these significant factors and makes adjustments where facts and circumstances dictate.  Future events and their effects cannot be determined with absolute certainty, and therefore actual results may differ from these estimates.

Management believes that the following accounting policies are the most critical in the preparation of the Company’s financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

Investments

Investments are accounted for under the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date.  Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale investments and any unrealized holding gains and losses are included as a separate component of stockholders’ equity.

Inventories

The Company estimates inventory adjustments based on historical experience derived from periodic physical inventories and other factors.  Allowances for inventory adjustments are recorded based on these estimates to properly reflect inventory at the balance sheet date.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment each quarter whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  Impairment is determined by comparing projected undiscounted cash flows to be generated by the asset to its carrying value.  If impairment is identified, a loss would be recorded equal to the excess of the asset’s net book value over the asset’s fair value.

General & Auto Liability Costs

The Company is primarily self-insured for losses related to general and auto liability claims for up to $250,000.  Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims.

Revenue Recognition

The Company recognizes revenue at the time of sale.  Discounts given to customers are recorded at the point of sale as a reduction of revenues.  The Company maintains a bad debt allowance for receivables from vendors and Gelson’s credit card sales.  Valuation reserves are adjusted periodically based on historical recovery rates.

Merchandise Costs

Vendor rebates, credits and promotional allowances that relate to the Company’s buying and merchandising activities, including lump-sum payments associated with long-term contracts, are recorded as a component of merchandise costs as they are earned in accordance with the underlying agreement.

Stock Options and Stock Appreciation Rights

The Company accounts for its Stock Option Plan using the intrinsic value based method prescribed in Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees.”  Accordingly, no compensation cost has been recognized in the Company’s Statements of Operations and Comprehensive Income for fiscal years 2002, 2001 or 2000.  SFAS 123, “Accounting for Stock-Based Compensation,” encourages adoption of a fair value based method for valuing the cost of stock-based compensation.  However, it allows companies to use the intrinsic value based method prescribed by APB 25 and disclose pro forma net earnings and earnings per share in accordance with SFAS 123.

Stock-based compensation under the SARs program is subject to variable accounting in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”  As a result, changes in the market price of the Company’s Class A Common Stock impacts the SARs compensation charge.

Results of Operations

2002 Compared to 2001

Income before income taxes in 2002 increased 8.8% to $23,987,000 compared to $22,038,000 during 2001. Operating income increased 11.1% to $22,343,000 in 2002 compared to $20,112,000 in 2001.

Sales from the Company’s 18 supermarkets (all of which are located in Southern California) were $401,378,000 in 2002.  This represents an increase of 2.4% over 2001, which were $391,880,000.  The majority of the sales increase is attributable to the opening of the Pasadena store in September 2001.  Same store sales increased 1.0% in 2002 compared to the prior year.

In September 2001, the Company opened a Gelson’s Market in a multi-use center in Pasadena, California which is currently performing significantly below management’s expectations.  Sales at the Pasadena store should improve as existing retail tenants become more established and potential Gelson’s customers accept and use the underground parking at the center.  However, the occurrence of these events does not guarantee that sales at the Pasadena store will increase to originally estimated levels.  Enhancements have recently been made to the interior of the store, as well as to traffic flow in the garage and signage, but these changes have not yet resulted in a significant increase in sales.  If sales at the Pasadena store do not materially increase, the Company’s fixed assets at that store could become impaired.  The Company has the right, under certain circumstances, to terminate its lease in the Spring of 2005 which would result in a significant write-off of fixed assets and other costs.

The Company’s gross profit as a percent of sales was at 43.5% in 2002 compared to 42.3% in 2001.  Product pricing decisions, increased buying allowances and to a limited extent lower supply costs contributed to the increase in margins.

Delivery, selling, general and administrative (“DSG&A”) expense as a percent of sales was 37.9% in 2002 compared to 37.1% in 2001.  Effective May 2002, the Company’s contributions to a multi-employer union pension plan were reinstated for a period of six months.  As described below, payments to the union pension plan had been suspended since late 1999.  The additional cost related to the contribution reinstatement was approximately $1,638,000 in 2002.  DSG&A expense as a percent of sales also increased in 2002 due in part to the inclusion of the Pasadena store for a full fiscal year.  In addition, an increase in workers’ compensation premiums and union health care costs contributed to the rise in DSG&A expense.  Compensation expense relating to stock appreciation rights (“SARs”) decreased from $1,223,000 in 2001 to $481,000 in 2002.

The Company contributes to several multi-employer union pension plans.  Contributions to the union pension plan, covering a majority of the Company’s employees, were suspended in 1999.  In May 2002, the Southern California United Food & Commercial Workers Unions and the Food Employers Joint Trust Funds (the “Trust”) reinstated for six months the contribution requirement for all companies with employees belonging to these unions.  Contributions to the multi-employer union pension fund were suspended by the Trust for hours worked during the four month period beginning November 2002 and ending February 2003 and reinstated for hours worked commencing March 2003.  During the six month reinstatement period in fiscal 2002, the Company incurred average incremental monthly expense of approximately $273,000.  The actual pension payment is dependent upon straight-time hours worked and the required rate of contribution.

Stock-based compensation is subject to variable accounting in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”  As a result, changes in the market price of the Company’s Class A Common Stock impacts the compensation charge related to SARs.  Assuming the Company’s stock price remains at the December 28, 2002 closing price of $60.95, the Company anticipates 2003 SARs compensation expense of approximately $95,000 on an after tax basis related to the additional vesting of SARs.  Each dollar increase or decrease in the Company’s stock price will result in approximately $23,000 after tax compensation expense or expense reduction to the extent compensation expense was previously recognized, respectively.  The above estimates are based on the number of outstanding SARs as of

December 28, 2002.  The exercise of these SARs or the issuance of additional SARs would cause the estimates to vary.

Since October 1995, the Company has purchased guaranteed costs workers’ compensation insurance.  Effective October 2002, the annual premium for workers’ compensation increased $1,900,000 over the prior year due primarily to the expiriation of a low premium policy and to industry wide price increases.  Earlier in 2002, California passed legislation effective January 2003, aimed at reforming the workers’ compensation insurance system in the state.  At this point in time, the Company is unable to predict how this legislation will impact the insurance industry’s rating process and, ultimately, the long-term effect on future premiums.  The Company devotes substantial time and commitment to maintaining a safe work environment and continues to review opportunities to contain workers’ compensation insurance costs.

The Company is primarily self-insured for losses related to general and auto liability claims for up to $250,000.  Accruals are based on reported claims and an estimate of claims incurred but not reported.  The Company’s liability reserve for unpaid and incurred but not reported claims at December 28, 2002 was approximately $1,057,000.  While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims.

The Company also carries property, business interruption, fiduciary, directors and officers, crime, earthquake, special event and employee practices liability insurance.  Management believes, based on recent and past experience, that current insurance coverage is adequate to meet the requirements of the Company.

The Company procures approximately 22 percent of its product through Unified Western Grocers, Inc. (“Unified”), a grocery cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits and credit in order to purchase product from the cooperative.  As of December 28, 2002, the Company had approximately $1,418,000 on deposit with Unified.  The minimum deposit requirement is satisfied through a combination of cash, credit and ownership of equity shares in Unified.  In September 2002, Unified’s Board of Directors authorized a quasi-reorganization that eliminated its accumulated deficit in retained earnings and restated assets and liabilities to their fair values.  Unified’s Board of Directors has adopted an equity enhancement plan for its 2002 fiscal year.  Under the equity enhancement plan, member-patrons will receive five-year low interest bearing subordinated patronage dividend certificates in lieu of amounts previously paid in cash and Class B shares.  In 2002, the Company earned approximately $149,000 in subordinated patronage dividend certificates.  In the event Unified continues to incur reductions in earned surplus, the Company may face impairment issues relating to the deposits provided to Unified.  In view of the above the Company has currently elected not to recognize the 2002 patronage dividend as income until the certificates are redeemed.  The Company will evaluate this policy on an annual basis based on facts and circumstances as they exist in the future.

Interest and dividend income was $1,867,000 in 2002 compared to $2,166,000 for 2001 primarily due to lower interest rates in 2002.

Interest expense decreased to $321,000 in 2002 from $596,000 in 2001 primarily due to the prepayment of fixture financing debt in October 2001.

Other income includes gains realized on investments of $98,000 and $383,000 in 2002 and 2001, respectively.

Unrealized gains on investments were $885,000 (net of income tax expense of $608,000) in 2002 compared to unrealized losses of $652,000 (net of income tax benefits of $449,000) in 2001.

A major road improvement project has commenced along Santa Monica Boulevard in West Los Angeles, California, which is estimated to last approximately three years.  At some times during the construction schedule, construction will occur directly in front of, or very close to, the Century City Shopping Center, where Gelson’s has its Century City store.  It can be expected that the sales of the Century City store will be negatively impacted during the period when the construction is at or near the Century City Shopping Center, but that access to the shopping center is expected to be improved once the roadway project has been completed.  In addition, the landlord of the Century City Shopping Center has discussed with Gelson’s the landlord’s tentative plans for a major construction project which could result in the relocation of the movie theaters and other tenants to newly constructed areas immediately adjacent to the Gelson’s store.  Those plans also include the expansion of the Gelson’s store.  The Company does not know if or when this project might begin or how long it could take.  The project is in the very preliminary planning and discussion stage.  The Company expects, however, that the sales of the Century City store will be negatively affected during this construction.  Although the Company also expects that the parking for Gelson’s customers would be adversely affected by relocating the theaters and other tenants to the immediate vicinity of the Gelson’s store, it also anticipates that the relocation will increase foot traffic in the vicinity of the store and that the expanded store with additional facilities and services and the increased foot traffic will increase the number of customers.

During 2001, the Company repurchased and retired 109,927 shares of Class A Common Stock for an aggregate purchase price of approximately $4,783,000.  All shares were repurchased in private transactions with sellers not affiliated with the Company.  In addition, 1,000 and 4,400 shares of Class B Common Stock were exchanged for Class A Common Stock shares during 2002 and 2001, respectively.

2001 Compared to 2000

Income before income taxes in 2001 increased 5.7% to $22,038,000 compared to $20,857,000 during 2000. Operating income increased 1.4% to $20,112,000 in 2001 compared to $19,838,000 in 2000.

Sales from the Company’s 18 supermarkets (all of which are located in Southern California) were $391,880,000 in 2001.  This represents an increase of 8.9% over 2000, when sales were $359,994,000. The majority of the sales increase is attributable to the opening of new stores in Irvine, Dana Point and Pasadena, California in September 2000, January 2001 and September 2001, respectively.  Same store sales increased 2.3% in 2001 compared to the prior year.  The increase in same store sales reflects to some extent the positive impact of store remodel activity and pricing.

In September 2001, the Company opened a Gelson’s Market in a multi-use center in Pasadena, California which performed below management’s expectations.  Management expects sales to improve as consumers respond to a local advertising and pricing campaign, the apartments located above the store are occupied, existing retail tenants become more established and enhancements to parking and traffic flow are implemented.  However, the occurrence of these events does not guarantee that sales at the Pasadena store will increase to originally anticipated levels.

The Company’s gross profit as a percent of sales was at 42.3% in 2001 compared to 41.4% in 2000.  Added controls over product costs, product pricing decisions and increased buying and promotional allowances contributed to the increase in margins.

DSG&A expense as a percent of sales was 37.1% in 2001 compared to 35.9% in 2000.  The Company recognized compensation expense related to SARs of approximately $816,000 and $1,223,000 during the fourth quarter and year ended December 29, 2001, respectively, due to an increase in the Company’s stock price in 2001.  Earnings per share decreased $.14 and $.21 per share during the fourth quarter and year ended December 29, 2001, respectively, as a result of this charge to compensation expense compared to $.03 per share during the fourth quarter and year ended December 30, 2000.  Salaries and promotions expense in 2001 increased due to the opening of new stores, as described above.  In addition, a substantial increase in workers’ compensation premiums also contributed to the rise in DSG&A expense in spite of the Company’s favorable claims experience.

The Company contributes to several multi-employer union pension plans.  Contributions to the union pension plan, covering the majority of the Company’s employees, were suspended during 2001 and 2000.  The pension plan trustees have reserved the right to reinstate the pension contribution with minimal notice.  If reinstated, we anticipate that the additional pension expense could have a significant impact on the Company’s financial position, results of operations and cash flows.

The Company is primarily self-insured for losses related to general and auto liability claims for up to $250,000 and $100,000, respectively.  Accruals are based on reported claims and an estimate of claims incurred but not reported.  The Company’s liability reserve for unpaid and incurred but not reported claims at December 29, 2001 was approximately $1,199,000.  While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims.

The Company also carries workers’ compensation, property, business interruption, fiduciary, directors and officers, crime, earthquake and special event liability insurance.  Management believes that based on recent and past experience, current insurance coverage is adequate to meet the requirements of the Company.

The Company procures approximately 22 percent of its product through Unified, a grocery cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits in order to purchase product from the cooperative.  As of December 29, 2001, the Company had approximately $1,606,000 on deposit with Unified.  The minimum deposit requirement is satisfied through a combination of cash and ownership of equity shares in Unified.  Unified has recognized reductions in earned surplus in each of its fiscal years ending September 29, 2001 and September 30, 2000.  Unified’s Board of Directors has adopted an equity enhancement plan for its 2002 fiscal year.  Under the equity enhancement plan, member-patrons will receive interest bearing subordinated patronage dividend certificates in lieu of amounts previously paid in cash.  The Company has historically received less than $120,000 annually in patronage dividends in the form of cash and Class B shares.  In the event Unified continues to incur reductions in earned surplus, the Company may face impairment issues relating to the deposits provided to Unified.

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

Liquidity and Capital Resources

The Company has an ongoing program to remodel existing supermarkets and to add new stores.  Total 2002 capital expenditures were $4,023,000.  As of December 28, 2002, authorized expenditures on incomplete projects for the purchase of property, plant and equipment totaled approximately $2,505,000.  Of this total, approximately $1,584,000 has been contractually committed.

The Company is subject to a myriad of environmental laws, regulations and lease covenants with its landlords regarding air, water and land use, products for sale, and the use, storage and disposal of hazardous materials. The Company believes it substantially complies, and has in the past substantially complied, with federal, state and local environmental laws and regulations and private covenants.  The Company cannot, at this time, estimate the expense it ultimately may incur in connection with any current or future violations; however, it believes any such claims will not have a material adverse impact on either the Company’s consolidated financial position, results of operations or cash flows.

The Company’s current cash position including investments, the lines of credit and net cash provided by operating activities are the primary sources of funds available to meet the Company’s capital expenditures and liquidity requirements. See Note 8 of Notes to Consolidated Financial Statements for a description of the Company’s credit lines.

The Company generated cash from operating activities of approximately $25,533,000 for the fifty-two weeks ended December 28, 2002. Cash flows from operating activities resulted primarily from net income plus non-cash expenses and changes in operating working capital, including the timing of estimated income tax payments.

The Company’s total liabilities to equity ratio decreased to .36 at December 28, 2002 from .43 at December 29, 2001.  The Company’s current ratio was 2.55 at December 28, 2002 compared to 1.90 at December 29, 2001.  The Company’s current assets at the end of 2002 were approximately $21,389,000 more than at the end of 2001.

The Company’s cash position, including investments, at the end of 2002 was $57,727,000 compared to $33,954,000 at the end of 2001.  Cash not required for the immediate needs of the Company has been temporarily invested in commercial paper, marketable securities and a limited partnership that invests primarily in publicly traded, high yield bonds.  All temporary investments are highly liquid except for the limited partnership investment of approximately $2,500,000 which allows for withdrawals on a quarterly basis.  See Notes 1 and 2 of Notes to Consolidated Financial Statements.  The Company is continually investigating opportunities for the use of these funds including the expansion and remodeling of its supermarket operations.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of December 28, 2002.

	Contractual Cash Obligations (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

7% Subordinated Income Debentures
Due September 2014 Including Interest	$2,260	$86	$172	$172	$1,830

Capital Lease Obligations Including
Interest	1,635	348	694	593

Operating Leases	104,296	7,274	14,705	13,446	68,871

Total Contractual Cash Obligations	$108,191	$7,708	$15,571	$14,211	$70,701

	Other Commercial Commitments (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Standby Letter of Credit (1)	$244	$244

(1)   The standby letter of credit is maintained pursuant to the Company’s workers’ compensation self-insurance requirements for open claims incurred prior to 1976.

Recent Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.”  These statements change the accounting for business combinations and goodwill in two significant ways.  SFAS 141 requires that the purchase method of accounting be used for business combinations.  Use of the pooling-of-interests method will be prohibited.  SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Adoption of SFAS 141 and 142 in the Company’s 2002 fiscal year did not have an impact on the consolidated financial statements.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  SFAS 144 establishes one accounting model, based on the framework established in SFAS 121, for the recognition, measurement and reporting of impairment of long-lived assets to be held and used and of long-lived assets to be disposed of by sale. Adoption of SFAS 144 in the Company’s 2002 fiscal year did not have an impact on the consolidated financial statements.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  This standard is not expected to have an impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transaction and Disclosure – Transition and Disclosure.”  SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company will adopt the disclosure only provision of this Statement effective with the first quarter of fiscal 2003.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company could be exposed to market risk from changes in interest rates on debt.  The Company’s exposure to interest rate risk relates to its $5,000,000 and $3,000,000 revolving lines of credit.  Borrowings under the agreements bear interest as discussed in Note 8 of Notes to Consolidated Financial Statements.  There were no borrowings outstanding under either line as of December 28, 2002.  Consequently, a hypothetical 1% interest rate change would have no impact on the Company’s results of operations.

A change in market prices also exposes the Company to market risk related to its investments which totaled $27,566,000 as of December 28, 2002.  A hypothetical 10% drop in the market value of these investments would result in a $2,757,000 unrealized pretax loss and a corresponding loss of a like amount in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the investments were disposed of or the decline is deemed permanent.  In order to minimize the risk associated with market value fluctuations, the Company actively manages its exposure through the regular review of its investment portfolio.   The review takes into consideration, among other things, the risk level of the individual investments, the amount invested in each and current economic conditions.

Item 8.	Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company filed a current report on Form 8-K dated June 14, 2002, to report a change in the Company’s certifying accountant from Arthur Andersen LLP to PricewaterhouseCoopers LLP.  There were no disagreements with accountants.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Identification and Information Concerning Directors

Below is set forth certain information about each of the Company’s directors as of March 3, 2003.  Certain of this information has been supplied by the persons shown.  Messrs. Robert A. Davidow and Kenneth A. Goldman were elected by the holders of Class A Common Stock.  Messrs. Bernard Briskin, John G. Danhakl and Ben Winters were elected by the holders of Class B Common Stock.

Name	Age	Principal Occupation (1) and Other Directorships	Director Since (2)	Term Expires
Bernard Briskin	78	Chairman of the Board of Directors, President and Chief Executive Officer of the Company and Arden-Mayfair, Inc. a subsidiary of the Company, and Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of AMG Holdings, Inc. and Chairman of the Board and Chief Executive Officer of Gelson’s Markets, both subsidiaries of Arden-Mayfair, Inc.	1970	2004

John G. Danhakl	46	Partner, Leonard Green & Partners since March 1995. Managing Director of Donaldson Lufkin Jenrette Securities Corporation from March 1990 to February 1995. Director of Big 5 Sporting Goods Corporation, Communications and Power Industries, Inc., Twinlab Corporation, Diamond Triumph Auto Glass Inc., Liberty Group Publishing Inc., Leslie’s Poolmart, Inc., Asian Media Group LLC, MEMC Electronic Materials, Inc., VCA Antech, Inc., Petco Animal Supplies, Inc., Phoenix Scientific, Inc. and Rite Aid Corporation.	1995	2004

Robert A. Davidow	60	Director of WHX Corporation; private investor.	1993	2005

Kenneth A. Goldman	60	Attorney with Reed Smith Crosby Heafey LLP since January 2003, Attorney and Director with Crosby, Heafey, Roach & May, A Professional Corporation from September 2000 - December 2002. For more than five years prior thereto, Attorney and Principal of Sanders, Barnet, Goldman, Simons & Mosk, A Professional Corporation.	2001	2004

Ben Winters	82	Business Consultant.	1978	2003

Daniel Lembark served as a director of the Company from July 31, 1978 until his passing February 3, 2003.  Mr. Lembark also served as Chairman of the Audit Committee and a member of the Compensation Committee.

(1)	Unless otherwise indicated, principal occupation or occupations shown have been such for a period of at least five years in the aggregate.

(2)	Date shown for term of service indicates commencement of service as a director of the Company or Arden-Mayfair.

Identification of Executive Officers

Below is set forth certain information about each of the executive officers of the Company as of March 3, 2003:

Name	Age	Position(s)

Bernard Briskin	78

Chairman of the Board of Directors, President and Chief Executive Officer of the Company and Arden-Mayfair, Inc., and Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of AMG Holdings, Inc. and Chairman of the Board and Chief Executive Officer of Gelson’s Markets.

David M. Oliver	45	Chief Financial Officer of the Company and Arden-Mayfair, Inc., Chief Financial Officer and Secretary of AMG Holdings, Inc. and Gelson’s Markets.

Mr. Briskin served as Chairman of the Executive Committee of the Board of Directors of Arden-Mayfair until August 1978, when he was elected President and Chief Executive Officer of Arden-Mayfair.  In November 1978, Mr. Briskin was elected President and Chief Executive Officer of the Company, and in June 1994 he was elected Chairman of the Board of the Company.  Mr. Briskin serves as Chairman of the Board, President and Chief Executive Officer of the Company and Arden-Mayfair, and Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of AMG Holdings and Chairman of the Board and Chief Executive Officer of Gelson’s, pursuant to an employment agreement which expires on January 1, 2005, although the term will be automatically extended for successive one year periods unless certain termination notices are given by either Mr. Briskin or the employers.  See “Item 11.  Executive Compensation.”

Mr. Oliver was elected Chief Financial Officer of the Company in November 1999.  Mr. Oliver also serves as Chief Financial Officer of Arden-Mayfair, and Chief Financial Officer and Secretary of AMG Holdings and Gelson’s.  From August 1998 until he joined the Company, he worked as an independent consultant.  From July 1997 to July 1998, Mr. Oliver served as Senior Vice President, Chief Financial Officer of Hughes Family Markets.  He served as Vice President, Controller of The Vons Companies, Inc. from July 1994 to April 1997 and as Assistant Controller from August 1988 to June 1994.  Mr. Oliver was employed by Arthur Andersen & Co. as a Certified Public Accountant in the audit department from June 1979 to May 1988.

Except for Mr. Briskin, who has an employment agreement, all officers serve at the pleasure of the Board of Directors.

Item 11.	Executive Compensation

General

The following table sets forth the total annual and long-term compensation paid or accrued by the Company and its subsidiaries in connection with all businesses of the Company and its subsidiaries to or for the account of the Chief Executive Officer of the Company and each other executive officer of the Company whose total annual salary and bonus for the fiscal year ended December 28, 2002 exceeded $100,000 in the aggregate.

				Long Term Compensation Awards
Name and Principal Position	Annual Compensation			Securities- Underlying Options/ SARs (#)(1)	All Other Compensation ($)(2)(3)
	Year	Salary ($)	Bonus ($)

Bernard Briskin,	2002	556,003	849,277		70,600
Chief Executive	2001	542,442	778,598		13,600
Officer	2000	524,352	735,731		69,200

David M. Oliver	2002	165,428	25,000		16,000
Chief Financial	2001	160,000	25,000		13,600
Officer	2000	150,654	25,000	2,500

(1)

The Company did not grant to Mr. Briskin or Mr. Oliver any restricted stock or stock options and made no payout to them on any long-term incentive plan in fiscal years 2002, 2001 or 2000.  The Company granted units of SARs covering 2,500 shares of Class A Common Stock under the Phantom Stock Option Plan to Mr. Oliver in 2000.  No other SARs were granted to Mr. Briskin or Mr. Oliver in 2002, 2001 or 2000.

(2)	Includes the Company’s contributions to the Arden Group, Inc. 401(k) Retirement Savings Plan. In 2002, Mr. Briskin and Mr. Oliver were each allocated $16,000 to their 401(k) accounts.

(3)

Perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the compensation received by Mr. Briskin in 2001 or by Mr. Oliver in any of the years for which compensation information is reported.  In accordance with his employment agreement, Mr. Briskin received approximately $50,000 and $55,600 in medical reimbursements in 2002 and 2000, respectively.  Other compensation also includes $4,600 for use of a Company-owned automobile by Mr. Briskin in 2002.

Stock Appreciation Rights

The Company has granted SARs covering shares of the Company’s Class A Common Stock to non-employee directors and persons who are at the vice president or higher level of the Company.  Each SAR entitles the holder to receive upon exercise thereof the excess of the fair market value of a share of Class A Common Stock on the date of exercise over the fair market value of such share on the date granted.  The SARs vest 25% each year beginning at the end of the first year and expire five years from the date of grant.

No SARs were granted to executive officers during the 2002 fiscal year.  The following table provides information on the exercise of SARs by the named executive officers in fiscal 2002 and the number of each officers’ SARs that were unexercised at December 28, 2002:

Aggregated SAR Exercises in Last Fiscal Year and Fiscal

Year-End Unexercised SARs

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised SARs at Fiscal Year-End (#)	Value of Unexercised In-the-Money SARs at Fiscal Year-End ($)
			Exercisable/ Unexercisable	Exercisable/ Unexercisable

David M. Oliver	1,250	47,151	0/1,250	0/39,900

Employment Agreement

The compensation of Mr. Briskin, the Chief Executive Officer of the Company, is established under an Employment Agreement, as amended (“the Employment Agreement”) which expires on January 1, 2005.  The Employment Agreement provides that, upon the expiration of the initial term on January 1, 2004, the term thereof is automatically extended for successive periods of one fiscal year unless either the employers or Mr. Briskin gives notice of termination not less than 15 months and no more than 18 months prior to the date upon which the term of the Employment Agreement will expire.  Pursuant to the terms of the Employment Agreement, Mr. Briskin’s base salary increases on January 1 of each year based upon increases in the Consumer Price Index subject to a maximum annual increase of 4%.  His annual bonus is equal to 2-1/2% of the Company’s first $2,000,000 of Pre-Tax Profits (as defined in the Employment Agreement) plus 3-1/2% of Pre-Tax Profits in excess of $2,000,000.  The Employment Agreement provides for an annual medical expense reimbursement up to $200,000 for Mr. Briskin and his immediate family, as well as annual retirement compensation equal to twenty-five percent of Mr. Briskin’s average base salary and bonus earned in the last three fiscal years prior to his retirement and continuation of health insurance benefits and automobile allowance.  The Employment Agreement provides that its terms are subject to review during the 2002 fiscal year by the Compensation Committee of the Board of Directors.  Pursuant to this provision, discussions have taken place between Mr. Briskin and the Company concerning amendments of certain provisions of the Employment Agreement.  As of the date of this report these discussions are continuing.

Remuneration of Directors

Non-employee directors are compensated for their services as directors at an annual rate of $22,800, plus $1,000 for each Board meeting attended and $1,000 for attendance at each committee meeting.  Non-employee directors who serve as committee chairmen are entitled to an additional $4,200 per year.  During 2000, the Company issued SARs covering up to 10,000 shares of the Company's Class A Common Stock to each of Messrs.  Dankahl, Davidow, Lembark and Winters, the Company's then non-employee directors, with a base price of $29-1/16 per share, representing the fair market value on the date of the grant.  In 2001, Mr. Goldman was elected a director and was granted SARs covering 10,000 shares of the Company's Class A Common Stock, with a base price of $48 per share, representing the fair market value on the date of the grant.  When the SARs are exercised, each unit entitles the holder to receive the excess of the fair market value of a share of Class A Common Stock on the date of exercise over the base price.  All of the units vest 25% each year beginning at the end of the first year and expire five years from the date of grant.  During 2002, 17,500 of the 50,000 SARs issued to non-employee directors have been exercised.  Mr. Briskin is an employee of the Company and does not receive the compensation otherwise payable to directors.

Compensation Committee Interlocks and Insider Participation

The Board of Directors has a Compensation Committee.  In 2002, the Compensation Committee was comprised of the following directors, none of whom are or have been officers of the Company:

John G. Danhakl, Chairman

Robert A. Davidow

Kenneth A. Goldman (served as committee member through June 18, 2002)

Daniel Lembark (deceased February 3, 2003)

During 2002, Mr. Goldman was a director of a law firm which performed legal services for the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of March 3, 2003 relating to the stockholdings of persons known to the Company to be the beneficial owner of more than 5% of any class of the Company’s voting securities:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent of Class	Percent of Total Vote

City National Bank, as Trustee of the Company’s Stock Bonus Plan and Trust 1950 Avenue of the Stars, 2nd Floor Los Angeles, CA 90067	Class A Common Stock	221,162		11.0%	1.4%

Bernard Briskin Arden Group, Inc. 9595 Wilshire Blvd., Suite 411 Beverly Hills, CA 90212	Class A Common Stock	605,939	(2)(3)	30.0%	3.9%

Royce & Associates, LLC 1414 Avenue of the Americas New York, NY 10019	Class A Common Stock	168,500		8.4%	1.1%

Bernard Briskin	Class B Common Stock	1,362,496	(3)	99.9%	87.0%

(1)

Unless otherwise indicated to the contrary, all beneficial owners have sole investment and voting power.  For purposes of this table, 1,357,200 treasury shares of Company Class A Common Stock are not deemed to be outstanding.

(2)

This amount includes the following shares:  (i) 186,096 shares held in trust (of which Mr. Briskin is a trustee) for the benefit of Mr. Briskin and his children and (ii) 102,012 shares held in Individual Retirement Accounts for Mr. Briskin’s wife.  Mr. Briskin disclaims any beneficial ownership of the shares set forth in clause (ii) hereof.  Mr. Briskin shares voting and investment power with respect to the shares referred to in clause (i), and he has no voting or investment power with respect to the shares referred to in clause (ii).  Nothing herein should be construed as an admission that Mr. Briskin is in fact the beneficial owner of any of these shares.

(3)

This amount excludes 23,500 shares of Class A Common Stock and 4 shares of Class B Common Stock held by The Judy and Bernard Briskin Foundation of which Mr. Briskin serves as a co-trustee.  Mr. Briskin disclaims any beneficial ownership with respect to these shares.

If Mr. Briskin converted all of his Class B Common Stock to Class A Common Stock (convertible on a share-for-share basis), his and his spouse’s beneficial ownership of Class A Common Stock would be increased to 1,968,435 shares or 58.2% of the total shares outstanding as of March 3, 2003.

Security Ownership of Management

The following table shows, as of March 3, 2003, the beneficial ownership of the Company’s equity securities by each director, executive officer and by all directors and executive officers as a group:

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)	Percent of Total Vote

Bernard Briskin	Class A Common Stock	605,939	(2)	30.0%	3.9%
	Class B Common Stock	1,362,496	(2)	99.9%	87.0%

John G. Danhakl	Class A Common Stock	0

Robert A. Davidow	Class A Common Stock	0

Kenneth A. Goldman	Class A Common Stock	21,560	(3)	1.1%	(4)

David M. Oliver	Class A Common Stock	0

Ben Winters	Class A Common Stock	500		(4)	(4)

All directors and executive officers as a group (6 persons)	Class A Common Stock	627,999	(2)	31.1%	4.0%
	Class B Common Stock	1,362,496	(2)	99.9%	87.0%

(1)

Unless otherwise indicated to the contrary, all beneficial owners have sole investment and voting power.  The number of outstanding shares of  Company Class A Common Stock, on which the percentages shown in this table are based, does not include 1,357,200 treasury shares of Company Class A  Common Stock.

(2)	See notes (2) and (3) to the table under “Security Ownership of Certain Beneficial Owners” set forth above.

(3)	Held in trust by Mr. Goldman, as trustee, for grandchildren of Mr. and Mrs. Briskin.

(4)	Does not exceed 1%.

Equity Compensation Plan Information

The following table provides information related to the Company’s equity compensation plans as of December 28, 2002.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders (1)

Non-officer and non-director Stock Option Plan	26,750	$35.81	28,500

(1)                                  Does not included SARs which provide for cash only compensation.

In 1998, the Company adopted a Non-Officer and Non-Director Stock Option Plan (the “Stock Option Plan”) which was not submitted to security holders for approval and initially provided for the granting of stock options to key employees to purchase up to 35,000 shares of the Company’s Class A Common Stock.  The Stock Option Plan was amended in 2000 to increase the number of shares available thereunder to an aggregate of 70,000 shares.  The objective of the Stock Option Plan is to attract and retain quality personnel and to promote the success of the Company by providing employees the opportunity to share in its growth.  These options vest at 25% per year beginning at the end of the first year and expire five years from the date of grant.  The exercise price of stock options granted under the Stock Option Plan is equal to the fair market value of the Company’s Class A Common Stock on the date of grant.

Item 13.	Certain Relationships and Related Transactions

At December 29, 2001, the Company held two notes receivable with balances totaling $135,000 from an officer/director of the Company.  In August 2002, the notes were repaid by Mr. Briskin.  These notes arose from transactions in 1979 and 1980 whereby the Company loaned Mr. Briskin $516,250 to purchase shares of the Company’s Class A Common Stock at the then fair market value. The notes bore interest at the rate of 6% per annum payable annually.

A director of the Company, Mr. Goldman, was a director of a law firm which performed legal services for the Company.

PART IV

Item 14.	Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.  No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Exhibits and Financial Statements and Schedules

(1) Financial Statements
See Index to Consolidated Financial Statements

(2) Financial Statement Schedules - None

(3) Exhibits
See Index to Exhibits

(b)	Reports on Form 8-K

None

(c)	Exhibits
See Index to Exhibits

(d)	Other Financial Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARDEN GROUP, INC.
Date

By	/s/ BERNARD BRISKIN	03/20/03
Bernard Briskin, Chairman of the Board,
President and Chief Executive Officer

By	/s/ DAVID M. OLIVER	03/20/03
David M. Oliver, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.  The undersigned have also relied upon the reports of the registrant’s independent accountants at pages 52 and 53.

Date

/s/ BERNARD BRISKIN	03/20/03
Bernard Briskin, Director and Chairman of the Board

/s/ JOHN G. DANHAKL	03/20/03
John G. Danhakl, Director

/s/ ROBERT A. DAVIDOW	03/20/03
Robert A. Davidow, Director

/s/ KENNETH A. GOLDMAN	03/20/03
Kenneth A. Goldman, Director

/s/ BEN WINTERS	03/20/03
Ben Winters, Director

CERTIFICATIONS

I, Bernard Briskin, certify that:

1.                    I have reviewed this annual report on Form 10-K of Arden Group, Inc.;

2.                    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                  evaluated the effectiveness of the registrant’s disclosure controls and procedures a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 20, 2003		/s/ BERNARD BRISKIN
		Signature:	Bernard Briskin
		Title:	Chief Executive Officer

CERTIFICATIONS

I, David M. Oliver, certify that:

1.                    I have reviewed this annual report on Form 10-K of Arden Group, Inc.;

2.                    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                  evaluated the effectiveness of the registrant’s disclosure controls and procedures a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 20, 2003	/s/ DAVID M. OLIVER
		Signature:	David M. Oliver
		Title:	Chief Financial Officer

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

The financial statements include the Registrant’s subsidiary (Arden-Mayfair, Inc.) and the subsidiaries of Arden-Mayfair, Inc.

Schedules are omitted because of the absence of the conditions under which they are required.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)	December 28, 2002	December 29, 2001
Assets
Current assets:
Cash and cash equivalents	$30,161	$15,103
Investments	27,566	18,851
Accounts and notes receivable, net	5,412	6,519
Inventories	14,542	14,748
Other current assets	2,473	3,544
Total current assets	80,154	58,765

Property held for resale or sublease	51	728
Property, plant and equipment, net	52,454	56,618
Deferred income taxes	580	775
Other assets	4,114	4,640
Total assets	$137,353	$121,526

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$15,306	$16,794
Other current liabilities	15,868	13,814
Current portion of long-term debt	220	289
Total current liabilities	31,394	30,897

Long-term debt	2,283	3,134
Other liabilities	2,485	2,356
Total liabilities	36,162	36,387

Commitments and contingent liabilities (Note 15)

Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 3,355,935 and 3,340,185 shares issued and outstanding for 2002 and 2001, respectively, including 1,357,200 treasury shares	839	835
Common Stock, Class B, $.25 par value; authorized 1,500,000 shares; 1,363,584 and 1,364,584 shares issued and outstanding for 2002 and 2001, respectively	341	341
Capital surplus	4,362	3,680
Notes receivable from officer/director		(135)
Unrealized gain (loss) on investments	232	(653)
Retained earnings	99,170	84,824
	104,944	88,892
Treasury stock, 1,357,200 shares at cost	(3,753)	(3,753)
Total stockholders’ equity	101,191	85,139
Total liabilities and stockholders’ equity	$137,353	$121,526

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(In Thousands, Except Share and Per Share Data)	2002	2001	2000

Sales	$401,378	$391,880	$359,994
Cost of sales	226,916	226,302	210,884
Gross profit	174,462	165,578	149,110
Delivery, selling, general and administrative expenses	152,119	145,466	129,272
Operating income	22,343	20,112	19,838
Interest and dividend income	1,867	2,166	2,265
Other income (expense), net	98	356	(464)
Interest expense	(321)	(596)	(782)
Income before income taxes	23,987	22,038	20,857
Income tax provision	9,641	8,731	8,498
Net income	$14,346	$13,307	$12,359

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from investments:
Unrealized holding gains (losses) arising during the period	732	(680)	184
Reclassification adjustment for realized losses included in net income	153	28	261
Net unrealized gain (loss), net of income tax expense (benefit) of $608 for 2002, ($449) for 2001 and $306 for 2000	885	(652)	445
Comprehensive income	$15,231	$12,655	$12,804

Net income per common share:
Basic	$4.28	$3.93	$3.52
Diluted	$4.26	$3.92	$3.52

Weighted average common shares outstanding:
Basic	3,355,020	3,389,234	3,513,028
Diluted	3,365,961	3,398,671	3,515,117

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)	2002	2001	2000

Common Stock, Class A:
Balance, beginning of year	$835	$862	$894
Purchase and retirement of common stock (109,927 shares in 2001 and 127,976 shares, in 2000)		(28)	(32)
Shares issued under Stock Option Plan (14,750 shares)	4
Exchange of stock		1
Balance, end of year	839	835	862

Common Stock, Class B:
Balance, beginning of year	341	342	342
Exchange of stock		(1)
Balance, end of year	341	341	342

Capital surplus:
Balance, beginning of year	3,680	3,766	3,866
Purchase and retirement of common stock		(86)	(100)
Shares issued under Stock Option Plan	682
Balance, end of year	4,362	3,680	3,766

Notes receivable from officer/director:
Balance, beginning of year	(135)	(135)	(175)
Principal received	135		40
Balance, end of year	0	(135)	(135)

Unrealized gain (loss) on investments:
Balance, beginning of year	(653)	(1)	(446)
Net unrealized gain (loss)	885	(652)	445
Balance, end of year	232	(653)	(1)

Retained earnings:
Balance, beginning of year	84,824	76,186	68,548
Net income	14,346	13,307	12,359
Purchase and retirement of common stock		(4,669)	(4,721)
Balance, end of year	99,170	84,824	76,186

Stockholders’ equity before treasury stock	104,944	88,892	81,020

Treasury stock, at cost	(3,753)	(3,753)	(3,753)

Total stockholders’ equity	$101,191	$85,139	$77,267

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	2002	2001	2000

Cash flows from operating activities:
Cash received from customers	$402,847	$392,698	$358,007
Cash paid to suppliers and employees	(369,881)	(364,624)	(334,693)
Interest and dividends received	1,604	1,935	2,029
Interest paid	(331)	(627)	(761)
Income taxes paid	(8,706)	(9,800)	(9,201)
Net cash provided by operating activities	25,533	19,582	15,381

Cash flows from investing activities:
Capital expenditures	(4,023)	(10,066)	(9,882)
Purchases of investments	(21,667)	(4,637)	(2,614)
Sales of investments	14,686	282	5,797
Proceeds from the sale of property, plant and equipment	68	54	121
Other			(348)
Net cash used in investing activities	(10,936)	(14,367)	(6,926)

Cash flows from financing activities:
Purchase and retirement of Company stock		(4,783)	(4,853)
Principal payments on long-term debt		(4,762)	(1,880)
Principal payments under capital lease obligations	(250)	(257)	(229)
Loan payments received from officer/director	135		40
Proceeds from exercise of stock options	576
Net cash provided by (used in) financing activities	461	(9,802)	(6,922)

Net increase (decrease) in cash and cash equivalents	15,058	(4,587)	1,533

Cash and cash equivalents at beginning of year	15,103	19,690	18,157

Cash and cash equivalents at end of year	$30,161	$15,103	$19,690

The accompanying notes are an integral part of these consolidated financial statements.

	2002	2001	2000
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net income	$14,346	$13,307	$12,359

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,139	7,872	6,719
Provision for losses on accounts and notes receivable	(20)	58	142
Net loss (gain) from the disposal of property, plant and equipment	(19)	44	(19)
Realized loss (gain) on investments, net	(98)	(383)	434
Tax benefit of stock option transactions	110

Changes in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Investments	(143)	(182)	(2)
Accounts and notes receivable	1,475	966	(2,242)
Inventories	206	(1,334)	(1,212)
Other current assets	1,071	(547)	(903)
Other assets	178	(404)	(602)

Increase (decrease) in liabilities:
Accounts payable and other accrued expenses	572	1,092	659
Deferred income taxes	(413)	(1,189)	(568)
Other liabilities	129	282	616
Net cash provided by operating activities	$25,533	$19,582	$15,381

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

Basis of Presentation and Business Description

The consolidated financial statements of Arden Group, Inc. (the “Company”) include the accounts of the Company and its direct and indirect subsidiaries.  All intercompany accounts and transactions are eliminated in consolidation.  The Company operates 18 supermarkets in Southern California.

Fiscal Year

The Company operates on a fiscal year ending on the Saturday closest to December 31.  Fiscal years for the consolidated financial statements included herein ended on December 28, 2002, December 29, 2001 and December 30, 2000.  Each of the three years presented consists of 52 weeks.

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

Investments

The Company invests in marketable securities including mutual funds and debt and equity securities. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.  All marketable securities are defined as available-for-sale investments under the provisions of Statement of Financial Accounting Standards No. (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date.  Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale.  Investments are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.  The cost of investments sold is determined based on the specific identification method.

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

Accounts and Notes Receivable

The Company monitors vendor receivables and extensions of credit on an ongoing basis and has not experienced significant losses related to its receivables.  At December 28, 2002, the Company did not have significant credit risk concentrations.  No single group or customer represents greater than 2% of total accounts and notes receivable.  Issuance costs related to Gelson’s charge cards are not significant and are expensed as incurred.

Inventories

Supermarket nonperishable inventories are stated at the lower of cost or market, with cost determined using the last-in, first-out (“LIFO”) method.  Perishable inventories are valued at the lower of cost on a first-in, first-out (“FIFO”) method or market.

The Company estimates inventory adjustments based on historical experience derived from periodic physical inventories and other factors.  Allowances for inventory adjustments are recorded based on these estimates to properly reflect inventory at the balance sheet date.

Property Held for Resale or Sublease

It is the Company’s policy to hold for sale or sublease property considered by management as excess and no longer necessary for the operations of the Company.  The aggregate carrying values of such owned property is periodically reviewed for impairment and adjusted, when appropriate.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost.  Depreciation is provided on the straight-line method over the estimated useful lives of individual assets or classes of assets as follows:

Buildings and improvements	5 to 15 years
Store fixtures and office equipment	3 to 8 years
Transportation equipment	2 to 5 years
Machinery and equipment	3 to 10 years

Improvements to leased properties are amortized over their estimated useful lives or lease period, whichever is shorter.  Leasehold interests are amortized over the initial lease term.

Leased property meeting certain capital lease criteria is capitalized and the present value of the related lease payments is recorded as a liability.  Amortization of capitalized leased assets is computed on the straight-line method over the shorter of the estimated useful life or the initial lease term.

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

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment each quarter whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  Impairment is determined by comparing projected undiscounted cash flows to be generated by the asset to its carrying value.  If impairment is identified, a loss would be recorded equal to the excess of the asset’s net book value over the asset’s fair value.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values because of the short-term maturity of these instruments.  The fair value of long-term debt closely approximates its carrying value.  The Company uses quoted market prices, when available, or discounted cash flows to calculate these fair values.

General & Auto Liability Costs

The Company is primarily self-insured for losses related to general and auto liability claims for up to $250,000.  Accruals are based on reported claims and an estimate of claims incurred but not reported.  The Company’s liability reserve for unpaid and incurred but not reported claims at December 28, 2002 was approximately $1,057,000.  While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims.

Revenue Recognition

The Company recognizes revenue at the time of sale.  Discounts given to customers are recorded at the point of sale as a reduction of revenues.  The Company maintains a bad debt allowance for receivables from vendors and Gelson’s credit card sales.  Valuation reserves are adjusted periodically based on historical recovery rates.

Merchandise Costs

Vendor rebates, credits and promotional allowances that relate to the Company’s buying and merchandising activities, including lump-sum payments associated with long-term contracts, are recorded as a component of merchandise costs as they are earned in accordance with the underlying agreement.

Stock Options and Stock Appreciation Rights

The Company accounts for its Stock Option Plan using the intrinsic value based method prescribed in Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees.”  Accordingly, no compensation cost has been recognized in the Company’s Statements of Operations and Comprehensive Income for fiscal years 2002, 2001 or 2000.  SFAS 123, “Accounting for Stock-Based Compensation,” encourages adoption of a fair value based method for valuing the cost of stock-based compensation.  However, it allows companies to use the intrinsic value based method prescribed by APB 25 and disclose pro forma net earnings and earnings per share in accordance with SFAS 123.

Stock-based compensation under the SARs program is subject to variable accounting in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”  As a result, changes in the market price of the Company’s Class A Common Stock impacts the SARs compensation charge.

Environmental Costs

Costs incurred to investigate and remediate contaminated sites are expensed as incurred.

Store Opening Costs

Noncapital expenditures incurred in opening a new store are expensed as incurred.

Advertising and Sales Promotion Costs

Advertising and sales promotion costs are expensed as incurred and totaled $2,760,000, $3,187,000 and $2,630,000 in 2002, 2001 and 2000, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions for the reporting period and as of the financial statement date.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses.  Actual results could differ from these estimates.  Significant estimates include the Company’s liabilities for general and auto liability self-insured retention.

Impact of Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.”  These statements change the accounting for business combinations and goodwill in two significant ways.  SFAS 141 requires that the purchase method of accounting be used for business combinations.  Use of the pooling-of-interests method will be prohibited.  SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Adoption of SFAS 141 and 142 in the Company’s 2002 fiscal year did not have an impact on the consolidated financial statements.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  SFAS 144 establishes one accounting model, based on the framework established in SFAS 121, for the recognition, measurement and reporting of impairment of long-lived assets to be held and used and of long-lived assets to be disposed of by sale. Adoption of SFAS 144 in the Company’s 2002 fiscal year did not have an impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  This standard is not expected to have an impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  SFAS 148 amends FASB 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company will adopt the disclosure only provision of this statement effective with the first quarter of fiscal 2003.

2.                    Investments

Marketable securities are shown on the accompanying balance sheet at their fair value.  The investment in a limited partnership that invests primarily in publicly traded, high yield bonds is accounted for under the cost method as the Company owns less than 3% of the partnership and does not have the ability to exercise significant influence over the operating and financial policies of the partnership.  The fair market value of the Company’s investment in the limited partnership was approximately $3,061,000 at December 31, 2002.  The partnership allows withdrawals on a quarterly basis.

(In Thousands)	Cost	Unrealized Gain (Loss)	Fair Value
As of December 28, 2002:
Investments:
Mutual funds	$21,825	$(89)	$21,736
Equity securities	985	245	1,230
Debt securities	1,863	237	2,100
Limited partnership	2,500		2,500
Total	$27,173	$393	$27,566

(In Thousands)	Cost	Unrealized Gain (Loss)	Fair Value
As of December 29, 2001:
Investments:
Mutual funds	$12,597	$(10)	$12,587
Equity securities	2,237	(13)	2,224
Debt securities	2,609	(1,069)	1,540
Limited partnership (1)	2,500		2,500
Total	$19,943	$(1,092)	$18,851

(1)   The Company follows the cost method of accounting for this investment.  Accordingly, the fair value reflects the cost basis.

The contractual maturities of available-for-sale debt securities at December 28, 2002 are as follows:

(In Thousands)	Amortized Cost	Fair Value

Due after one year through three years	$1,133	$1,373
Due after three years through five years	730	727
Total	$1,863	$2,100

Realized net losses from the sale of securities were $211,000, $44,000 and $434,000 in 2002, 2001 and 2000, respectively.

3.                    Accounts and Notes Receivable, Net

(In Thousands)	December 28, 2002	December 29, 2001
Accounts receivable, trade	$3,827	$3,970
Notes receivable	116	42
Other accounts receivable	1,675	2,764
	5,618	6,776
Less: Allowance for doubtful accounts and notes receivable	(206)	(257)
	$5,412	$6,519

The provision for doubtful accounts and notes receivable in 2002, 2001 and 2000 was approximately $20,000,  $58,000 and $142,000, respectively.

4.       Inventories

Inventories valued by the LIFO method totaled $11,601,000 in 2002, $11,779,000 in 2001 and $10,530,000 in 2000.  Inventory balances would have been $3,186,000, $3,440,000 and $3,253,000 higher at the end of 2002, 2001 and 2000, respectively, if they had been stated at the lower of FIFO cost or market.  The LIFO effect on net income and basic net income per common share in 2002 was an increase of approximately $150,000 ($.04 per share) and a decrease of $111,000 ($.03 per share) and $77,000 ($.02 per share) in 2001 and 2000, respectively.

5.       Significant Supplier

The Company procures approximately 22 percent of its product through Unified Western Grocers, Inc. (“Unified”), a grocery cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits and credit in order to purchase product from the cooperative.  As of December 28, 2002, the Company had approximately $1,418,000 on deposit with Unified.  The minimum deposit requirement is satisfied through a combination of cash, credit and ownership of equity shares in Unified.  In September 2002, Unified’s Board of Directors authorized a quasi-reorganization that eliminated its accumulated deficit in retained earnings and restated assets and liabilities to their fair values.  Unified’s Board of Directors has adopted an equity enhancement plan for its 2002 fiscal year.  Under the equity enhancement plan, member-patrons will receive five-year low interest bearing subordinated patronage dividend certificates in lieu of amounts previously paid in cash and Class B shares.  In 2002, the Company earned approximately $149,000 in subordinated patronage dividend certificates.  In the event Unified continues to incur reductions in earned surplus, the Company may face impairment issues relating to the deposits provided to Unified.  In view of the above, the Company has currently elected not to recognize the patronage dividend as income until the certificates are redeemed.  The Company will evaluate this policy on an annual basis based on facts and circumstances as they exist in the future.

6.       Property, Plant and Equipment

(In Thousands)	December 28, 2002	December 29, 2001
Land	$8,110	$8,110
Buildings and improvements	9,693	9,693
Store fixtures and office equipment	35,417	35,775
Transportation equipment	2,796	2,664
Machinery and equipment	1,001	973
Leasehold improvements	42,153	41,738
Leasehold interests	4,538	4,538
Assets under capital leases	3,058	3,058
Assets under construction	1,410	373
	108,176	106,922

Accumulated depreciation and amortization	(55,722)	(50,304)
	$52,454	$56,618

As of December 28, 2002, approximately $17,121,000 of property, plant and equipment (at cost) was fully depreciated and is still being used in operations.  As of December 28, 2002, the Company has recorded $2,523,000 in accumulated amortization for assets under capital lease.

7.       Other Current Liabilities

(In Thousands)	December 28, 2002	December 29, 2001
Employee compensated absences	$4,487	$4,216
Taxes (including taxes collected from others of $1,556 and $1,398, respectively)	3,771	2,340
Payroll	1,322	1,330
Employee benefits	1,277	1,113
Other	5,011	4,815
	$15,868	$13,814

8.       Long-Term Debt

	Current		Non-Current
(In Thousands)	December 28, 2002	December 29, 2001	December 28, 2002	December 29, 2001
Obligations under capital leases	$220	$289	$1,055	$1,906
7% Subordinated income debentures due September 1, 2014

			1,228	1,228

	$220	$289	$2,283	$3,134

At December 28, 2002, the approximate principal payments required on long-term debt for each fiscal year are as follows:

(In Thousands)

2004	$245
2005	273
2006	304
2007	233
Thereafter	1,228
$2,283

The Company has bank revolving lines of credit in the amount of $5,000,000 and $3,000,000 which expire August 2004 and October 2003, respectively.  Borrowings bear interest at the bank’s prime rate or the adjusted LIBOR rate plus an index up to 1.2%.  At the end of 2002 and 2001, there were no amounts borrowed against either of the revolving lines of credit.

Notes Payable:  In 1999, 1997 and 1995, the Company borrowed $4,750,000 (at 6.98%), $2,500,000 (at 6.76%) and $2,750,000 (at 6.18%), respectively, under a $10,000,000 non-revolving line of credit to finance the purchase of supermarket equipment.  The note payable entered into in 1995 was paid in full in December 2000 and the 1997 and 1999 notes payable were paid in full in October 2001.  The loan agreement expired in July 2002.

Debentures: The indenture relating to the 7% subordinated income debentures (“7% Debentures”), due September 1, 2014, provides for interest payable semi-annually on March 1 and September 1 to the extent that current annual net income is sufficient therefor, or at the discretion of the Company, out of available retained earnings.  No accrued interest was in arrears as of December 28, 2002.  The debentures are recorded at face value which approximates its fair value.

9.       Capital Stock

Class A Common Stock:  The Company is authorized to issue 10,000,000 shares of Class A Common Stock, par value $.25 per share.  At December 28, 2002 and December 29, 2001, shares issued were 3,355,935 and 3,340,185, respectively, including 1,357,200 treasury shares.  During 2001, the Company purchased and retired 109,927 shares of its Class A Common Stock for an aggregate purchase price of approximately $4,783,000.  The Class A Common Stock has one vote per share on all matters on which stockholders are entitled to vote or consent.

Class B Common Stock:  The Company is authorized to issue 1,500,000 shares of Class B Common Stock, par value $.25 per share.  At December 28, 2002 and December 29, 2001, there were 1,363,584 and 1,364,584 shares, respectively, issued and outstanding.  The Class B Common Stock has ten votes per share on virtually all matters on which stockholders are entitled to vote or consent.  Transfer of Class B Common Stock is restricted to other Class B stockholders and certain other classes of transferees.  Class B Common Stock is convertible, at the option of the holder, into Class A Common Stock on a share-for-share basis.  The Class B Common Stock is also automatically converted into Class A Common Stock under certain circumstances, including upon the transfer of such stock to a transferee other than another Class B stockholder and certain other classes of transferees.  1,000 and 4,400 shares of Class B Common Stock were exchanged for Class A Common Stock during 2002 and 2001, respectively.  No shares were converted in 2000.  Cash or property dividends on Class B Common Stock are restricted to an amount equal to 90% of any dividend paid on Class A Common Stock.

10.     Stock Options and Stock Appreciation Rights

In 1998, the Company adopted a Non-Officer and Non-Director Stock Option Plan (the “Stock Option Plan”) which initially provided for the granting of stock options to key employees to purchase up to 35,000 shares of the Company’s Class A Common Stock.  The Stock Option Plan was amended in 2000 to increase the number of shares available thereunder to an aggregate of 70,000 shares.  The objective of the Stock Option Plan is to attract and retain quality personnel and to promote the success of the Company by providing employees the opportunity to share in its growth.  These options vest at 25% per year beginning at the end of the first year and expire five years from the date of grant.  The exercise price of stock options granted under the Stock Option Plan is equal to the fair market value of the Company’s Class A Common Stock on the date of grant.

Compensation expense for the Company’s Stock Option Plan as determined under SFAS 123 using the fair value based method would have reduced the Company’s pro forma net income and basic net income per common share to the pro forma amounts indicated below:

(In Thousands, Except Net Income Per Share)	2002	2001	2000
Net income, as reported	$14,346	$13,307	$12,359
Net income, pro forma	14,262	13,215	12,271
Basic net income per common share, as reported	4.28	3.93	3.52
Basic net income per common share, pro forma	4.25	3.90	3.49
Diluted net income per common share, as reported	4.26	3.92	3.52
Diluted net income per common share, pro forma	4.24	3.89	3.49

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

The Company also has granted stock appreciation rights (“SARs”) covering shares of the Company’s Class A Common Stock to non-employee directors and persons who are at the vice president or higher level of the Company.  Each SAR entitles the holder to receive upon exercise thereof the excess of the fair market value of a share of Class A Common Stock on the date of exercise over the fair market value of such share on the date granted.  The SARs vest 25% each year beginning at the end of the first year and expire five years from the date of grant.

Stock options and SARs transactions during the past three years have been as follows:

			SARs
	Stock Options		Officers		Non-Employee Directors
	Options	Weighted Average Price ($)	SARs	Weighted Average Price ($)	SARs	Weighted Average Price ($)
Outstanding as of January 1, 2000	30,000	40.00	10,000	40.00
Granted	11,500	29.06	10,000	29.06	40,000	29.06
Outstanding as of December 30, 2000	41,500	36.97	20,000	34.53	40,000	29.06
Granted					10,000	48.00
Outstanding as of December 29,2001	41,500	36.97	20,000	34.53	50,000	32.85
Exercised	14,750	39.07	12,500	36.72	17,500	29.06
Outstanding as of December 28, 2002	26,750	35.81	7,500	30.89	32,500	34.89
Exercisable as of December 28, 2002	21,000		2,500		5,000
Available for grant as of December 28, 2002	28,500		8,000		N/A

The following table summarizes information about the Company’s Stock Options and SARs outstanding at December 28, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Stock Options
$ 29.06	10,250	2.2 years	$29.06	4,500	$29.06
$ 40.00	16,500	0.9 years	$40.00	16,500	$40.00

SARs – Non-Employee Directors
$ 29.06	22,500	2.2 years	$29.06	2,500	$29.06
$ 48.00	10,000	3.5 years	$48.00	2,500	$48.00

SARs – Officers
$ 29.06	6,250	2.2 years	$29.06	1,250	$29.06
$ 40.00	1,250	0.9 years	$40.00	1,250	$40.00

For 2002, 2001 and 2000, the Company incurred compensation expense related to SARs of $481,000, $1,223,000 and $148,000, respectively.

11.     Retirement Plans

The Company contributes to multi-employer union pension plans administered by various trustees which may be deemed to be defined benefit plans.  Contributions to these plans are based upon negotiated wage contracts.  Information relating to accumulated benefits and fund assets as they may be allocable to the participants at December 28, 2002 is not available.  The Company’s total union pension expense for all plans for 2002, 2001 and 2000 amounted to $3,086,000, $1,165,000 and $1,099,000, respectively.  The Company’s 2001 and 2000 expense is lower than 2002 due to the reinstatement of a union pension contribution in May 2002.  The pension contribution was subsequently suspended again effective November 2002 and reinstated effective March 2003.

The Arden Group, Inc. 401(k) Retirement Savings Plan (the “Company Savings Plan”) covers all nonunion employees of the Company and its subsidiaries who have attained the age of 18 and have completed at least one year of service.  The Company Savings Plan provides that, with certain limitations, a participating employee may elect to contribute up to 15% of such employee’s annual compensation to the Company Savings Plan on a tax-deferred basis.  The Company made discretionary contributions to the Company Savings Plan of $806,000, $720,000 and $652,000 for the years 2002, 2001 and 2000, respectively.

The Company maintains a noncontributory, trusteed Stock Bonus Plan (the “Plan”) which is qualified under Section 401 of the Internal Revenue Code of 1986, as amended.  Under the Third Amendment to the Plan, effective January 1, 2002, no new participants or contributions to the Plan are allowed.  Existing contributions must be invested in the Company’s Class A Common Stock with excess cash being invested in certain government-backed securities.  There were no contributions to the Plan in 2002, 2001 and 2000.

An employment agreement with a key executive officer provides for annual retirement compensation equal to 25% of his average base salary and bonus earned in the last three years prior to his retirement.  The obligation determined on an actuarial basis is being accrued over the seven-year term of his employment agreement.  The Company accrued $348,000, $273,000 and $273,000 toward this benefit in 2002, 2001 and 2000, respectively.

12.     Income Taxes

The composition of the federal and state income tax provision (benefit) is as follows:

(In Thousands)	2002	2001	2000
Current:
Federal	$7,420	$8,079	$6,904
State	2,026	2,290	1,856
Total current tax provision	9,446	10,369	8,760

Deferred:
Federal	150	(1,204)	(250)
State	45	(434)	(12)
Total deferred tax provision	195	(1,638)	(262)
Total income tax provision	$9,641	$8,731	$8,498

The Company’s deferred tax assets (liabilities) were attributable to the following:

(In Thousands)	December 28, 2002	December 29, 2001
Deferred tax assets:
Capital lease obligations	$524	$903
Accrued expenses	2,475	2,362
State income taxes	758	750
Allowance for doubtful accounts	84	105
Other	729	964
Deferred tax assets	4,570	5,084

Deferred tax liabilities:
Deferred gain on debenture exchange	(3,338)	(3,495)
Capital lease assets	(218)	(540)
Other	(434)	(274)
Deferred tax liabilities	(3,990)	(4,309)
Deferred income taxes, net	$580	$775

Reconciliation of the statutory federal rate and effective rate is as follows:

	2002		2001		2000
(In Thousands, Except Percentage Amounts)	Amount	Rate	Amount	Rate	Amount	Rate
Federal tax at statutory rate	$8,396	35.0%	$7,713	35.0%	$7,300	35.0%
State income taxes, net of federal tax benefit	1,378	5.7%	1,266	5.7%	1,198	5.7%
Other	(133)	(.5%)	(248)	(1.1%)
	$9,641	40.2%	$8,731	39.6%	$8,498	40.7%

13.     Leases

The principal kinds of property leased by the Company and its subsidiaries are supermarket buildings.  The most significant obligations assumed under the lease terms, other than rental payments, are the upkeep of the facilities, insurance and property taxes.  Most supermarket leases contain contingent rental provisions based on sales volume and have renewal options.  The Company’s decision to exercise renewal options is primarily dependent on the level of business conducted at the location and the profitability thereof.

All leases and subleases with an initial term greater than one year are accounted for under SFAS 13, “Accounting for Leases.”  These leases are classified as either capital leases, operating leases or subleases, as appropriate.

Assets Under Capital Leases:  Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease.  Contingent rentals associated with capital leases in 2002, 2001 and 2000 were $235,000, $214,000 and $181,000, respectively, and accordingly have been charged to expense as incurred.  Following is an analysis of assets under capital leases:

(In Thousands)	December 28, 2002	December 29, 2001
Buildings:
Cost	$3,058	$3,058
Accumulated amortization	(2,523)	(2,410)
	$535	$648

Also, included in property held for sublease is a property classified as a capital lease with a net book value of $677,000 as of year-end 2001.  The lease for this property was assigned to a third party in 2002, thereby fully and completely terminating the Company’s obligation under the lease.

Future minimum lease payments for the assets under capital leases at December 28, 2002 are as follows:

(In Thousands)
2003	$348
2004	347
2005	347
2006	347
2007	246

Total minimum obligations	1,635

Interest	(360)

Present value of net minimum obligations	1,275
Current portion	(220)

Long-term obligations	$1,055

Operating Leases and Subleases:  Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at December 28, 2002 are as follows:

(In Thousands)	Commitments	Deduct Sublease Rentals	Net Rental Commitments
2003	$7,274	$613	$6,661
2004	7,541	620	6,921
2005	7,164	601	6,563
2006	6,811	577	6,234
2007	6,635	578	6,057
Thereafter	68,871	2,864	66,007
	$104,296	$5,853	$98,443

Rent expense under operating leases was as follows:

(In Thousands)	2002	2001	2000
Minimum rent	$7,540	$6,998	$6,164
Contingent rent	1,277	1,389	1,247
	8,817	8,387	7,411
Sublease rentals	(1,670)	(1,644)	(1,597)
	$7,147	$6,743	$5,814

14.     Related Party Transactions

At December 29, 2001, the Company held two notes receivable with balances totaling $135,000 from an officer/director of the Company.  In August 2002, the notes were repaid in full by the officer/director.  These notes arose from transactions in 1979 and 1980 whereby the Company loaned the officer/director money to purchase shares of the Company’s Class A Common Stock at the then fair market value. The notes bore interest at the rate of 6% per annum payable annually.  The December 29, 2001 receivable is shown on the balance sheet as a reduction of stockholders’ equity.

A director of the Company was a director of a law firm which performed legal services for the Company.

15.     Commitments and Contingent Liabilities

The Company has an employment agreement with a key executive officer and shareholder which expires on January 1, 2005.  In addition to a base salary, the agreement provides for a bonus based on pre-tax earnings.  No maximum compensation limit exists.  Total salary and bonus expensed in 2002, 2001 and 2000 was approximately $1,405,000, $1,321,000 and $1,260,000, respectively.

As of December 28, 2002, authorized expenditures on projects in progress for the construction and purchase of property, plant and equipment totaled approximately $2,505,000.  Of this total, approximately $1,584,000 has been contractually committed.

The Company and its subsidiaries are subject to a myriad of environmental laws, regulations and lease covenants with its landlords regarding air, water and land use, products for sale, and the use, storage and disposal of hazardous materials. The Company believes it substantially complies, and has in the past substantially complied, with federal, state and local environmental laws and regulations and private covenants.  The Company cannot, at this time, estimate the expense it ultimately may incur in connection with any current or future violations; however, it believes any such claims will not have a material adverse impact on either the Company’s consolidated financial position, results of operations or cash flows.

The Company or its subsidiaries are defendants in a number of cases currently in litigation, being vigorously defended, in which the complainants seek monetary damages.  As of the date hereof, no estimate of potential liability, if any, is possible. Based upon current information, management, after consultation with legal counsel defending the Company’s interests in the cases, believes the ultimate disposition thereof will have no material effect upon either the Company’s consolidated financial position, results of operations or cash flows.

16.     Selected Quarterly Financial Data (Unaudited)

(In Thousands, Except Per Share Data)

Quarter	Sales	Gross Profit	Net Income	Diluted Net Income Per Share (1)

2001
First	$95,018	$39,879	$3,291	$.95
Second	96,301	40,508	3,594	1.05
Third	96,920	41,397	3,380	1.01
Fourth (2)	103,641	43,794	3,042.91

2002
First	$100,560	$43,338	$3,785	$1.12
Second	98,710	42,939	3,524	1.05
Third	98,207	43,030	3,322.99
Fourth (2)	103,901	45,155	3,715	1.10

(1)     Earnings per share is calculated using the weighted average outstanding shares for the quarter.

(2)               In the fourth quarter, the Company recorded compensation expense of $210 in 2002 and $816 in 2001 relating to stock appreciation rights.  Costs associated with the opening of the Company’s Pasadena store in September 2001 resulted in significantly higher operating expenses in the fourth quarter of 2001 compared to 2002.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Arden Group, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations and comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Arden Group, Inc. and its subsidiaries at December 28, 2002, and the results of their operations and their cash flows for each of the years in the periods ended December 28, 2002 and December 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.  The financial statements of Arden Group, Inc. and its subsidiaries as of December 29, 2001 and for the year then ended were audited by other independent accountants who have ceased operations.  Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 1, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
February 25, 2003

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (ANDERSEN).  THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN AND ANDERSEN DID NOT CONSENT TO THE INCORPORATION BY REFERENCE OF THIS REPORT.  BECAUSE ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT, IT MAY BE DIFFICULT TO SEEK REMEDIES AGAINST ANDERSEN AND THE ABILITY TO SEEK RELIEF AGAINST ANDERSEN MAY BE IMPAIRED.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Arden Group, Inc.:

We have audited the accompanying consolidated balance sheet of Arden Group, Inc. (a Delaware corporation) and subsidiaries as of December 29, 2001, and the related consolidated statement of operations and comprehensive income, stockholders’ equity and cash flows for the period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ ARTHUR ANDERSEN LLP

Los Angeles, California
March 1, 2002

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

3.2.1

Amended and Restated By-Laws of Arden Group, Inc. as amended as of November 6, 2001 filed as Exhibit 3.2.2 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 29, 2001 and incorporated herein by reference.

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

10.1*

Employment Agreement dated May 13, 1988 by and among Arden Group, Inc., Arden-Mayfair, Inc., Telautograph Corporation and Gelson’s Markets and Bernard Briskin, filed as Exhibit 10 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended July 2, 1988 and incorporated herein by reference.

Exhibit

10.2*

Amendment to Employment Agreement dated April 27, 1994 by and between Arden Group, Inc., Arden-Mayfair, Inc., AMG Holdings, Inc. and Gelson’s Markets and Bernard Briskin, filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended April 2, 1994 and incorporated herein by reference.

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

10.9*

Second Amendment to Employment Agreement as of January 1, 1997 by and between Arden Group, Inc., Arden-Mayfair, Inc., AMG Holdings, Inc. and Gelson’s Markets and Bernard Briskin, filed as Exhibit 10.9 to the Annual Report on Form 10-K of Arden Group, Inc. for the year ended January 3, 1998 and incorporated herein by reference.

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

10.13*

Form of Non-Employee Director Phantom Stock Unit Agreement with Kenneth A. Goldman dated June 19, 2001 filed as Exhibit 10.13 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 29, 2001 and incorporated herein by reference.

10.14*	Form of Amendment to Non-Employee Director Phantom Stock Unit Agreement with each John G. Danhakl, Robert A. Davidow, Daniel Lembark, Ben Winters and Kenneth A. Goldman dated December 9, 2002.

10.15*	Arden Group, Inc., Non-officer and Non-Director Stock Option Plan.

10.15.1*	Form of Stock Option Plan Agreement.

21.	Subsidiaries of Registrant.

23.1	Consent of Independent Public Accountants - PricewaterhouseCoopers LLP.

99.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*       Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report.