Form 10-Q
period 2003-03-29
ARDEN GROUP INC
filed 2003-05-08
CIK 225051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM  10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐   No  ☒

The number of shares outstanding of the registrant’s classes of common stock as of March 29, 2003 was:

2,017,860 of Class A Common Stock

1,363,584 of Class B Common Stock

PART I.  FINANCIAL INFORMATION

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands)

	March 29, 2003	December 28, 2002
Assets
Current assets:
Cash and cash equivalents	$27,115	$30,161
Investments	32,919	27,566
Accounts and notes receivable, net	5,033	5,412
Inventories	12,871	14,542
Other current assets	3,908	2,473
Total current assets	81,846	80,154

Property held for resale or sublease	51	51
Property, plant and equipment, net	53,188	52,454
Deferred income taxes		580
Other assets	4,093	4,114
Total assets	$139,178	$137,353

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$13,953	$15,306
Other current liabilities	14,955	15,868
Current portion of long-term debt	226	220
Total current liabilities	29,134	31,394

Long-term debt	2,224	2,283
Deferred income taxes	89
Other liabilities	2,634	2,485
Total liabilities	34,081	36,162
Commitments and contingent liabilities

Stockholders’ equity:
Common Stock, Class A	844	839
Common Stock, Class B	341	341
Capital surplus	5,261	4,362
Unrealized gain on available-for-sale securities	347	232
Retained earnings	102,057	99,170
	108,850	104,944
Treasury stock, at cost	(3,753)	(3,753)
Total stockholders’ equity	105,097	101,191
Total liabilities and stockholders’ equity	$139,178	$137,353

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

	Thirteen Weeks Ended
	March 29, 2003	March 30, 2002
Sales	$100,364	$100,560
Cost of sales	56,597	57,222
Gross profit	43,767	43,338
Delivery, selling, general and administrative expenses	39,173	37,365
Operating income	4,594	5,973
Interest and dividend income	339	482
Other income (expense), net		18
Interest expense	(64)	(85)
Income before income taxes	4,869	6,388
Income tax provision	1,982	2,603
Net income	$2,887	$3,785

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from available-for-sale securities:
Unrealized holding gains (losses) arising during the period	115	(62)
Reclassification adjustment for realized (gains) losses included in net income		(10)
Net unrealized gain (loss), net of income tax expense (benefit) of $79 and ($50), respectively	115	(72)
Comprehensive income	$3,002	$3,713

Net income per common share:
Basic	$.86	$1.13
Diluted	.85	1.12

Weighted average common shares outstanding:
Basic	3,375,653	3,347,569
Diluted	3,379,300	3,365,610

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Thirteen Weeks Ended
	March 29, 2003	March 30, 2002
Cash flows from operating activities:
Cash received from customers	$100,792	$101,974
Cash paid to suppliers and employees	(95,153)	(91,448)
Interest and dividends received	213	222
Interest paid	(77)	(107)
Income taxes paid	(1,625)	(182)
Net cash provided by operating activities	4,150	10,459
Cash flows from investing activities:
Capital expenditures	(2,777)	(1,197)
Purchases of investments	(5,135)	(239)
Sales of investments		2,351
Proceeds from the sale of property, plant and equipment	33	15
Net cash provided by (used in) investing activities	(7,879)	930
Cash flows from financing activities:
Proceeds from exercise of stock options	736
Principal payments under capital lease obligations	(53)	(69)
Net cash provided by (used in) financing activities	683	(69)
Net increase (decrease) in cash and cash equivalents	(3,046)	11,320
Cash and cash equivalents at beginning of period	30,161	15,103
Cash and cash equivalents at end of period	$27,115	$26,423

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$2,887	$3,785

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,019	2,089
Provision for losses on accounts and notes receivable	13	31
Net (gain) loss from the disposal of property, plant and equipment	(9)	7
Realized (gain) loss on investments, net		(18)
Tax benefit of stock option transactions	168

Change in assets and liabilities net of effects from investing and financing activities:

(Increase) decrease in assets:
Investments	(24)	(73)
Accounts and notes receivable	366	1,265
Inventories	1,671	1,777
Other current assets	(1,435)	742
Other assets	21	73

(Decrease) increase in liabilities:
Accounts payable and other accrued expenses	(2,266)	102
Deferred income taxes	590	556
Other liabilities	149	123
Net cash provided by operating activities	$4,150	$10,459

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

The accompanying consolidated financial statements for the three months ended March 29, 2003 and March 30, 2002 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles (“GAAP”) for interim financial information.  These financial statements have not been audited by independent public accountants but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented.  The accompanying consolidated balance sheet as of December 28, 2002 has been derived from audited financial statements and, accordingly, does not include all disclosures required by GAAP as permitted by interim reporting requirements.  The results of operations for the three months ended March 29, 2003 are not necessarily indicative of the results to be expected for the full year ending January 3, 2004.

2.                  Net Income Per Common Share

Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share is calculated by adjusting outstanding shares to include all potentially dilutive stock options.

During the first quarter of 2003, employees exercised stock options for 19,125 shares of Class A Common Stock at an average exercise price of $38.50 per share.

3.                  Recent Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  This standard did not have an impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted the disclosure only provision of this statement effective in the first quarter of fiscal 2003.

Effective the first quarter of 2003, the Company adopted Emerging Issues Task Force Issue No. (“EITF”) 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor.”  EITF 02-16 addresses how a retailer should account for vendor credits and cash consideration received from a vendor.  Adoption of the provisions of EITF 02-16 did not have an impact on the Company’s consolidated financial statements.

4.                  Stock Options

As allowed by SFAS 123, the Company follows the disclosure requirements of SFAS 123, but continues to account for its employee stock option plans in accordance with Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees,” which results in no charge to earnings when options are issued at fair market value.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested stock option awards in each period presented:

	13 Weeks Ended March 29, 2003	13 Weeks Ended March 30, 2002
Net earnings as reported	$2,887	$3,785
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(5)	(21)
Pro forma net income	$2,882	$3,764
Earnings per share:
Basic – as reported	$.86	$1.13
Basic – pro forma	.85	1.12
Diluted – as reported	.85	1.12
Diluted – pro forma	.85	1.12

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company.  Certain statements contained in Management’s Discussion and Analysis, in other parts of this report and in other Company filings, are forward-looking statements.  These statements discuss, among other things, future sales growth, operating results and financial condition.  Forward-looking statements reflect the Company’s current plans and expectations regarding important risk factors and are based on information currently known to the Company.

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

•                  the ability of the Company to materially increase sales at its Pasadena store which is dependent upon, among other things, the acceptance and use of the center's underground parking and validation system by potential Gelson's customers;

•                  whether the landlord of the Century City Shopping Center implements a major construction project, the details of such project as and if implemented, and the effect of such project on the Gelson’s store;

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

First Quarter Analysis

Net income in the first quarter of 2003 decreased 23.7% to $2,887,000 compared to $3,785,000 during the first quarter of 2002.  Operating income decreased 23.1% to $4,594,000 in 2003 compared to $5,973,000 in the prior year.

Sales from the Company’s 18 supermarkets (all of which are located in Southern California) were $100,364,000 in the first quarter of 2003 representing a decrease of 0.2% compared to the first quarter of 2002.  The first quarter of 2002 included Easter and Passover sales, which occurred in the second quarter of this year.  During the first quarter of 2003, the Silverlake/Los Feliz Mayfair location was converted to the Gelson’s name and format as part of a major remodel.  Sales at the store were adversely impacted by a ten-day closure and reduced customer traffic during the construction phase of the remodel which was completed in late March 2003.

The Company’s gross profit as a percent of sales was 43.6% in the first quarter of 2003 compared to 43.1% in the same period of 2002.  Product pricing decisions contributed to the increase in margins.

Delivery, selling, general and administrative (“DSG&A”) expense as a percent of sales was 39.0% in the first quarter of 2003 compared to 37.2% in the first quarter of 2002.  Increases in workers’ compensation premiums, union pension contributions and union health and welfare benefit payments resulted in approximately $1,500,000 incremental DSG&A expenses in 2003.  Due to a decrease in the Company’s stock price during the first quarter of 2003, the Company reversed $164,000 in previously recorded expense related to stock appreciation rights (“SARs”).  In the first quarter of 2002, the Company recorded $426,000 expense related to SARs.

The Company contributes to several multi-employer union pension plans.  Contributions to the multi-employer union pension plan, covering a majority of the Company’s employees (the “Plan”), have been periodically suspended and reinstated in recent years.  Most recently, contributions were suspended in January 2003 and reinstated in March 2003.  In the first quarter of 2003, the Company recorded incremental pension expense of $297,000 for hours worked in March 2003.  No contributions to the Plan were required for hours worked in January and February 2003 or for hours worked during the first quarter of 2002.

The Company has historically purchased guaranteed cost workers’ compensation insurance.  Effective October 2002, the annual renewal premium for workers’ compensation increased $1,900,000 over the prior year.  The Company devotes substantial time and commitment to maintaining a safe work environment.  Earlier in 2002, California passed legislation effective January 2003, aimed at reforming the workers’ compensation insurance system in the state.  At this point in time, the Company is unable to predict how this legislation will impact the insurance industry’s rating process and, ultimately, the long-term effect on future premiums.  The Company continues to review opportunities to contain workers’ compensation insurance costs.

Stock-based compensation under the SARs program is subject to variable accounting in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”  As a result, the SARs compensation charge may vary each quarter depending on the market price of the Company’s Class A Common Stock.  Assuming the Company’s stock price remains at the March 29, 2003 closing price of $53.35, the Company anticipates SARs compensation income of approximately $65,000 on an after-tax basis for the year ended January 3, 2004.  Compensation expense related to SARs will be adjusted by approximately $17,000 after-tax for each increase or decrease of one dollar in the Company’s stock price.  The above estimates are based on the number of outstanding SARs as of March 29, 2003.  The exercise of these SARs or the grant of additional SARs could cause the estimates to vary.  In that regard, on April 1, 2003, the Company granted SARs covering 10,000 units at a base of $54.25 per unit to a person elected to the Board of Directors on that date.

The Company procures approximately 22 percent of its product costs through Unified Western Grocers, Inc. (“Unified”), a grocery cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits in order to purchase product from the cooperative.  As of March 29, 2003, the Company had approximately $1,418,000 on deposit with Unified.  The minimum deposit requirement is satisfied through a combination of cash, credit and ownership of equity shares in Unified.  In September 2002, Unified’s Board of Directors authorized a quasi-reorganization that eliminated its accumulated deficit in retained earnings and restated assets and liabilities to their fair values.  Unified’s Board of Directors has adopted an equity enhancement plan for its 2002 fiscal year.  Under the equity enhancement plan, member-patrons will receive five-year low interest bearing subordinated patronage dividend certificates in lieu of amounts previously paid in cash and Class B shares.  In 2002, the Company earned approximately $149,000 in subordinated patronage dividend certificates.  In the event Unified continues to incur reductions in earned surplus, the Company may face impairment issues relating to the deposits provided to Unified.  In view of the above, the Company has elected not to recognize the 2002 patronage dividend as income until the certificates are redeemed.  The Company will evaluate this policy on an annual basis, based on facts and circumstances as they exist in the future.

Interest and dividend income was $339,000 in the first quarter of 2003 compared to $482,000 for the same period in 2002, primarily due to lower overall interest rates partially offset by higher average levels of interest bearing investments in 2003.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders’ equity.  Unrealized gains on available-for-sale securities were $115,000 (net of income tax expense of $79,000) in the first quarter of 2003 compared to unrealized losses of $72,000 (net of income tax benefits of $50,000) in the first quarter of 2002.

In September 2001, the Company opened a Gelson’s Market in a multi-use center in Pasadena, California which is currently performing significantly below management’s expectations.  Improvement in sales at the Pasadena store is dependent upon, among other things, the acceptance and use of the center's underground parking and validation system by potential Gelson's customers. However, the acceptance and use of the center's underground parking and validation system does not guarantee that sales at the Pasadena store will increase to originally estimated levels.  Enhancements have recently been made to the interior of the store, as well as to traffic flow in the garage and signage, but these changes have not yet resulted in a significant increase in sales.  If sales at the Pasadena store do not materially increase, the Company’s fixed assets at that store could become impaired.  The Company has the right, under certain circumstances, to terminate its lease in the Spring of 2005 which would result in a significant write-off of fixed assets and other costs.

A major road improvement project has commenced along Santa Monica Boulevard in West Los Angeles, California, which is estimated to last approximately three years.  At some times during the construction schedule, construction will occur directly in front of, or very close to, the Century City Shopping Center, where Gelson’s has its Century City store.  It can be expected that the sales of the Century City store will be negatively impacted during the construction period, but that access to the shopping center is expected to be improved once the roadway project has been completed.  In addition, the landlord of the Century City Shopping Center has discussed with Gelson’s the landlord’s tentative plans for a major construction project which could result in the relocation of the movie theaters and other tenants to newly constructed areas immediately adjacent to the Gelson’s store.  Those plans also include the expansion of the Gelson’s store.  The Company does not know if or when this project might begin or how long it could take.  The project is in the planning stage.  The Company expects, however, that the sales of the Century City store will be negatively affected during this construction.  Although the Company also expects that the parking for Gelson’s customers would be adversely affected by relocating the theaters and other tenants to the immediate vicinity of the Gelson’s store, it also anticipates that the relocation will increase foot traffic in the vicinity of the store and that the expanded store with additional facilities and services and the increased foot traffic will increase the number of customers.

CAPITAL EXPENDITURES/LIQUIDITY

The Company generated cash from operating activities of approximately $4,150,000 for the thirteen weeks ended March 29, 2003.  Cash flows from operating activities resulted primarily from net income plus non-cash expenses and changes in operating working capital, including the timing of estimated income tax payments.

The Company plans to utilize cash-on-hand (including investments) and cash flow from operations to fund capital expenditures in 2003.  Capital expenditures of approximately $2,777,000 have been incurred during the thirteen weeks ended March 29, 2003.

The Company also has two revolving lines of credit totaling $8,000,000 available to fund operations and expansion.  There were no outstanding balances against either of the revolving lines as of March 29, 2003.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of March 29, 2003:

	Contractual Cash Obligations (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

7% Subordinated Income Debentures Due September 2014 Including Interest	$2,217	$86	$172	$172	$1,787

Capital Lease Obligations Including Interest	1,549	348	695	506	0

Operating Leases	103,876	7,478	14,922	14,173	67,303

Total Contractual Cash Obligations	$107,642	$7,912	$15,789	$14,851	$69,090

	Other Commercial Commitments (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Standby Letters of Credit (1)	$744	$744

(1)          The standby letters of credit are maintained pursuant to the Company’s insurance requirements.

In April 2003, the Company announced a stock repurchase program, authorized by the Board of Directors, to purchase from time to time up to 100,000 shares of its Class A Common Stock in the open market or in private transactions.  The timing, volume and price of purchases under the program will be at the discretion of the management of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently has no bank debt or fixture financing.  If the Company should obtain financing or draw on its existing lines of credit, which bear interest at the bank’s reference rate or the bank’s adjusted LIBOR rate plus an index up to 1.2%, the Company could then be exposed to market risk related to interest fluctuations.

A change in market prices exposes the Company to market risk related to its investments which totaled $32,919,000 as of March 29, 2003.  A hypothetical 10% drop in the market value of these investments would result in a $3,292,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.  No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ARDEN GROUP, INC.
Registrant

Date	May 8, 2003	/s/DAVID M. OLIVER
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

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 8, 2003	/s/BERNARD BRISKIN
		Signature:	Bernard Briskin
		Title:	Chief Executive Officer

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

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 8, 2003	/s/DAVID M. OLIVER
		Signature:	David M. Oliver
		Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit 99.1                               Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2                                 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.