Form 10-Q
period 2003-06-28
ARDEN GROUP INC
filed 2003-08-18
CIK 225051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐   No  ☒

The number of shares outstanding of the registrant’s classes of common stock as of June 28, 2003 was:

2,016,923 of Class A Common Stock

1,363,584 of Class B Common Stock

PART I.  FINANCIAL INFORMATION

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 28, 2003	December 28, 2002
	(Unaudited)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$40,942	$30,161
Investments	27,295	27,566
Accounts and notes receivable, net	5,416	5,544
Inventories	14,018	14,542
Other current assets	2,141	2,473
Total current assets	89,812	80,286

Property held for resale or sublease	51	51
Property, plant and equipment, net	52,313	52,454
Deferred income taxes	2,094	2,066
Other assets	4,164	4,114
Total assets	$148,434	$138,971

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$14,539	$15,306
Other current liabilities	18,492	15,868
Current portion of long-term debt	233	220
Total current liabilities	33,264	31,394

Long-term debt	2,163	2,283
Deferred rent	4,137	3,782
Other liabilities	2,728	2,485
Total liabilities	42,292	39,944

Commitments and contingent liabilities

Stockholders’ equity:
Common Stock, Class A	843	839
Common Stock, Class B	341	341
Capital surplus	5,260	4,362
Unrealized gain on available-for-sale securities	434	232
Retained earnings	103,017	97,006
	109,895	102,780
Treasury stock, at cost	(3,753)	(3,753)
Total stockholders’ equity	106,142	99,027
Total liabilities and stockholders’ equity	$148,434	$138,971

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
		(Restated)		(Restated)
Sales	$101,243	$98,710	$201,607	$199,270
Cost of sales	56,826	55,771	113,423	112,993
Gross profit	44,417	42,939	88,184	86,277
Delivery, selling, general and administrative expenses	40,082	37,207	79,426	74,746
Operating income	4,335	5,732	8,758	11,531

Interest and dividend income	427	499	766	981
Other income (expense), net	843	(362)	843	(344)
Interest expense	(80)	(98)	(144)	(183)
Income before income taxes	5,525	5,771	10,223	11,985
Income tax provision	2,250	2,351	4,163	4,883
Net income	$3,275	$3,420	$6,060	$7,102

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from available-for-sale securities:
Unrealized holding gains arising during the period	541	550	656	488
Reclassification adjustment for realized (gains) losses included in net income	(454)	305	(454)	295
Net unrealized gain, net of income tax expense of $60 and $139 for 2003 and $589 and $539 for 2002, respectively	87	855	202	783
Comprehensive income	$3,362	$4,275	$6,262	$7,885

Net income per common share:
Basic	$.97	$1.02	$1.79	$2.12
Diluted	.97	1.02	1.79	2.11
Weighted average common shares outstanding:
Basic	3,380,534	3,349,983	3,378,089	3,348,776
Diluted	3,383,954	3,361,671	3,381,437	3,359,647

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Twenty-Six Weeks Ended
	June 28, 2003	June 29, 2002
		(Restated)
Cash flows from operating activities:
Cash received from customers	$201,718	$200,913
Cash paid to suppliers and employees	(188,017)	(182,138)
Interest and dividends received	641	811
Interest paid	(128)	(182)
Income taxes paid	(1,626)	(1,192)
Net cash provided by operating activities	12,588	18,212

Cash flows from investing activities:
Capital expenditures	(3,972)	(1,823)
Purchases of investments	(5,325)	(393)
Sales of investments	6,828	4,124
Proceeds from the sale of property, plant and equipment	84	19
Net cash provided by (used in) investing activities	(2,385)	1,927

Cash flows from financing activities:
Proceeds from exercise of stock options	736	540
Principal payments under capital lease obligations	(107)	(140)
Purchase and retirement of Company stock	(51)
Net cash provided by financing activities	578	400

Net increase in cash and cash equivalents	10,781	20,539
Cash and cash equivalents at beginning of period	30,161	15,103
Cash and cash equivalents at end of period	$40,942	$35,642

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows, Continued

(In Thousands)

	Twenty-Six Weeks Ended
	June 28, 2003	June 29, 2002
		(Restated)
Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$6,060	$7,102

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,035	4,145
Provision for losses on accounts and notes receivable	27	62
Net (gain) loss from the disposal of property, plant and equipment	(6)	17
Net realized (gain) loss on investments	(843)	344
Tax benefit of stock option transactions	168

Change in assets and liabilities net of effects from investing and financing activities:

(Increase) decrease in assets:
Investments	(48)	(131)
Accounts and notes receivable	101	1,658
Inventories	524	1,331
Other current assets	332	1,697
Other assets	(50)	104

(Decrease) increase in liabilities:
Accounts payable and accrued expenses	1,857	1,140
Deferred income taxes	(167)	156
Deferred rent	355	362
Other liabilities	243	225
Net cash provided by operating activities	$12,588	$18,212

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

The accompanying consolidated financial statements for the three and six months ended June 28, 2003 and June 29, 2002 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles (“GAAP”) for interim financial information.  These financial statements have not been audited by independent public accountants but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to SEC regulations.  Accordingly, the accompanying consolidated financial statements should be read in conjunction with the Company's fiscal 2002 Annual Report on Form 10-K.  The results of operations for the six months ended June 28, 2003 are not necessarily indicative of the results to be expected for the full year ending January 3, 2004.

2.                    Restatement

The accompanying financial statements for the thirteen and twenty-six weeks ended June 29, 2002 and the balance sheet as of December 28, 2002 have been restated to reflect rental expense and income on a straight-line basis for leases having scheduled rent increases. The Company had previously recorded rental expense and income as incurred.  The restatement reflects all required adjustments for leases with scheduled rent increases based on a comprehensive review of the Company's leases.  This restatement resulted in a reduction of previously reported net income of $104,000 and $207,000 for the thirteen and twenty-six weeks ended June 29, 2002, respectively.  Basic net income per share declined $.03 and $.06 for the thirteen and twenty-six weeks ended June 29, 2002, respectively.  In addition, to reflect the cumulative effect of the restatement for the years 1994 through 2002, fiscal 2002 retained earnings were reduced by $2,164,000. The restatement did not impact the Company's cash flow for any of the periods presented. The Company will also amend its Form 10-K for the year ended December 28, 2002 and its Form 10-Q for the thirteen weeks ended March 29, 2003 to reflect this restatement.

The following tables represent the impact of the restatement on balances as reported, adjusted and restated on prior periods.

Consolidated Balance Sheets

(In Thousands)	As of December 28, 2002
	As Reported	Adjustments	Restated
Accounts and notes receivable, net	$5,412	$132	$5,544
Total current assets	80,154	132	80,286
Deferred income taxes	580	1,486	2,066
Total assets	$137,353	$1,618	$138,971
Deferred rent	$	$3,782	$3,782
Total liabilities	36,162	3,782	39,944
Retained earnings	99,170	(2,164)	97,006
Total stockholders’ equity	101,191	(2,164)	99,027
Total liabilities and stockholders’ equity	$137,353	$1,618	$138,971

Consolidated Statements of Operations and Comprehensive Income

(In Thousands, Except Per Share Data)
	Thirteen Weeks Ended June 29, 2002
	As Reported	Adjustments	Restated
Delivery, selling, general and administrative expenses	$37,032	$175	$37,207
Operating income	5,907	(175)	5,732
Income before income taxes	5,946	(175)	5,771
Income tax provision	2,422	(71)	2,351
Net income	$3,524	$(104)	$3,420
Comprehensive income	$4,379	$(104)	$4,275

Net income per common share:
Basic	$1.05	$(.03)	$1.02
Diluted	1.05	(.03)	1.02

	Twenty-Six Weeks Ended June 29, 2002
	As Reported	Adjustments	Restated
Delivery, selling, general and administrative expenses	$74,397	$349	$74,746
Operating income	11,880	(349)	11,531
Income before income taxes	12,334	(349)	11,985
Income tax provision	5,025	(142)	4,883
Net income	$7,309	$(207)	$7,102
Comprehensive income	$8,092	$(207)	$7,885

Net income per common share:
Basic	$2.18	$(.06)	$2.12
Diluted	2.18	(.07)	2.11

The Consolidated Statement of Operations and Comprehensive Income for the twenty-six weeks ended June 28, 2003 includes restated balances for the thirteen weeks ended March 29, 2003. The restatement of the Company's Consolidated Statement of Operations and Comprehensive Income for the thirteen weeks ended March 29, 2003 reflects adjustments in amounts comparable to the thirteen weeks ended June 29, 2002 shown above.

3.                    Common Stock and Net Income Per Common Share

Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share is calculated by adjusting outstanding shares to include all potentially dilutive stock options.

4.                    Recent Accounting Standards

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  This statement is effective for contracts entered into or modified after June 30, 2003.  The adoption of this Statement is not expected to have any impact on the Company’s consolidated financial statements as the Company has not entered into hedging or derivative contracts.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  This standard is not expected to have an impact on the Company’s consolidated financial statements.

Effective the first quarter of 2003, the Company adopted Emerging Issues Task Force Issue No. (“EITF”) 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor.”  EITF 02-16 addresses how a retailer should account for vendor credits and cash consideration received from a vendor.  Adoption of the provisions of EITF 02-16 did not have a significant impact on the Company’s consolidated financial statements.

5.                    Stock Options

As allowed by SFAS 123, as amended by SFAS 148, the Company follows the disclosure requirements of SFAS 123, but continues to account for its employee stock option plans in accordance with Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees,” which results in no charge to earnings when options are issued at fair market value.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested stock option awards in each period presented:

	26 Weeks Ended
	June 28, 2003	June 29, 2002
		(Restated)
Net earnings as reported	$6,060	$7,102

Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(11)	(42)

Pro forma net income	$6,049	$7,060

Earnings per share:
Basic – as reported	$1.79	$2.12
Basic – pro forma	1.79	2.11
Diluted – as reported	1.79	2.11
Diluted – pro forma	1.79	2.10

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

•             the ability to renew current leases on favorable terms;

•             the ability of the Company to materially increase sales at its Pasadena store which is dependent upon, among other things, the acceptance and use of the center’s underground parking and validation system by potential Gelson’s customers;

•             whether and when the landlord of the Century City Shopping Center implements a major construction project, the details of such project as and if implemented, and the effect of such project on the Gelson’s store;

•             the amount of future premiums incurred by the Company in order to maintain adequate insurance coverage;

•             the financial impact of the Company’s termination of its guaranteed cost workers’ compensation policy and the resulting change to self-insurance with stop-loss coverage for workers’ compensation claims;

•             the impact of the Company’s workers’ compensation safety records and claims experience and any changes to the insurance industry’s rating process and premium schedules on workers’ compensation stop-loss coverage;

•             the adequacy of self-insurance reserves for reported claims and incurred but not reported claims;

•             the impact of uninsured losses;

•             the retirement of existing senior management;

•             the term of any future suspension and subsequent reinstatement of multi-employer union pension contributions, the number of hours worked by the applicable union employees, the required rate of contribution and the future rate of return received by the union pension plans on their investments;

•             the renegotiation of expiring union labor contracts and the resulting financial impact of the new contract terms;

•             the rate of increase in health care costs;

•             any changes in assumptions or market conditions that could affect management’s estimate of future cash flows when evaluating assets for impairment.

Restatement

The accompanying financial statements for the thirteen and twenty-six weeks ended June 29, 2002 and the balance sheet as of December 28, 2002 have been restated to reflect rental expense and income on a straight-line basis for leases having scheduled rent increases. The Company had previously recorded rental expense and income as incurred. The restatement reflects all required adjustments for leases with scheduled rent increases based on a comprehensive review of the Company's leases. This restatement resulted in a reduction of previously reported net income of $104,000 and $207,000 for the thirteen and twenty-six weeks ended June 29, 2002, respectively.  Basic net income per share declined $.03 and $.06 for the thirteen and twenty-six weeks ended June 29, 2002, respectively.  Net income for fiscal 2000, 2001 and 2002 was reduced approximately $375,000, $436,000 and $414,000, respectively as a result of this restatement.  In addition, to reflect the cumulative effect of the restatement for the years 1994 through 2002, fiscal 2002 retained earnings were reduced by $2,164,000. The restatement did not impact the Company's cash flow for any of the periods presented. The Company will also amend its Form 10-K for the year ended December 28, 2002 and its Form 10-Q for the thirteen weeks ended March 29, 2003 to reflect this restatement.

Unaudited 2001 Financial Statements

The Company's independent accountants for fiscal 2001, Arthur Andersen LLP, are not able to reissue their report because they ceased operations in 2002, nor have they audited the restatement adjustments related to the fiscal year ended December 29, 2001. In these circumstances, the Company’s successor independent accountants, PricewaterhouseCoopers LLP, are not able to issue an opinion on the financial statements for the fiscal year ended December 29, 2001 at this time. Accordingly, the Company's restated financial statements as of and for the fiscal year ended December 29, 2001 are deemed unaudited. The Company’s access to the capital markets is presently restricted because of its inability to include in future registration statements or reports audited financial statements for the fiscal year ended December 29, 2001 as further discussed in the Company’s amended Form 10-K for the 2002 fiscal year. In order to access the public capital markets, the Securities and Exchange Commission (“SEC”) rules require the Company to include or incorporate by reference in any prospectus three years of the Company’s audited financial statements. Until the Company's audited financial statements for its fiscal year 2004 become available, the SEC’s current rules would require the Company to present in a registration statement audited financial statements for its 2001 fiscal year unless the SEC waives the requirement. The Company's financial statements for its 2001 fiscal year, however, were previously audited by Arthur Andersen LLP and have since been restated without reaudit, rendering them unaudited. Accordingly, the Company would be required to issue audited financials for the fiscal year ended December 29, 2001 to access the public markets prior to the availability of the 2004 audited financial statements.

Second Quarter Analysis

Net income in the second quarter of 2003 decreased 4.2% to $3,275,000 compared to $3,420,000 during the second quarter of 2002.  Operating income decreased 24.4% to $4,335,000 in the second quarter of 2003 compared to $5,732,000 in the prior year.

Sales from the Company’s 18 supermarkets (all of which are located in Southern California) were $101,243,000 in the second quarter of 2003 representing an increase of 2.6% compared to same store sales for the second quarter of 2002.  The second quarter of 2003 benefited from Passover and Easter sales, which occurred in the first quarter of the prior year.

The Company’s gross profit as a percent of sales was 43.9% in the second quarter of 2003 compared to 43.5% in the same period of 2002.  Product pricing decisions contributed to the increase in margins.

Delivery, selling, general and administrative (“DSG&A”) expense as a percent of sales was 39.6% in the second quarter of 2003 compared to 37.7% in the second quarter of 2002.  Increases in workers’ compensation premiums, union pension contributions and union health and welfare benefit payments resulted in approximately $1,534,000 incremental DSG&A expenses in the second quarter of 2003.  During the second quarter 2003, the Company recorded $246,000 in compensation expense relating to stock appreciation rights (“SARs”).  In the second quarter of 2002, the Company recognized income of $108,000 related to SARs.

The Company contributes to several multi-employer union pension plans.  Contributions to the multi-employer union pension plan, covering a majority of the Company’s employees (the “Plan”), have been periodically suspended and reinstated in recent years.  Most recently, contributions were suspended in November 2002 and reinstated in March 2003.  In the second quarter, the Company recorded pension expense for thirteen weeks in 2003 and only nine weeks in 2002.  No contributions to the Plan were required for hours worked in April 2002.

In June 2003, in an effort to control the substantially increasing workers’ compensation rates, the Company terminated its guaranteed cost workers’ compensation insurance policy and purchased a high deductible workers’ compensation policy.  The Company has stop-loss coverage to limit its loss exposure on a per claim basis and is insured for covered costs in excess of per claim limits.  However, no assurance can be given that this change will result in a reduction in workers’ compensation expense.  The Company devotes substantial time and commitment to maintaining a safe work environment.  The ultimate cost of workers’ compensation is highly dependent upon legal and legislative trends, the inflation rates of health care costs and the Company’s ability to manage claims.  Self-insurance accruals for losses up to the purchased stop-loss coverage are based on reported claims and an estimate of claims incurred but not reported.

Stock-based compensation under the SARs program is subject to variable accounting in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”  As a result, the SARs compensation charge may vary each quarter depending on the market price of the Company’s Class A Common Stock.  Assuming the Company’s stock price remains at the June 28, 2003 closing price of $60.75, the Company anticipates SARs compensation expense of approximately $89,000 on an after tax basis for the year ended January 3, 2004.  Compensation expense related to SARs will be adjusted by approximately $18,000 after tax for each increase or decrease of one dollar in the Company’s stock price.  The above estimates are based on the number of outstanding SARs as of June 28, 2003.  The exercise of these SARs or the grant of additional SARs could cause the estimates to vary.  In that regard, on April 1, 2003, the Company granted SARs covering 10,000 shares at a base price of $54.25 per share, the fair market value of the Class A Common Stock on that date.  On August 6, 2003, the Company granted SARs covering 20,000 shares at a base price of $60.50 per share, the fair market value of the Class A Common Stock on that date.

The Company procures approximately 22% of its product costs through Unified Western Grocers, Inc. (“Unified”), a grocery cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits in order to purchase product from the cooperative.  As of June 28, 2003, the Company had approximately $1,350,000 on deposit with Unified.  The minimum deposit requirement is satisfied through a combination of cash, credit and ownership of equity shares in Unified.  In September 2002, Unified’s Board of Directors authorized a quasi-reorganization that eliminated its accumulated deficit in retained earnings and restated assets and liabilities to their fair values.  Unified’s Board of Directors adopted an equity enhancement plan for its 2002 fiscal year.  Under the equity enhancement plan, member-patrons will receive five-year low interest bearing subordinated patronage dividend certificates in lieu of amounts previously paid in cash and Class B shares.  In 2002, the Company earned approximately $149,000 in subordinated patronage dividend certificates.  In the event Unified continues to incur reductions in earned surplus, the Company may face impairment issues relating to the deposits provided to Unified.  In view of the above, the Company has elected not to recognize the 2002 patronage dividend as income until the certificates are redeemed.  The Company will evaluate this policy on an annual basis, based on facts and circumstances as they exist in the future.

Interest and dividend income was $427,000 in the second quarter of 2003 compared to $499,000 for the same period in 2002 primarily due to lower overall interest rates partially offset by higher average levels of interest bearing investments in 2003.

Other income (expense) includes net gains (losses) realized on investments of $843,000 and ($362,000) in 2003 and 2002, respectively.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders’ equity.  Unrealized gains on available-for-sale securities were $87,000 (net of income tax expense of $60,000) in the second quarter of 2003 compared to unrealized gains of $855,000 (net of income tax expense of $589,000) in the second quarter of 2002.

In September 2001, the Company opened a Gelson’s Market in a mixed use shopping center/apartment project in Pasadena, California, which is currently performing significantly below management’s expectations.  Improvement in sales at the Pasadena store is dependent upon, among other things, the acceptance and use of the center’s underground parking and validation system by potential Gelson’s customers.  However, the acceptance and use of the center’s underground parking and validation system does not guarantee that sales at the Pasadena store will increase to originally estimated levels.  In 2002, enhancements were made to the interior of the store, as well as to traffic flow in the garage and signage.  These changes have resulted in an increase in sales at the Pasadena store, however, additional sales increases are necessary or the Company’s fixed assets at that store could become impaired.  The Company has the right, under certain circumstances, to terminate its lease in the Spring of 2005 which would result in a significant write-off of fixed assets and other costs.

A major road improvement project commenced in early 2003 along Santa Monica Boulevard in West Los Angeles, California, which is estimated to last approximately three years.  At some times during the construction schedule, construction will occur in the immediate proximity of the Century City Shopping Center where Gelson’s has a store.  The Company expects that sales at this store will be negatively impacted during the construction period.  In addition, the landlord of the Century City Shopping Center has tentative plans for a major construction project which would result in the relocation of the movie theaters and other tenants to newly constructed areas immediately adjacent to the Gelson’s store.  Those plans also include the expansion of the Gelson’s store.  The Company does not know if or when this project might begin or how long it could take.  The project is in the planning stage.  The Company expects, however, that the sales of the Century City store will be negatively impacted during this construction.  The Company also expects that the parking for Gelson’s customers will be adversely affected by the addition of other tenants and the relocation of the theaters and food court to the immediate vicinity of the Gelson’s store.  However, these changes will likely increase foot traffic in the vicinity of the store, which may result in an increase in the number of customers and sales.

The union labor contracts covering food workers in Southern California, including the contract covering the majority of the Company’s employees, expire October 5, 2003.  The resulting terms of a new labor agreement could have an impact on future operating results.

Year-To-Date Analysis

Net income in the first six months of 2003 decreased 14.7% to $6,060,000 compared to $7,102,000 during the first six months of 2002.  Operating income decreased 24.0% to $8,758,000 for the first half of 2003 compared to $11,531,000 in the same period of the prior year.

Sales from the Company’s 18 supermarkets (all of which are located in Southern California) were $201,607,000 in the first six months of 2003.  This represents an increase of 1.2% over the first six months of 2002 when same store sales were $199,270,000.  During the first quarter of 2003, the Silverlake/Los Feliz Mayfair store was converted to the Gelson’s name and format as part of a major remodel.  Sales at the store were adversely impacted by a ten-day closure and reduced customer traffic during the construction phase of the remodel which was completed in late March 2003.

The Company’s gross profit as a percent of sales was 43.7% in the first six months of 2003 compared to 43.3% in the same period of 2002.  Product pricing decisions contributed to the increase in margins.

DSG&A expense as a percent of sales was 39.4% in the first six months of 2003 compared to 37.5% in the same period of 2002.  The increase in costs is primarily due to the multi-employer union pension reinstatement, higher workers’ compensation premiums and increases in union health and welfare benefit payments.  During the first half of 2003, these costs increased approximately $3,034,000 over the prior year.  The Company reported $82,000 of compensation expense in the first half of 2003 related to SARs compared to $318,000 in the same period of the prior year.

Interest and dividend income was $766,000 in the first six months of 2003 compared to $981,000 for the same period in 2002 primarily due to lower overall interest rates partially offset by higher average levels of interest bearing investments in 2003.

Interest expense decreased to $144,000 in the first six months of 2003 compared to $183,000 in the first six months of 2002 due to the termination of a capital lease in June 2002.

Other income (expense) includes net gains (losses) realized on investments of $843,000 and ($344,000) in 2003 and 2002, respectively.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders’ equity.  Unrealized gains on available-for-sale securities were $202,000 (net of income tax expense of $139,000) in the first six months of 2003 compared to unrealized gains of $783,000 (net of income tax expense of $539,000) in the same period of 2002.

CAPITAL EXPENDITURES/LIQUIDITY

The Company generated cash from operating activities of approximately $12,588,000 for the twenty-six weeks ended June 28, 2003.  Cash flows from operating activities resulted primarily from net income plus non-cash expenses and changes in operating working capital.  The increase in other current liabilities over December 28, 2002 results primarily from the timing of estimated income tax payments.

The Company plans to utilize cash-on-hand (including investments) and cash flow from operations to fund capital expenditures in 2003.  Capital expenditures of approximately $3,972,000 have been incurred during the twenty-six weeks ended June 28, 2003.  The Company anticipates declining capital expenditures in the balance of the fiscal year.

The Company also has two revolving lines of credit totaling $13,000,000 available for standby letters of credit, funding operations and expansion.  The Company maintains three standby letters of credit aggregating $5,744,000 pursuant to the Company’s general liability and workers’ compensation self-insurance programs.  The standby letters of credit reduce the available borrowings under its revolving lines.  There were no outstanding borrowings against either of the revolving lines as of June 28, 2003.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of June 28, 2003:

	Contractual Cash Obligations (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

7% Subordinated Income Debentures Due September 2014 Including Interest	$2,217	$86	$172	$172	$1,787

Capital Lease Obligations Including Interest	1,462	348	695	419	0

Operating Leases	102,096	7,597	14,863	13,902	65,734

Total Contractual Cash Obligations	$105,775	$8,031	$15,730	$14,493	$67,521

	Other Commercial Commitments (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Standby Letters of Credit	$5,744	$5,744

In April 2003, the Company announced a stock repurchase program, authorized by the Board of Directors, to purchase from time to time up to 100,000 shares of its Class A Common Stock in the open market or in private transactions.  The timing, volume and price of purchases are at the discretion of the management of the Company.  During the second quarter of 2003, the Company purchased and retired 937 shares of its Class A Common Stock for an aggregate purchase price of approximately $51,000.

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

A change in market prices exposes the Company to market risk related to its investments which totaled $27,295,000 as of June 28, 2003.  A hypothetical 10% drop in the market value of these investments would result in a $2,730,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of June 28, 2003 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.  During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  The Annual Meeting of Stockholders was held on June 4, 2003.

(b)                                 Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees for directors as listed in the Proxy Statement.  Two nominees were elected by Class B stockholders at the Annual Meeting as follows:

		Votes
Class B:	Steven Romick
	Term expires 2006
For		13,630,560
Abstain		0

Class B:	Ben Winters
	Term expires 2006
For		13,630,560
Abstain		0

Continuing directors whose terms of office do not expire until 2004 or 2005 are:

Bernard Briskin
John G. Danhakl
Robert A. Davidow
Kenneth A. Goldman

(c)                                  The selection of PricewaterhouseCoopers LLP, independent public accountants, to audit the books, records and accounts of the Company and its consolidated subsidiaries for the 2003 fiscal year was approved by the following votes:

	Class A Stock	Class B Stock
For	1,841,973	13,630,560
Against	2,100	0
Abstain	6,746	0

There were 20,408 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits:

10.1        Form of Non-Employee Director Phantom Stock Unit Agreement with Steven Romick.

31.1        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)              Reports on Form 8-K:

On May 8, 2003, the Company filed a Form 8-K furnishing under Item 9 for Item 12 its first quarter earnings press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDEN GROUP, INC.
Registrant

Date	August 18, 2003	/s/ DAVID M. OLIVER
David M. Oliver
Chief Financial Officer
(Authorized Signatory)