Form 10-K/A
period 2002-12-28
ARDEN GROUP INC
filed 2003-09-19
CIK 225051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

2,016,985 of Class A Common Stock

1,363,584 of Class B Common Stock

Purpose of Amendment No. 1

This filing is made to restate the Company’s fiscal 2002, 2001 and 2000 financial statements and related Management’s Discussion and Analysis to reflect rental expense and income on a straight-line basis for leases having scheduled fixed rent increases and the related impact on incentive compensation.  The Company had previously recorded rental expense and rental income in accordance with the payment schedule in the respective leases.  The restatement reflects all required adjustments for leases with scheduled fixed rent increases based on a comprehensive review of the Company’s leases.  The restatement for 2000, 2001 and 2002 resulted in a reduction in previously reported net income of approximately $375,000, $436,000 and $414,000, respectively.  Basic net income per share declined $.11, $.13 and $.13 for fiscal years 2000, 2001 and 2002, respectively.  In addition, as a result of the cumulative effect of the restatement for the years 1994 through 1999, opening retained earnings has been reduced $939,000.  The restatement did not impact the Company’s cash flow for any of the periods presented.  The Company's financial statements for the year ended December 30, 2001, were previously audited by Arthur Anderson LLP.  In conjunction with the restatement of the Company’s Financial Statements, the December 30, 2001 financial statements were reaudited by PricewaterhouseCoopers LLP.

This amendment does not reflect the effect of any events subsequent to the original filing of the Form 10-K for the year ended December 28, 2002, except for the aforementioned restatement, which restates in part items 6, 7, 8 and 11 in the Form 10-K as described above.

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

The Company owns its 30,000 square foot corporate headquarters office building in Compton, California.  In addition, AMG Holdings, Inc. (“AMG Holdings”), a wholly-owned subsidiary of Arden-Mayfair, leases a 64,000 square foot building in Los Angeles consisting of office and warehouse space, which is subleased until the lease on the property expires in 2012.

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

The following selected historical consolidated financial data should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K/A.  The Company restated its financial statements for 2002 and all prior periods, as described in Note 1 to the Consolidated Financial Statements included as part of this form.

ARDEN GROUP, INC. and consolidated subsidiarIES

(Restated)

(In Thousands, Except Share and Per Share Data)	2002	2001	2000	1999	1998

Operations For The Year:

Sales	$401,378	$391,880	$359,994	$324,168	$296,487
Gross profit	174,462	165,578	149,110	131,722	119,892
Operating income	21,644	19,377	19,205	16,397	15,712
Other income (expense), net	1,644	1,926	1,019	1,009	1,085
Income tax provision	9,356	8,432	8,240	5,946	6,893
Net income	$13,932	$12,871	$11,984	$11,460	$9,904

Depreciation and amortization	$8,139	$7,872	$6,719	$5,824	$5,618

Financial Position At Year-End:

Total assets	$138,971	$122,834	$118,279	$111,337	$93,168
Working capital	48,892	27,975	27,504	24,735	25,788
Long-term debt	2,283	3,134	6,735	8,322	6,369
Stockholders’ equity	99,027	83,389	75,953	68,337	57,675
Capital expenditures	4,023	10,066	9,882	19,630	4,244

Per Share Data:

Net income per share - basic	$4.15	$3.80	$3.41	$3.20	$2.76
Net income per share - diluted	$4.14	$3.79	$3.41	$3.20	$2.76

Basic weighted average shares outstanding	3,355,020	3,389,234	3,513,028	3,585,472	3,585,472
Diluted weighted average shares outstanding	3,365,961	3,398,671	3,515,117	3,585,472	3,585,472

All years are 52 weeks.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to the Company's previously reported consolidated financial statements as of and for the fiscal years 2002 and prior. (See “Restatement of Financial Statements” below.) The information set forth below should be read together with the Company's consolidated financial statements and related notes appearing elsewhere in this report.

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

Restatement

The accompanying financial statements for fiscal 2002, 2001 and 2000 have been restated to reflect rental expense and income on a straight-line basis for leases having scheduled fixed rent increases and the related impact on incentive compensation.  The Company had previously recorded rental expense and rental income in accordance with the payment schedule in the respective leases.  The restatement reflects all required adjustments for leases with scheduled fixed rent increases based on a comprehensive review of the Company's leases.  The restatement for 2000, 2001 and 2002 resulted in a reduction in previously reported net income of approximately $375,000, $436,000 and $414,000, respectively.  Basic net income per share declined $.11, $.13 and $.13 for fiscal years 2000, 2001 and 2002, respectively.  In addition, as a result of the cumulative effect of the restatement for the years 1994 through 1999, opening retained earnings has been reduced by $939,000.  The restatement did not impact the Company's cash flow for any of the periods presented.

With respect to existing leases:  Rent expense recognized by the Company will exceed actual cash rental payments through the 2005 fiscal year in order to recognize rent expense on a straight-line basis for these particular leases.  Commencing in 2006, cash rental payments will exceed rent expense as the Company reduces the Deferred Rent balance in order to recognize straight-line rent expense.

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

Results of Operations

2002 Compared to 2001

Income before income taxes in 2002 increased 9.3% to $23,288,000 compared to $21,303,000 during 2001. Operating income increased 11.7% to $21,644,000 in 2002 compared to $19,377,000 in 2001.

Sales from the Company’s 18 supermarkets (all of which are located in Southern California) were $401,378,000 in 2002.  This represents an increase of 2.4% over 2001, when sales were $391,880,000.  The majority of the sales increase is attributable to the opening of the Pasadena store in September 2001.  Same store sales increased 1.0% in 2002 compared to the prior year.

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

Delivery, selling, general and administrative (“DSG&A”) expense as a percent of sales was 38.1% in 2002 compared to 37.3% in 2001.  Effective May 2002, the Company’s contributions to a multi-employer union pension plan were reinstated for a period of six months.  As described below, payments to the union pension plan had been suspended since late 1999.  The additional cost related to the contribution reinstatement was approximately $1,638,000 in 2002.  DSG&A expense as a percent of sales also increased in 2002 due in part to the inclusion of the Pasadena store for a full fiscal year.  In addition, an increase in workers’ compensation premiums and union health care costs contributed to the rise in DSG&A expense.  Compensation expense relating to stock appreciation rights (“SARs”) decreased from $1,223,000 in 2001 to $481,000 in 2002.

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

The Company procures approximately 22% of its product through Unified Western Grocers, Inc. (“Unified”), a grocery cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits and credit in order to purchase product from the cooperative.  As of December 28, 2002, the Company had approximately $1,418,000 on deposit with Unified.  The minimum deposit requirement is satisfied through a combination of cash, credit and ownership of equity shares in Unified.  In September 2002, Unified’s Board of Directors authorized a quasi-reorganization that eliminated its accumulated deficit in retained earnings and restated assets and liabilities to their fair values.  Unified’s Board of Directors has adopted an equity enhancement plan for its 2002 fiscal year.  Under the equity enhancement plan, member-patrons will receive five-year low interest bearing subordinated patronage dividend certificates in lieu of amounts previously paid in cash and Class B shares.  In 2002, the Company earned approximately $149,000 in subordinated patronage dividend certificates.  In the event Unified continues to incur reductions in earned surplus, the Company may face impairment issues relating to the deposits provided to Unified.  In view of the above, the Company has currently elected not to recognize the 2002 patronage dividend as income until the certificates are redeemed.  The Company will evaluate this policy on an annual basis based on facts and circumstances as they exist in the future.

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

2001 Compared to 2000

Income before income taxes in 2001 increased 5.3% to $21,303,000 compared to $20,224,000 during 2000. Operating income increased 0.9% to $19,377,000 in 2001 compared to $19,205,000 in 2000.

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

DSG&A expense as a percent of sales was 37.3% in 2001 compared to 36.1% in 2000.  The Company recognized compensation expense related to SARs of approximately $816,000 and $1,223,000 during the fourth quarter and year ended December 29, 2001, respectively, due to an increase in the Company’s stock price in 2001.  Earnings per share decreased $.14 and $.21 per share during the fourth quarter and year ended December 29, 2001, respectively, as a result of this charge to compensation expense compared to $.03 per share during the fourth quarter and year ended December 30, 2000.  Salaries and promotions expense in 2001 increased due to the opening of new stores, as described above.  In addition, a substantial increase in workers’ compensation premiums also contributed to the rise in DSG&A expense in spite of the Company’s favorable claims experience.

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

The Company procures approximately 22% of its product through Unified, a grocery cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits in order to purchase product from the cooperative.  As of December 29, 2001, the Company had approximately $1,606,000 on deposit with Unified.  The minimum deposit requirement is satisfied through a combination of cash and ownership of equity shares in Unified.  Unified has recognized reductions in earned surplus in each of its fiscal years ending September 29, 2001 and September 30, 2000.  Unified’s Board of Directors has adopted an equity enhancement plan for its 2002 fiscal year.  Under the equity enhancement plan, member-patrons will receive interest bearing subordinated patronage dividend certificates in lieu of amounts previously paid in cash.  The Company has historically received less than $120,000 annually in patronage dividends in the form of cash and Class B shares.  In the event Unified continues to incur reductions in earned surplus, the Company may face impairment issues relating to the deposits provided to Unified.

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

The Company’s total liabilities to equity ratio decreased to .40 at December 28, 2002 from .47 at December 29, 2001.  The Company’s current ratio was 2.56 at December 28, 2002 compared to 1.91 at December 29, 2001.  The Company’s current assets at the end of 2002 were approximately $21,414,000 more than at the end of 2001.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

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

The Company filed a current report on Form 8-K dated June 14, 2002, to report a change in the Company's certifying accountant from Arthur Andersen LLP to PricewaterhouseCoopers LLP.  The Company's financial statements for the year ended December 30, 2001, were previously audited by Arthur Andersen LLP.  In conjunction with the restatement as described in Note 1 of Notes to Consolidated Financial Statements, the December 30, 2001 financial statements were reaudited by PricewaterhouseCoopers LLP.  There were no disagreements with accountants.

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

				Long Term Compensation Awards
Name and Principal Position	Annual Compensation			Securities- Underlying Options/ SARs (#)(1)	All Other Compensation ($)(2)(3)
	Year	Salary ($)	Bonus ($)

Bernard Briskin,	2002	556,003	823,390		70,600
Chief Executive	2001	542,442	751,970		13,600
Officer	2000	524,352	712,801		69,200

David M. Oliver	2002	165,428	25,000		16,000
Chief Financial	2001	160,000	25,000		13,600
Officer	2000	150,654	25,000	2,500

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

(1)                                  Does not include SARs which provide for cash only compensation.

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

An evaluation was carried out by the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures as of December 28, 2002 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. During the fiscal quarter ended December 28, 2002, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Exhibits and Financial Statements and Schedules

(1) Financial Statements
See Index to Consolidated Financial Statements

(2) Financial Statement Schedules - None

(3) Exhibits
See Index to Exhibits

(b)	Reports on Form 8-K

None

(c)	Exhibits
See Index to Exhibits

(d)	Other Financial Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

ARDEN GROUP, INC.
Date

By	/s/ DAVID M. OLIVER	9/18/03
David M. Oliver, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Arden Group, Inc. restated its financial statements for 2002 and prior periods, as described in Note 1 to the consolidated financial statements included as part of this annual report on Form 10-K/A.

The financial statements include the Registrant’s subsidiary (Arden-Mayfair, Inc.) and the subsidiaries of Arden-Mayfair, Inc.

Schedules are omitted because of the absence of the conditions under which they are required.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Restated)

(In Thousands, Except Share and Per Share Data)	December 28, 2002	December 29, 2001

Assets
Current assets:
Cash and cash equivalents	$30,161	$15,103
Investments	27,566	18,851
Accounts and notes receivable, net	5,544	6,626
Inventories	14,542	14,748
Other current assets	2,473	3,544
Total current assets	80,286	58,872

Property held for resale or sublease	51	728
Property, plant and equipment, net	52,454	56,618
Deferred income taxes	2,066	1,976
Other assets	4,114	4,640
Total assets	$138,971	$122,834

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$15,306	$16,794
Other current liabilities	15,868	13,814
Current portion of long-term debt	220	289
Total current liabilities	31,394	30,897

Long-term debt	2,283	3,134
Deferred rent	3,782	3,058
Other liabilities	2,485	2,356
Total liabilities	39,944	39,445

Commitments and contingent liabilities (Note 15)

Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 3,355,935 and 3,340,185 shares issued and outstanding for 2002 and 2001, respectively, including 1,357,200 treasury shares	839	835
Common Stock, Class B, $.25 par value; authorized 1,500,000 shares; 1,363,584 and 1,364,584 shares issued and outstanding for 2002 and 2001, respectively	341	341
Capital surplus	4,362	3,680
Notes receivable from officer/director		(135)
Unrealized gain (loss) on investments	232	(653)
Retained earnings	97,006	83,074
	102,780	87,142
Treasury stock, 1,357,200 shares at cost	(3,753)	(3,753)
Total stockholders’ equity	99,027	83,389
Total liabilities and stockholders’ equity	$138,971	$122,834

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(Restated)

(In Thousands, Except Share and Per Share Data)	2002	2001	2000

Sales	$401,378	$391,880	$359,994
Cost of sales	226,916	226,302	210,884
Gross profit	174,462	165,578	149,110
Delivery, selling, general and administrative expenses	152,818	146,201	129,905
Operating income	21,644	19,377	19,205
Interest and dividend income	1,867	2,166	2,265
Other income (expense), net	98	356	(464)
Interest expense	(321)	(596)	(782)
Income before income taxes	23,288	21,303	20,224
Income tax provision	9,356	8,432	8,240
Net income	$13,932	$12,871	$11,984

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from investments:
Unrealized holding gains (losses) arising during the period	732	(680)	184
Reclassification adjustment for realized losses included in net income	153	28	261
Net unrealized gain (loss), net of income tax expense (benefit) of $608 for 2002, ($449) for 2001 and $306 for 2000	885	(652)	445
Comprehensive income	$14,817	$12,219	$12,429

Net income per common share:
Basic	$4.15	$3.80	$3.41
Diluted	$4.14	$3.79	$3.41

Weighted average common shares outstanding:
Basic	3,355,020	3,389,234	3,513,028
Diluted	3,365,961	3,398,671	3,515,117

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Restated)

(In Thousands, Except Share Data)	2002	2001	2000

Common Stock, Class A:
Balance, beginning of year	$835	$862	$894
Purchase and retirement of common stock (109,927 shares in 2001 and 127,976 shares, in 2000)		(28)	(32)
Shares issued under Stock Option Plan (14,750 shares)	4
Exchange of stock		1
Balance, end of year	839	835	862

Common Stock, Class B:
Balance, beginning of year	341	342	342
Exchange of stock		(1)
Balance, end of year	341	341	342

Capital surplus:
Balance, beginning of year	3,680	3,766	3,866
Purchase and retirement of common stock		(86)	(100)
Shares issued under Stock Option Plan	682
Balance, end of year	4,362	3,680	3,766

Notes receivable from officer/director:
Balance, beginning of year	(135)	(135)	(175)
Principal received	135		40
Balance, end of year	0	(135)	(135)

Unrealized gain (loss) on investments:
Balance, beginning of year	(653)	(1)	(446)
Net unrealized gain (loss)	885	(652)	445
Balance, end of year	232	(653)	(1)

Retained earnings:
Balance as previously reported			68,548
Restatement adjustment (see Note 1)			(939)
Balance, beginning of year	83,074	74,872	67,609

Net income	13,932	12,871	11,984
Purchase and retirement of common stock		(4,669)	(4,721)
Restated balance, end of year	97,006	83,074	74,872

Stockholders’ equity before treasury stock	102,780	87,142	79,706

Treasury stock, at cost	(3,753)	(3,753)	(3,753)

Total stockholders’ equity	$99,027	$83,389	$75,953

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Restated)

(In Thousands)	2002	2001	2000

Cash flows from operating activities:
Cash received from customers	$402,847	$392,698	$358,007
Cash paid to suppliers and employees	(369,881)	(364,624)	(334,693)
Interest and dividends received	1,604	1,935	2,029
Interest paid	(331)	(627)	(761)
Income taxes paid	(8,706)	(9,800)	(9,201)
Net cash provided by operating activities	25,533	19,582	15,381

Cash flows from investing activities:
Capital expenditures	(4,023)	(10,066)	(9,882)
Purchases of investments	(21,667)	(4,637)	(2,614)
Sales of investments	14,686	282	5,797
Proceeds from the sale of property, plant and equipment	68	54	121
Other			(348)
Net cash used in investing activities	(10,936)	(14,367)	(6,926)

Cash flows from financing activities:
Purchase and retirement of Company stock		(4,783)	(4,853)
Principal payments on long-term debt		(4,762)	(1,880)
Principal payments under capital lease obligations	(250)	(257)	(229)
Loan payments received from officer/director	135		40
Proceeds from exercise of stock options	576
Net cash provided by (used in) financing activities	461	(9,802)	(6,922)

Net increase (decrease) in cash and cash equivalents	15,058	(4,587)	1,533

Cash and cash equivalents at beginning of year	15,103	19,690	18,157

Cash and cash equivalents at end of year	$30,161	$15,103	$19,690

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows, Continued

(Restated)

	2002	2001	2000
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net income	$13,932	$12,871	$11,984

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,139	7,872	6,719
Provision for losses on accounts and notes receivable	(20)	58	142
Net loss (gain) from the disposal of property, plant and equipment	(19)	44	(19)
Realized loss (gain) on investments, net	(98)	(383)	434
Tax benefit of stock option transactions	110

Changes in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Investments	(143)	(182)	(2)
Accounts and notes receivable	1,450	940	(2,265)
Inventories	206	(1,334)	(1,212)
Other current assets	1,071	(547)	(903)
Other assets	178	(404)	(602)

Increase (decrease) in liabilities:
Accounts payable and other accrued expenses	572	1,092	659
Deferred income taxes	(698)	(1,488)	(825)
Deferred rent	724	761	655
Other liabilities	129	282	616
Net cash provided by operating activities	$25,533	$19,582	$15,381

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2002, 2001 and 2000

(RESTATED)

1.                    Accounting Policies and Restatement

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

Restatement

The accompanying financial statements for fiscal 2002, 2001 and 2000 have been restated to reflect rental expense and income on a straight-line basis for leases having scheduled fixed rent increases and the related impact on incentive compensation. The Company had previously recorded rental expense and rental income in accordance with the payment schedule in the respective leases. The restatement reflects all required adjustments for leases with scheduled fixed rent increases based on a comprehensive review of the Company's leases. The restatement for 2000, 2001 and 2002 resulted in a reduction in previously reported net income of approximately $375,000, $436,000 and $414,000, respectively. Basic net income per share declined $.11, $.13 and $.13 for fiscal years 2000, 2001 and 2002, respectively. In addition, as a result of the cumulative effect of the restatement for the years 1994 through 1999, opening retained earnings has been reduced by $939,000.  The restatement did not impact the Company's cash flow for any of the periods presented.

The following tables represent the impact of the restatement on balances as reported, adjusted and restated for all periods presented.

Consolidated Balance Sheets
(In Thousands)	As of December 28, 2002
	As Reported	Adjustments	Restated
Accounts and notes receivable, net	$5,412	$132	$5,544
Total current assets	80,154	132	80,286
Deferred income taxes	580	1,486	2,066
Total assets	$137,353	$1,618	$138,971

Deferred rent	$	$3,782	$3,782
Total liabilities	36,162	3,782	39,944
Retained earnings	99,170	(2,164)	97,006
Total stockholders' equity	101,191	(2,164)	99,027
Total liabilities and stockholders' equity	$137,353	$1,618	$138,971

	As of December 29, 2001
	As Reported	Adjustments	Restated
Accounts and notes receivable, net	$6,519	$107	$6,626
Total current assets	58,765	107	58,872
Deferred income taxes	775	1,201	1,976
Total assets	$121,526	$1,308	$122,834

Deferred rent	$	$3,058	$3,058
Total liabilities	36,387	3,058	39,445
Retained earnings	84,824	(1,750)	83,074
Total stockholders' equity	85,139	(1,750)	83,389
Total liabilities and stockholders' equity	$121,526	$1,308	$122,834

Consolidated Statements of Operations and Comprehensive Income
(In Thousands, Except Per Share Data)
	2002
	As Reported	Adjustments	Restated
Delivery, selling, general and administrative expenses	$152,119	$699	$152,818
Operating income	22,343	(699)	21,644
Income before income taxes	23,987	(699)	23,288
Income tax provision	9,641	(285)	9,356
Net income	$14,346	$(414)	$13,932
Comprehensive income	$15,231	$(414)	$14,817

Net income per common share:
Basic	$4.28	$(.13)	$4.15
Diluted	4.26	(.12)	4.14

	2001
	As Reported	Adjustments	Restated
Delivery, selling, general and administrative expenses	$145,466	$735	$146,201
Operating income	20,112	(735)	19,377
Income before income taxes	22,038	(735)	21,303
Income tax provision	8,731	(299)	8,432
Net income	$13,307	$(436)	$12,871
Comprehensive income	$12,655	$(436)	$12,219

Net income per common share:
Basic	$3.93	$(.13)	$3.80
Diluted	3.92	(.13)	3.79

	2000
	As Reported	Adjustments	Restated
Delivery, selling, general and administrative expenses	$129,272	$633	$129,905
Operating income	19,838	(633)	19,205
Income before income taxes	20,857	(633)	20,224
Income tax provision	8,498	(258)	8,240
Net income	$12,359	$(375)	$11,984
Comprehensive income	$12,804	$(375)	$12,429

Net income per common share:
Basic	$3.52	$(.11)	$3.41
Diluted	3.52	(.11)	3.41

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

Rental Expense

Rental payments on operating leases are recorded over the lease term as they become payable or receivable except rental payments on leases with scheduled rent increases which are recognized on a straight-line basis over the term of the lease.

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

(In Thousands)	Cost	Unrealized Gain (Loss)	Fair Value
As of December 28, 2002:
Investments:
Mutual funds	$21,825	$(89)	$21,736
Equity securities	985	245	1,230
Debt securities	1,863	237	2,100
Limited partnership	2,500		2,500
Total	$27,173	$393	$27,566

(In Thousands)	Cost	Unrealized Gain (Loss)	Fair Value
As of December 29, 2001:
Investments:
Mutual funds	$12,597	$(10)	$12,587
Equity securities	2,237	(13)	2,224
Debt securities	2,609	(1,069)	1,540
Limited partnership (1)	2,500		2,500
Total	$19,943	$(1,092)	$18,851

(1)   The Company follows the cost method of accounting for this investment.  Accordingly, the fair value reflects the cost basis.

The contractual maturities of available-for-sale debt securities at December 28, 2002 are as follows:

(In Thousands)	Amortized Cost	Fair Value

Due after one year through three years	$1,133	$1,373
Due after three years through five years	730	727
Total	$1,863	$2,100

Realized net losses from the sale of securities were $211,000, $44,000 and $434,000 in 2002, 2001 and 2000, respectively.

3.                    Accounts and Notes Receivable, Net

	Restated
(In Thousands)	December 28, 2002	December 29, 2001
Accounts receivable, trade	$3,827	$3,970
Notes receivable	116	42
Other accounts receivable	1,807	2,871
	5,750	6,883
Less: Allowance for doubtful accounts and notes receivable	(206)	(257)
	$5,544	$6,626

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

5.       Significant Supplier

The Company procures approximately 22% of its product through Unified Western Grocers, Inc. (“Unified”), a grocery cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits and credit in order to purchase product from the cooperative.  As of December 28, 2002, the Company had approximately $1,418,000 on deposit with Unified.  The minimum deposit requirement is satisfied through a combination of cash, credit and ownership of equity shares in Unified.  In September 2002, Unified’s Board of Directors authorized a quasi-reorganization that eliminated its accumulated deficit in retained earnings and restated assets and liabilities to their fair values.  Unified’s Board of Directors has adopted an equity enhancement plan for its 2002 fiscal year.  Under the equity enhancement plan, member-patrons will receive five-year low interest bearing subordinated patronage dividend certificates in lieu of amounts previously paid in cash and Class B shares.  In 2002, the Company earned approximately $149,000 in subordinated patronage dividend certificates.  In the event Unified continues to incur reductions in earned surplus, the Company may face impairment issues relating to the deposits provided to Unified.  In view of the above, the Company has currently elected not to recognize the patronage dividend as income until the certificates are redeemed.  The Company will evaluate this policy on an annual basis based on facts and circumstances as they exist in the future.

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

Compensation expense for the Company’s Stock Option Plan as determined under SFAS 123 using the fair value based method would have reduced the Company’s pro forma net income and basic net income per common share to the pro forma amounts indicated below:

	Restated
(In Thousands, Except Net Income Per Share)	2002	2001	2000
Net income, as reported	$13,932	$12,871	$11,984
Net income, pro forma	13,848	12,778	11,896
Basic net income per common share, as reported	4.15	3.80	3.41
Basic net income per common share, pro forma	4.13	3.77	3.39
Diluted net income per common share, as reported	4.14	3.79	3.41
Diluted net income per common share, pro forma	4.11	3.76	3.38

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

12.     Income Taxes

The composition of the federal and state income tax provision (benefit) is as follows:

	Restated
(In Thousands)	2002	2001	2000
Current:
Federal	$7,420	$8,079	$6,904
State	2,026	2,290	1,856
Total current tax provision	9,446	10,369	8,760

Deferred:
Federal	(73)	(1,438)	(452)
State	(17)	(499)	(68)
Total deferred tax provision	(90)	(1,937)	(520)
Total income tax provision	$9,356	$8,432	$8,240

The Company’s deferred tax assets (liabilities) were attributable to the following:

	Restated
(In Thousands)	December 28, 2002	December 29, 2001
Deferred tax assets:
Capital lease obligations	$524	$903
Accrued expenses	2,422	2,318
Deferred rent	1,539	1,245
State income taxes	758	750
Allowance for doubtful accounts	84	105
Other	729	964
Deferred tax assets	6,056	6,285

Deferred tax liabilities:
Deferred gain on debenture exchange	(3,338)	(3,495)
Capital lease assets	(218)	(540)
Other	(434)	(274)
Deferred tax liabilities	(3,990)	(4,309)
Deferred income taxes, net	$2,066	$1,976

Reconciliation of the statutory federal rate and effective rate is as follows:

	2002			2001			2000
(In Thousands, Except Percentage Amounts)	Amount	Rate		Amount	Rate		Amount	Rate
Federal tax at statutory rate	$8,151	35.0%		$7,456	35.0%		$7,079	35.0%
State income taxes, net of federal tax benefit	1,338	5.7%		1,224	5.7%		1,161	5.7%
Other	(133)	(.5%	)	(248)	(1.1%	)
	$9,356	40.2%		$8,432	39.6%		$8,240	40.7%

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

Operating Leases and Subleases:  Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at December 28, 2002 are as follows:

(In Thousands)	Commitments	Deduct Sublease Rentals	Net Rental Commitments
2003	$7,274	$613	$6,661
2004	7,541	620	6,921
2005	7,164	601	6,563
2006	6,811	577	6,234
2007	6,635	578	6,057
Thereafter	68,871	2,864	66,007
	$104,296	$5,853	$98,443

Rent expense under operating leases was as follows:

	Restated
(In Thousands)	2002	2001	2000
Minimum rent	$8,301	$7,811	$6,898
Contingent rent	1,277	1,389	1,247
	9,578	9,200	8,145
Sublease rentals	(1,707)	(1,696)	(1,676)
	$7,871	$7,504	$6,469

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

16.     Selected Quarterly Financial Data (Unaudited)

(In Thousands, Except Per Share Data)

					Diluted
					Net Income
		Gross	Net Income		Per Share (1)
	Sales (3)	Profit (3)	As Reported	Restated	As Reported	Restated
2001
Quarterly
First	$95,018	$39,879	$3,291	$3,182	$.95	$.92
Second	96,301	40,508	3,594	3,486	1.05	1.02
Third	96,920	41,397	3,380	3,271	1.01	.98
Fourth (2)	103,641	43,794	3,042	2,932.91		.87

2002
Quarterly
First	$100,560	$43,338	$3,785	$3,682	$1.12	$1.09
Second	98,710	42,939	3,524	3,420	1.05	1.02
Third	98,207	43,030	3,322	3,218.99		.96
Fourth (2)	103,901	45,155	3,715	3,612	1.10	1.07

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

(3)               The restatement did not impact reported Sales or Gross Profit.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders of Arden Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows, present fairly, in all material respects, the financial position of Arden Group, Inc. and its subsidiaries at December 28, 2002 and December 29, 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the accompanying consolidated financial statements, the Company has restated its consolidated balance sheets and related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years ended December 28, 2002 to reflect rental expense and rental income on a straight-line basis for leases having scheduled rent increases.

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
September 12, 2003

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

10.14*

Form of Amendment to Non-Employee Director Phantom Stock Unit Agreement with each John G. Danhakl, Robert A. Davidow, Daniel Lembark, Ben Winters and Kenneth A. Goldman dated December 9, 2002 filed as Exhibit 10.14 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 28, 2002 and incorporated herein by reference.

10.15*

Arden Group, Inc., Non-officer and Non-Director Stock Option Plan filed as Exhibit 10.15 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 28, 2002 and incorporated herein by reference.

10.15.1*	Form of Stock Option Plan Agreement filed as Exhibit 10.15.1 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 28, 2002 and incorporated herein by reference.

21.	Subsidiaries of Registrant filed as Exhibit 21 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 28, 2002 and incorporated herein by reference.

23.1	Consent of Independent Auditors - PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report.