Form 10-Q/A
period 2003-03-29
ARDEN GROUP INC
filed 2003-09-19
CIK 225051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM  10-Q/A

(Amendment No. 1)

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

2,017,860 of Class A Common Stock

1,363,584 of Class B Common Stock

Purpose of Amendment No. 1

This filing is made to restate the Company's financial statements and related Management’s Discussion and Analysis for the thirteen weeks ended March 29, 2003 and March 30, 2002 and the balance sheet as of March 29, 2003 and December 28, 2002 to reflect rental expense and income on a straight-line basis for leases having scheduled fixed rent increases and the related impact on incentive compensation.  The Company had previously recorded rental expense and rental income in accordance with the payment schedule in the respective leases.  The restatement reflects all required adjustments for leases with scheduled fixed rent increases based on a comprehensive review of the Company's leases.  The restatement resulted in a reduction in previously reported net income of approximately $102,000 and $103,000 for the thirteen weeks ended March 29, 2003 and March 30, 2002, respectively.  Basic net income per share declined $.03 and $.03 for the thirteen weeks ended March 29, 2003 and March 30, 2002, respectively.  Net income for fiscal 2000, 2001 and 2002 was reduced approximately $375,000, $436,000 and $414,000, respectively, as a result of this restatement. Basic net income per share declined $.11, $.13 and $.13 for fiscal years 2000, 2001 and 2002, respectively.  In addition, as a result of the cumulative effect of the restatement, retained earnings has been reduced by $2,266,000 and $2,164,000 as of March 29, 2003 and December 28, 2002, respectively.  The restatement did not impact the Company's cash flow for any of the periods presented.  The Company has also amended its Form 10-K for the year ended December 28, 2002 to reflect this restatement.

This amendment does not reflect the effect of any events subsequent to the original filing of the Form 10-Q for the quarter ended March 29, 2003, except for the aforementioned restatement as described above.

PART I.  FINANCIAL INFORMATION

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(RESTATED)

(In Thousands)

	March 29, 2003	December 28, 2002
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$27,115	$30,161
Investments	32,919	27,566
Accounts and notes receivable, net	5,171	5,544
Inventories	12,871	14,542
Other current assets	3,908	2,473
Total current assets	81,984	80,286

Property held for resale or sublease	51	51
Property, plant and equipment, net	53,188	52,454
Deferred income taxes	1,466	2,066
Other assets	4,093	4,114
Total assets	$140,782	$138,971

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$13,953	$15,306
Other current liabilities	14,955	15,868
Current portion of long-term debt	226	220
Total current liabilities	29,134	31,394

Long-term debt	2,224	2,283
Deferred rent	3,959	3,782
Other liabilities	2,634	2,485
Total liabilities	37,951	39,944

Commitments and contingent liabilities

Stockholders’ equity:
Common Stock, Class A	844	839
Common Stock, Class B	341	341
Capital surplus	5,261	4,362
Unrealized gain on available-for-sale securities	347	232
Retained earnings	99,791	97,006
	106,584	102,780
Treasury stock, at cost	(3,753)	(3,753)
Total stockholders’ equity	102,831	99,027
Total liabilities and stockholders’ equity	$140,782	$138,971

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED AND RESTATED)

(In Thousands, Except Share and Per Share Data)

	Thirteen Weeks Ended
	March 29, 2003	March 30, 2002
Sales	$100,364	$100,560
Cost of sales	56,597	57,222
Gross profit	43,767	43,338
Delivery, selling, general and administrative expenses	39,345	37,539
Operating income	4,422	5,799
Interest and dividend income	339	482
Other income (expense), net		18
Interest expense	(64)	(85)
Income before income taxes	4,697	6,214
Income tax provision	1,912	2,532
Net income	$2,785	$3,682

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from available-for-sale securities:
Unrealized holding gains (losses) arising during the period	115	(62)
Reclassification adjustment for realized (gains) losses included in net income		(10)
Net unrealized gain (loss), net of income tax expense (benefit) of $79 and ($50), respectively	115	(72)
Comprehensive income	$2,900	$3,610

Net income per common share:
Basic	$.83	$1.10
Diluted	.82	1.09

Weighted average common shares outstanding:
Basic	3,375,653	3,347,569
Diluted	3,379,300	3,365,610

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED AND RESTATED)

(In Thousands)

	Thirteen Weeks Ended
	March 29, 2003	March 30, 2002
Cash flows from operating activities:
Cash received from customers	$100,792	$101,974
Cash paid to suppliers and employees	(95,153)	(91,448)
Interest and dividends received	213	222
Interest paid	(77)	(107)
Income taxes paid	(1,625)	(182)
Net cash provided by operating activities	4,150	10,459
Cash flows from investing activities:
Capital expenditures	(2,777)	(1,197)
Purchases of investments	(5,135)	(239)
Sales of investments		2,351
Proceeds from the sale of property, plant and equipment	33	15
Net cash provided by (used in) investing activities	(7,879)	930
Cash flows from financing activities:
Proceeds from exercise of stock options	736
Principal payments under capital lease obligations	(53)	(69)
Net cash provided by (used in) financing activities	683	(69)
Net increase (decrease) in cash and cash equivalents	(3,046)	11,320
Cash and cash equivalents at beginning of period	30,161	15,103
Cash and cash equivalents at end of period	$27,115	$26,423

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$2,785	$3,682

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,019	2,089
Provision for losses on accounts and notes receivable	13	31
Net (gain) loss from the disposal of property, plant and equipment	(9)	7
Realized (gain) loss on investments, net		(18)
Tax benefit of stock option transactions	168

Change in assets and liabilities net of effects from investing and financing activities:

(Increase) decrease in assets:
Investments	(24)	(73)
Accounts and notes receivable	360	1,258
Inventories	1,671	1,777
Other current assets	(1,435)	742
Other assets	21	73

(Decrease) increase in liabilities:
Accounts payable and other accrued expenses	(2,266)	102
Deferred income taxes	520	485
Deferred rent	178	181
Other liabilities	149	123
Net cash provided by operating activities	$4,150	$10,459

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED AND RESTATED)

1.                  Basis of Presentation and Principles of Consolidation

The consolidated financial statements of Arden Group, Inc.  (the “Company”) include the accounts of the Company and its direct and indirect subsidiaries.  All intercompany accounts and transactions are eliminated in consolidation.  The Company operates 18 supermarkets in Southern California.

The accompanying consolidated financial statements for the three months ended March 29, 2003 and March 30, 2002 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles (“GAAP”) for interim financial information.  These financial statements have not been audited by independent public accountants but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to SEC regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the Company's fiscal 2002 Annual Report on Form 10-K/A.  The results of operations for the three months ended March 29, 2003 are not necessarily indicative of the results to be expected for the full year ending January 3, 2004.

2.                  Restatement

The accompanying financial statements for the thirteen weeks ended March 29, 2003 and March 30, 2002 and the balance sheet as of March 29, 2003 and December 28, 2002 have been restated to reflect rental expense and income on a straight-line basis for leases having scheduled fixed rent increases and the related impact on incentive compensation.  The Company had previously recorded rental expense and rental income in accordance with the payment schedule in the respective leases.  The restatement reflects all required adjustments for leases with scheduled fixed rent increases based on a comprehensive review of the Company's leases.  The restatement resulted in a reduction in net income of $102,000 and $103,000 for the thirteen weeks ended March 29, 2003 and March 30, 2002, respectively.  Basic net income per share declined $.03 and $.03 for the thirteen weeks ended March 29, 2003 and March 30, 2002, respectively.  Net income for fiscal 2000, 2001 and 2002 was reduced approximately $375,000, $436,000 and $414,000, respectively, as a result of this restatement.  Basic net income per share declined $.11, $.13 and $.13 for fiscal years 2000, 2001 and 2002, respectively.  In addition, as a result of the cumulative effect of the restatement, retained earnings has been reduced by $2,266,000 and $2,164,000 as of March 29, 2003 and December 28, 2002, respectively.  The restatement did not impact the Company's cash flow for any of the periods presented.  The Company has also amended its Form 10-K for the year ended December 28, 2002 to reflect this restatement.

The following tables represent the impact of the restatement on balances as reported, adjusted and restated for all periods presented.

Consolidated Balance Sheets
(In Thousands)

	As of March 29, 2003
	As Reported	Adjustments	Restated
Accounts and notes receivable, net	$5,033	$138	$5,171
Total current assets	81,846	138	81,984
Deferred income taxes		1,466	1,466
Total assets	$139,178	$1,604	$140,782

Deferred income taxes	$89	$(89)	$
Deferred rent		3,959	3,959
Total liabilities	34,081	3,870	37,951
Retained earnings	102,057	(2,266)	99,791
Total stockholders' equity	105,097	(2,266)	102,831
Total liabilities and stockholders' equity	$139,178	$1,604	$140,782

	As of December 28, 2002
	As Reported	Adjustments	Restated
Accounts and notes receivable, net	$5,412	$132	$5,544
Total current assets	80,154	132	80,286
Deferred income taxes	580	1,486	2,066
Total assets	$137,353	$1,618	$138,971

Deferred rent	$	$3,782	$3,782
Total liabilities	36,162	3,782	39,944
Retained earnings	99,170	(2,164)	97,006
Total stockholders' equity	101,191	(2,164)	99,027
Total liabilities and stockholders' equity	$137,353	$1,618	$138,971

Consolidated Statements of Operations and Comprehensive Income

(In Thousands, Except Per Share Data)

	Thirteen Weeks Ended March 29, 2003
	As Reported	Adjustments	Restated
Delivery, selling, general and administrative expenses	$39,173	$172	$39,345
Operating income	4,594	(172)	4,422
Income before income taxes	4,869	(172)	4,697
Income tax provision	1,982	(70)	1,912
Net income	$2,887	$(102)	$2,785
Comprehensive income	$3,002	$(102)	$2,900

Net income per common share:
Basic	$.86	$(.03)	$.83
Diluted	.85	(.03)	.82

	Thirteen Weeks Ended March 30, 2002
	As Reported	Adjustments	Restated
Delivery, selling, general and administrative expenses	$37,365	$174	$37,539
Operating income	5,973	(174)	5,799
Income before income taxes	6,388	(174)	6,214
Income tax provision	2,603	(71)	2,532
Net income	$3,785	$(103)	$3,682
Comprehensive income	$3,713	$(103)	$3,610

Net income per common share:
Basic	$1.13	$(.03)	$1.10
Diluted	1.12	(.03)	1.09

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

4.                  Recent Accounting Standards

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

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested stock option awards in each period presented:

	13 Weeks Ended (Restated)
	March 29, 2003	March 30, 2002
Net earnings as reported	$2,785	$3,682
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(5)	(21)
Pro forma net income	$2,780	$3,661
Earnings per share:
Basic – as reported	$.83	$1.10
Basic – pro forma	.82	1.09
Diluted – as reported	.82	1.09
Diluted – pro forma	.82	1.09

6.                  Commitments and Contingent Liabilities

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

Restatement

The accompanying financial statements and related Management’s Discussion and Analysis for the thirteen weeks ended March 29, 2003 and March 30, 2002 and the balance sheet as of March 29, 2003 and December 28, 2002 have been restated to reflect rental expense and income on a straight-line basis for leases having scheduled fixed rent increases and the related impact on incentive compensation.  The Company had previously recorded rental expense and rental income in accordance with the payment schedule in the respective leases.  The restatement reflects all required adjustments for leases with scheduled fixed rent increases based on a comprehensive review of the Company's leases.  The restatement resulted in a reduction in net income of $102,000 and $103,000 for the thirteen weeks ended March 29, 2003 and March 30, 2002, respectively.  Basic net income per share declined $.03 and $.03 for the thirteen weeks ended March 29, 2003 and March 30, 2002, respectively.  Net income for fiscal 2000, 2001 and 2002 was reduced approximately $375,000, $436,000 and $414,000, respectively, as a result of this restatement.  Basic net income per share declined $.11, $.13 and $.13 for fiscal years 2000, 2001 and 2002, respectively.  In addition, as a result of the cumulative effect of the restatement, retained earnings has been reduced by $2,266,000 and $2,164,000 as of March 29, 2003 and December 28, 2002, respectively.  The restatement did not impact the Company's cash flow for any of the periods presented.  The Company has also amended its Form 10-K for the year ended December 28, 2002 to reflect this restatement.

With respect to existing leases:  Rent expense recognized by the Company will exceed actual cash rental payments through the 2005 fiscal year in order to recognize rent expense on a straight-line basis for these particular leases.  Commencing in 2006, cash rental payments will exceed rent expense as the Company reduces the Deferred Rent balance in order to recognize straight-line rent expense.

First Quarter Analysis

Net income in the first quarter of 2003 decreased 24.4% to $2,785,000 compared to $3,682,000 during the first quarter of 2002.  Operating income decreased 23.7% to $4,422,000 in 2003 compared to $5,799,000 in the prior year.

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

Delivery, selling, general and administrative (“DSG&A”) expense as a percent of sales was 39.2% in the first quarter of 2003 compared to 37.3% in the first quarter of 2002.  Increases in workers’ compensation premiums, union pension contributions and union health and welfare benefit payments resulted in approximately $1,500,000 incremental DSG&A expenses in 2003.  Due to a decrease in the Company’s stock price during the first quarter of 2003, the Company reversed $164,000 in previously recorded expense related to stock appreciation rights (“SARs”).  In the first quarter of 2002, the Company recorded $426,000 expense related to SARs.

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

Stock-based compensation under the SARs program is subject to variable accounting in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”  As a result, the SARs compensation charge may vary each quarter depending on the market price of the Company’s Class A Common Stock.  Assuming the Company’s stock price remains at the March 29, 2003 closing price of $53.35, the Company anticipates SARs compensation income of approximately $65,000 on an after tax basis for the year ended January 3, 2004.  Compensation expense related to SARs will be adjusted by approximately $17,000 after tax for each increase or decrease of one dollar in the Company’s stock price.  The above estimates are based on the number of outstanding SARs as of March 29, 2003.  The exercise of these SARs or the grant of additional SARs could cause the estimates to vary.  In that regard, on April 1, 2003, the Company granted SARs covering 10,000 units at a base of $54.25 per unit to a person elected to the Board of Directors on that date.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures as of March 29, 2003 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.  During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ARDEN GROUP, INC.
Registrant

Date	September 18, 2003	/s/DAVID M. OLIVER
David M. Oliver
Chief Financial Officer
(Authorized Signatory)