Form 10-Q/A
period 2003-06-28
ARDEN GROUP INC
filed 2003-09-19
CIK 225051

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

2,016,923 of Class A Common Stock

1,363,584 of Class B Common Stock

Purpose of Amendment No. 1

This filing is made to delete the paragraph titled “Unaudited 2001 Financial Statements” previously presented under Item 2 of Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations.  PricewaterhouseCoopers LLP has completed an audit of the restated financial statements for the fiscal year ended December 29, 2001 removing the necessity for the previous disclosure.

This amendment does not reflect the effect of any events subsequent to the original filing of the Form 10-Q for the quarter ended June 28, 2003.

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

2.                    Restatement

The accompanying financial statements for the thirteen and twenty-six weeks ended June 29, 2002 and the balance sheet as of December 28, 2002 have been restated to reflect rental expense and income on a straight-line basis for leases having scheduled fixed rent increases and the related impact on incentive compensations. The Company had previously recorded rental expense and income as incurred.  The restatement reflects all required adjustments for leases with scheduled fixed rent increases based on a comprehensive review of the Company's leases.  This restatement resulted in a reduction of previously reported net income of $104,000 and $207,000 for the thirteen and twenty-six weeks ended June 29, 2002, respectively.  Basic net income per share declined $.03 and $.06 for the thirteen and twenty-six weeks ended June 29, 2002, respectively.  In addition, as a result of the cumulative effect of the restatement for the years 1994 through 2002, ending retained earnings for fiscal 2002 were reduced by $2,164,000. The restatement did not impact the Company's cash flow for any of the periods presented. The Company has also amended its Form 10-K for the year ended December 28, 2002 and its Form 10-Q for the thirteen weeks ended March 29, 2003 to reflect this restatement.

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

Restatement

The accompanying financial statements and related Management's Discussion and Analysis for the thirteen and twenty-six weeks ended June 29, 2002 and the balance sheet as of December 28, 2002 have been restated to reflect rental expense and income on a straight-line basis for leases having scheduled fixed rent increases and the related impact on incentive compensation. The Company had previously recorded rental expense and income as incurred. The restatement reflects all required adjustments for leases with scheduled fixed rent increases based on a comprehensive review of the Company's leases. The  restatement resulted in a reduction of previously reported net income of $104,000 and $207,000 for the thirteen and twenty-six weeks ended June 29, 2002, respectively.  Basic net income per share declined $.03 and $.06 for the thirteen and twenty-six weeks ended June 29, 2002, respectively.  Net income for fiscal 2000, 2001 and 2002 was reduced approximately $375,000, $436,000 and $414,000, respectively as a result of this restatement.  In addition, as a result of the cumulative effect of the restatement for the years 1994 through 2002, ending retained earnings for fiscal 2002 were reduced by $2,164,000. The restatement did not impact the Company's cash flow for any of the periods presented. The Company has also amended its Form 10-K for the year ended December 28, 2002 and its Form 10-Q for the thirteen weeks ended March 29, 2003 to reflect this restatement.

With respect to existing leases: Rent expense recognized by the Company will exceed actual cash payments through the 2005 fiscal year in order to recognize rent expense on a straight-line basis for these particular leases. Commencing in 2006, cash rental payments will exceed rent expense as the Company reduces the Deferred Rent balance in order to recognize straight-line expense.

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

ARDEN GROUP, INC.
Registrant

Date	September 18, 2003	/s/ DAVID M. OLIVER
David M. Oliver
Chief Financial Officer
(Authorized Signatory)