Form 10-Q
period 2003-09-27
ARDEN GROUP INC
filed 2003-11-12
CIK 225051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐   No  ☒

The number of shares outstanding of the registrant’s classes of common stock as of September 27, 2003 was:

2,017,043 of Class A Common Stock

1,363,584 of Class B Common Stock

PART I.  FINANCIAL INFORMATION

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)	September 27, 2003	December 28, 2002
	(Unaudited)	(Restated)
Assets

Current assets:
Cash and cash equivalents	$45,173	$30,161
Investments	29,529	27,566
Accounts and notes receivable, net	5,172	5,544
Inventories	14,502	14,542
Other current assets	2,180	2,473

Total current assets	96,556	80,286

Property held for resale or sublease	51	51
Property, plant and equipment, net	50,918	52,454
Deferred income taxes	2,822	2,066
Other assets	2,440	4,114

Total assets	$152,787	$138,971

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$15,792	$15,306
Other current liabilities	19,400	15,868
Current portion of long-term debt	239	220

Total current liabilities	35,431	31,394

Long-term debt	2,101	2,283
Deferred rent	4,305	3,782
Other liabilities	2,615	2,485

Total liabilities	44,452	39,944

Commitments and contingent liabilities

Stockholders’ equity:
Common Stock, Class A	844	839
Common Stock, Class B	341	341
Capital surplus	5,518	4,362
Unrealized gain on available-for-sale securities	434	232
Retained earnings	104,951	97,006

	112,088	102,780
Treasury stock, at cost	(3,753)	(3,753)

Total stockholders’ equity	108,335	99,027

Total liabilities and stockholders’ equity	$152,787	$138,971

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
		(Restated)		(Restated)
Sales	$101,898	$98,207	$303,505	$297,477

Cost of sales	56,988	55,177	170,411	168,170

Gross profit	44,910	43,030	133,094	129,307

Delivery, selling, general and administrative expenses	40,239	37,971	119,665	112,717

Operating income	4,671	5,059	13,429	16,590

Interest and dividend income	419	333	1,185	1,314

Other income (expense), net	0	105	843	(239)

Interest expense	(53)	(65)	(197)	(248)

Income before income taxes	5,037	5,432	15,260	17,417

Income tax provision	2,052	2,214	6,215	7,097

Net income	$2,985	$3,218	$9,045	$10,320

Other comprehensive income (loss), net of tax:

Unrealized gain (loss) from available-for-sale securities:
Unrealized holding gains arising during the period	0	37	656	525

Reclassification adjustment for realized (gains) losses included in net income	0	(75)	(454)	220

Net unrealized gain (loss), net of income tax expense (benefit) of $0 and $140 for 2003 and ($26) and $513 for 2002, respectively	0	(38)	202	745

Comprehensive income	$2,985	$3,180	$9,247	$11,065

Net income per common share:

Basic	$.88	$.96	$2.68	$3.08

Diluted	.88	.95	2.68	3.07

Weighted average common shares outstanding:

Basic	3,380,625	3,361,069	3,378,908	3,352,874

Diluted	3,382,016	3,371,691	3,380,255	3,364,192

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Thirty-Nine Weeks Ended
	September 27, 2003	September 28, 2002
		(Restated)
Cash flows from operating activities:
Cash received from customers	$303,914	$299,133
Cash paid to suppliers and employees	(279,400)	(271,707)
Interest and dividends received	981	1,139
Interest paid	(204)	(273)
Income taxes paid	(5,500)	(5,317)

Net cash provided by operating activities	19,791	22,975

Cash flows from investing activities:
Capital expenditures	(4,672)	(2,396)
Purchases of investments	(7,521)	(15,078)
Sales of investments	6,828	11,286
Proceeds from the sale of property, plant and equipment	99	47

Net cash provided by (used in) investing activities	(5,266)	(6,141)

Cash flows from financing activities:
Proceeds from exercise of stock options	946	540
Principal payments under capital lease obligations	(163)	(198)
Purchase and retirement of Company stock	(296)
Loan payment received from officer/director		135

Net cash provided by financing activities	487	477

Net increase in cash and cash equivalents	15,012	17,311

Cash and cash equivalents at beginning of period	30,161	15,103

Cash and cash equivalents at end of period	$45,173	$32,414

The accompanying notes are an integral part of these consolidated financial statements.

(In Thousands)

	Thirty-Nine Weeks Ended
	September 27, 2003	September 28, 2002
		(Restated)
Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$9,045	$10,320

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,049	6,174
Provision for losses on accounts and notes receivable	(12)	93
Net (gain) loss from the disposal of property, plant and equipment	60	(32)
Realized (gain) loss on investments	(843)	239
Tax benefit of stock option transactions	222

Change in assets and liabilities net of effects from investing and financing activities:

(Increase) decrease in assets:
Investments	(85)	(130)
Accounts and notes receivable	384	1,689
Inventories	40	1,157
Other current assets	293	1,639
Other assets	1,674	125
Deferred income taxes	(896)	(115)

(Decrease) increase in liabilities:
Accounts payable and accrued expenses	3,207	1,105
Deferred rent	523	543
Other liabilities	130	168

Net cash provided by operating activities	$19,791	$22,975

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

The accompanying consolidated financial statements for the thirteen and thirty-nine weeks ended September 27, 2003 and September 28, 2002 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles (“GAAP”) for interim financial information.  These financial statements have not been audited by independent public accountants but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to SEC regulations.  Accordingly, the accompanying consolidated financial statements should be read in conjunction with the Company’s amended fiscal 2002 Annual Report on Form 10-K.  The results of operations for the nine months ended September 27, 2003 are not necessarily indicative of the results to be expected for the full year ending January 3, 2004.

2.                    Restatement

The accompanying financial statements for the thirteen and thirty-nine weeks ended September 28, 2002 and the balance sheet as of December 28, 2002 have been restated to reflect rental expense and income on a straight-line basis for leases having scheduled fixed rent increases and the related impact on incentive compensation.  The Company had previously recorded rental expense and income as incurred.  The restatement reflects all required adjustments for leases with scheduled fixed rent increases based on a comprehensive review of the Company’s leases.  This restatement resulted in a reduction of previously reported net income of $104,000 and $311,000 for the thirteen and thirty-nine weeks ended September 28, 2002, respectively.  Basic net income per share declined $.03 and $.09 for the thirteen and thirty-nine weeks ended September 28, 2002, respectively.  In addition, as a result of the cumulative effect of the restatement for the years 1994 through 2002, ending retained earnings for fiscal 2002 were reduced by $2,164,000.  The restatement did not impact the Company’s cash flow for any of the periods presented.  The Company has amended its Form 10-K for the year ended December 28, 2002 and its Form 10-Q for the thirteen weeks ended March 29, 2003 to reflect this restatement.

The following tables represent the impact of the restatement on balances as reported, adjusted and restated on prior periods.

Consolidated Balance Sheets

(In Thousands)

	As of December 28, 2002
	As Reported	Adjustments	Restated
Accounts and notes receivable, net	$5,412	$132	$5,544
Total current assets	80,154	132	80,286

Deferred income taxes	580	1,486	2,066
Total assets	$137,353	$1,618	$138,971

Deferred rent	$	$3,782	$3,782
Total liabilities	36,162	3,782	39,944
Retained earnings	99,170	(2,164)	97,006
Total stockholders’ equity	101,191	(2,164)	99,027
Total liabilities and stockholders’ equity	$137,353	$1,618	$138,971

Consolidated Statements of Operations and Comprehensive Income

(In Thousands, Except Per Share Data)

	Thirteen Weeks Ended September 28, 2002
	As Reported	Adjustments	Restated
Delivery, selling, general and administrative expenses	$37,796	$175	$37,971
Operating income	5,234	(175)	5,059
Income before income taxes	5,607	(175)	5,432
Income tax provision	2,285	(71)	2,214
Net income	$3,322	$(104)	$3,218
Comprehensive income	$3,284	$(104)	$3,180

Net income per common share:
Basic	.99	$(.03)	.96
Diluted	.99	(.04)	.95

	Thirty-Nine Weeks Ended September 28, 2002
	As Reported	Adjustments	Restated
Delivery, selling, general and administrative expenses	$112,193	$524	$112,717
Operating income	17,114	(524)	16,590
Income before income taxes	17,941	(524)	17,417
Income tax provision	7,310	(213)	7,097
Net income	$10,631	$(311)	$10,320
Comprehensive income	$11,376	$(311)	$11,065

Net income per common share:
Basic	$3.17	$(.09)	$3.08
Diluted	3.16	(.09)	3.07

The Consolidated Statement of Operations and Comprehensive Income for the thirty-nine weeks ended September 27, 2003 includes restated balances for the thirteen weeks ended March 29, 2003.  The restatement of the Company’s Consolidated Statement of Operations and Comprehensive Income for the thirteen weeks ended March 29, 2003 reflects adjustments in amounts comparable to the thirteen weeks ended September 28, 2002 shown above.

3.                    Common Stock and Net Income Per Common Share

Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share is calculated by adjusting outstanding shares to include all potentially dilutive stock options.

During the third quarter of 2003, the Company purchased 4,005 shares of its Class A Common Stock for an aggregate purchase price of approximately $246,000.  In July 2003, stock options for 4,125 shares of Class A Common Stock were exercised at an average exercise price of $29.06 per share.

On August 18, 2003, the Company announced it had established a regular quarterly dividend of 25 cents per share of Class A Common Stock and 22.5 cents per share of Class B Common Stock.  The first quarterly dividend aggregating $811,000 was paid on October 15, 2003 to stockholders of record as of the close of business on September 22, 2003.  As of September 27, 2003 there were 2,017,043 Class A shares and 1,363,584 Class B shares outstanding.

4.                    Recent Accounting Standards

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

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

5.                    Stock Options and Stock Appreciation Rights

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

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested stock option awards in each period presented:

		39 Weeks Ended
		September 27, 2003	September 28, 2002
			(Restated)

Net earnings as reported		$9,045	$10,320

Add:	Stock-based compensation expense determined under APB 25, net of related tax effects	53

Deduct:	Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(16)	(63)

Pro forma net income		$9,082	$10,257

Earnings per share:
Basic – as reported		$2.68	$3.08
Basic – pro forma		2.69	3.06
Diluted – as reported		2.68	3.07
Diluted – pro forma		2.69	3.05

Stock options and SARs transactions during 2003 have been as follows:

			SARs
	Stock Options		Officers		Non-Employee Directors
	Options	Weighted Average Price ($)	SARs	Weighted Average Price ($)	SARs	Weighted Average Price ($)
Outstanding as of December 28, 2002	26,750	35.81	7,500	30.89	32,500	34.89

Granted	—	—	20,000	60.50	10,000	54.25
Exercised	(23,250)	36.82	(2,500)	34.53	(5,000)	29.06
Forfeitures	(875)	29.06	—	—	—	—
Outstanding as of September 27, 2003	2,625	29.06	25,000	54.21	37,500	40.83

Exercisable as of September 27, 2003	625		2,500		15,000

The following table summarizes information about the Company’s Stock Options and SARs outstanding at September 27, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
Stock Options
$29.06	2,625	1.5 years	29.06	625	29.06

SARs – Non-Employee
Directors
$29.06	17,500	1.5 years	29.06	10,000	29.06
$48.00	10,000	2.7 years	48.00	5,000	48.00
$54.25	10,000	4.5 years	54.25	—	54.25

SARs – Officers
$29.06	5,000	1.5 years	29.06	2,500	29.06
$60.50	20,000	4.9 years	40.00	—	60.50

During the third quarter 2003, the Company recorded $75,000 in compensation expense relating to stock appreciation rights.  In the third quarter of 2002, the Company recognized income of $47,000 related to SARs.  The Company reported $157,000 of compensation expense in the first nine months of 2003 related to SARs compared to $271,000 in the same period of the prior year.

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

7.                    Subsequent Events

The multi-employer union labor contract covering the majority of the Company’s employees, as well as other participating employers in Southern California, expired October 5, 2003.  The Company initially signed a 30-day extension of the expired agreement with the UFCW Union Locals that has subsequently reverted to a “day by day” contract extension subject to seventy-two hours written notice of cancellation by either party.  Employees for three major grocery retailers covered by the expired union labor contracts have been on strike or lock-out since the evening of October 11, 2003 after the bargaining employers and unions failed to reach an agreement.  The resulting terms of any new labor agreement could have an impact on future operating results.

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

•                  the ability of the Company to materially increase sales at its Pasadena store;

•                  whether and when the landlord of the Century City Shopping Center implements a major construction project, the details of such project as and if implemented, and the effects of such project on the Gelson’s store;

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

•                  the impact of uninsured losses;

•                  the impact of any violation of environmental laws, regulations or lease provisions;

•                  the retirement of existing senior management;

•                  the term of any future suspension and subsequent reinstatement of multi-employer union pension contributions, the number of hours worked by the applicable union employees, the required rate of contribution and the future rate of return received by the union pension plans on their investments;

•                  the continuation of the current strike and lock-out at three major Southern California grocery retailers;

•                  the renegotiation of expiring union labor contracts and the resulting financial impact of the new contract terms;

•                  the rate of increase in health care costs;

•                  any changes in assumptions or market conditions that could affect management’s estimate of future cash flows when evaluating assets for impairment.

Restatement

The accompanying financial statements and related Management’s Discussion and Analysis for the thirteen and thirty-nine weeks ended September 28, 2002 and the balance sheet as of December 28, 2002 have been restated to reflect rental expense and income on a straight-line basis for leases having scheduled fixed rent increases and the related impact on incentive compensation.  The Company had previously recorded rental expense and income as incurred.  The restatement reflects all required adjustments for leases with scheduled fixed rent increases based on a comprehensive review of the Company’s leases.  The restatement resulted in a reduction of previously reported net income of $104,000 and $311,000 for the thirteen and thirty-nine weeks ended September 28, 2002, respectively.  Basic net income per share declined $.03 and $.09 for the thirteen and thirty-nine weeks ended September 28, 2002, respectively.  Net income for fiscal 2000, 2001 and 2002 was reduced approximately $375,000, $436,000 and $414,000, respectively, as a result of this restatement.  In addition, as a result of the cumulative effect of the restatement for the years 1994 through 2002, ending retained earnings for fiscal 2002 were reduced by $2,164,000.  The restatement did not impact the Company’s cash flow for any of the periods presented.  The Company has also amended its Form 10-K for the year ended December 28, 2002 and its Form 10-Q for the thirteen weeks ended March 29, 2003 to reflect this restatement.

With respect to existing leases:  Rent expense recognized by the Company will exceed actual cash rental payments through the 2005 fiscal year in order to recognize rent expense on a straight-line basis for these particular leases.  Commencing in 2006, cash rental payments will exceed rent expense as the Company reduces the Deferred Rent balance in order to recognize straight-line rent expense.

Third Quarter Analysis

Net income in the third quarter of 2003 decreased 7.2% to $2,985,000 compared to $3,218,000 during the third quarter of 2002.  Operating income decreased 7.7% to $4,671,000 in the third quarter of 2003 compared to $5,059,000 in the prior year.

Sales from the Company’s 18 supermarkets (all of which are located in Southern California) were $101,898,000 in the third quarter of 2003 representing an increase of 3.8% compared to same store sales for the third quarter of 2002.

The Company’s gross profit as a percent of sales was 44.1% in the third quarter of 2003 compared to 43.8% in the same period of 2002.  Product pricing decisions contributed to the increase in margins.

Delivery, selling, general and administrative (“DSG&A”) expense as a percent of sales was 39.5% in the third quarter of 2003 compared to 38.7% in the third quarter of 2002.  Increases in workers’ compensation premiums and union health and welfare benefit payments resulted in approximately $1,100,000 incremental DSG&A expenses in the third quarter of 2003.  During the third quarter 2003, the Company recorded $75,000 in compensation expense relating to stock appreciation rights (“SARs”).  In the third quarter of 2002, the Company recognized income of $47,000 related to SARs.

The Company contributes to several multi-employer union pension plans.  Contributions to the multi-employer union pension plan, covering a majority of the Company’s employees (the “Plan”), have been periodically suspended and reinstated in recent years.  Most recently, contributions were suspended in November 2002 and reinstated in March 2003.  The Company recorded thirteen weeks pension expense in the third quarters of 2003 and 2002.

In June 2003, in an effort to control the substantially increasing workers’ compensation rates, the Company terminated its guaranteed cost workers’ compensation insurance policy and purchased a high deductible workers’ compensation policy.  The Company has stop-loss coverage to limit its loss exposure on a per claim basis and is insured for covered costs in excess of per claim limits.  No assurance can be given that this change will result in a reduction in workers’ compensation expense or limit future increases.  The Company devotes substantial time and commitment to maintaining a safe work environment.  The ultimate cost of workers’ compensation is highly dependent upon legal and legislative trends, the inflation rates of health care costs and the Company’s ability to manage claims.  Self-insurance accruals for losses up to the purchased stop-loss coverage are based on reported claims and an estimate of claims incurred but not reported.

Stock-based compensation under the SARs program is subject to variable accounting in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”  As a result, the SARs compensation charge may vary each quarter depending on the market price of the Company’s Class A Common Stock.  Assuming the Company’s stock price remains at the September 27, 2003 closing price of $62.00, the Company anticipates SARs compensation expense of approximately $118,000 on an after tax basis for the year ended January 3, 2004.  For the fiscal year ended December 28, 2002, SARs compensation expense was $481,000.  Compensation expense related to SARs will be adjusted by approximately $23,000 after tax for each increase or decrease of one dollar in the Company’s stock price.  The above estimates are based on the number of outstanding SARs as of September 27, 2003.  The exercise of these SARs or the grant of additional SARs could cause the estimates to vary.  On August 6, 2003, the Company granted SARs covering 20,000 shares at a base price of $60.50 per share, the fair market value of the Class A Common Stock on that date.

The Company procures approximately 21% of its product costs through Unified Western Grocers, Inc. (“Unified”), a grocery cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits in order to purchase product from the cooperative.  As of September 27, 2003, the Company had approximately $1,339,000 on deposit with Unified.  The minimum deposit requirement is satisfied through a combination of cash, credit and ownership of equity shares in Unified.  In September 2002, Unified’s Board of Directors authorized a quasi-reorganization that eliminated its accumulated deficit in retained earnings and restated assets and liabilities to their fair values.  Unified’s Board of Directors adopted an equity enhancement plan for its 2002 fiscal year.  Under the equity enhancement plan, member-patrons will receive five-year low interest bearing subordinated patronage dividend certificates in lieu of amounts previously paid in cash and Class B shares.  In 2002, the Company earned approximately $149,000 in subordinated patronage dividend certificates.  In the event Unified continues to incur reductions in earned surplus, the Company may face impairment issues relating to the deposits provided to Unified.  In view of the above, the Company has elected not to recognize the 2002 patronage dividend as income until the certificates are redeemed.  The Company will evaluate this policy on an annual basis, based on facts and circumstances as they exist in the future.

Interest and dividend income was $419,000 in the third quarter of 2003 compared to $333,000 for the same period in 2002 primarily due to higher average levels of interest bearing investments in 2003.

Other income (expense) includes net gains (losses) realized on investments of $105,000 in 2002.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders’ equity.  There were no unrealized gains (losses) on available-for-sale securities compared to unrealized losses of $38,000 (net of income tax benefits of $26,000) in the third quarter of 2002.

In September 2001, the Company opened a Gelson’s Market in a mixed use shopping center/apartment project in Pasadena, California, which is currently performing significantly below management’s expectations.  Improvement in sales at the Pasadena store is dependent upon, among other things, the acceptance and use of the center’s underground parking by potential Gelson’s customers.  However, the acceptance and use of the center’s underground parking does not guarantee that sales at the Pasadena store will increase to originally estimated levels.  In 2002, enhancements were made  to the interior of the store, as well as to traffic flow in the garage and signage.  These changes have resulted in an increase in sales at the Pasadena store, however, additional sales increases are necessary or the Company’s fixed assets at that store could become impaired.  The Company has the right, under certain circumstances, to terminate its lease in the Spring of 2005 which would result in a significant write-off of fixed assets and other costs.

A major road improvement project commenced in early 2003 along Santa Monica Boulevard in West Los Angeles, California, which is estimated to last approximately three years.  At some times during the construction schedule, construction will occur in the immediate proximity of the Century City Shopping Center where Gelson’s has a store.  The Company expects that sales at this store will be negatively impacted during the construction period.  In addition, the landlord of the Century City Shopping Center has tentative plans for a major construction project which would result in the relocation of the movie theaters and other tenants to newly constructed areas immediately adjacent to the Gelson’s store.  Those plans also include the expansion of the Gelson’s store.  The Company does not know if or when this project might begin or how long it could take.  The project is in the planning stage.  The Company, however, expects that the sales of the Century City store will be negatively impacted during this construction.  The Company also expects that the parking for Gelson’s customers will be adversely affected by the addition of other tenants and the relocation of the theaters and food court to the immediate vicinity of the Gelson’s store.

The multi-employer union labor contract covering the majority of the Company’s employees, as well as other participating employers in Southern California, expired October 5, 2003.  The Company initially signed a 30-day extension of the expired agreement with the UFCW Union Locals that has subsequently reverted to a “day by day” contract extension subject to seventy-two hours written notice of cancellation by either party.  Employees for three major grocery retailers covered by the expired union labor contracts have been on strike or lock-out since the evening of October 11, 2003 after the bargaining employers and unions failed to reach an agreement.  The resulting terms of any new labor agreement could have an impact on future operating results.  The Company’s sales at all stores have, on a temporary basis, increased substantially as a result of the strike and lock-out at the three major retailers.

Year-To-Date Analysis

Net income in the first nine months of 2003 decreased 12.4% to $9,045,000 compared to $10,320,000 during the first nine months of 2002.  Operating income decreased 19.1% to $13,429,000 for the first nine months of 2003 compared to $16,590,000 in the same period of the prior year.

Sales from the Company’s 18 supermarkets (all of which are located in Southern California) were $303,505,000 in the first nine months of 2003.  This represents an increase of 2.0% over the first nine months of 2002 when same store sales were $297,477,000.  During the first quarter of 2003, the Silverlake/Los Feliz Mayfair store was converted to the Gelson’s name and format as part of a major remodel.  Sales at the store were adversely impacted by a ten-day closure and reduced customer traffic during the construction phase of the remodel which was completed in late March 2003.

The Company’s gross profit as a percent of sales was 43.9% in the first nine months of 2003 compared to 43.5% in the same period of 2002.  Product pricing decisions contributed to the increase in margins.

DSG&A expense as a percent of sales was 39.4% in the first nine months of 2003 compared to 37.9% in the same period of 2002.  The increase in costs is primarily due to the multi-employer union pension reinstatement, higher workers’ compensation premiums and increases in union health and welfare benefit payments.  During the first nine months of 2003, these costs increased approximately $4,300,000 over the prior year.  The Company reported $157,000 of compensation expense in the first nine months of 2003 related to SARs compared to $271,000 in the same period of the prior year.

Interest and dividend income was $1,185,000 in the first nine months of 2003 compared to $1,314,000 for the same period in 2002 primarily due to lower overall interest rates partially offset by higher average levels of interest bearing investments in 2003.

Interest expense decreased to $197,000 in the first nine months of 2003 compared to $248,000 in the first nine months of 2002 due to the termination of a capital lease in June 2002.

Other income (expense) includes net gains (losses) realized on investments of $843,000 and ($239,000) in 2003 and 2002, respectively.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders’ equity.  Unrealized gains on available-for-sale securities were $202,000 (net of income tax expense of $140,000) in the first nine months of 2003 compared to unrealized gains of $745,000 (net of income tax expense of $513,000) in the same period of 2002.

CAPITAL EXPENDITURES/LIQUIDITY

The Company generated cash from operating activities of approximately $19,791,000 for the thirty-nine weeks ended September 27, 2003.  Cash flows from operating activities resulted primarily from net income plus non-cash expenses and changes in operating working capital.

The Company plans to utilize cash-on-hand (including investments) and cash flow from operations to fund capital expenditures in 2003 and thereafter.  Capital expenditures of approximately $4,672,000 have been incurred during the thirty-nine weeks ended September 27, 2003.  The Company anticipates declining capital expenditures in the balance of the fiscal year.

The Company also has two revolving lines of credit totaling $13,000,000 available for standby letters of credit, funding operations and expansion.  The Company maintains three standby letters of credit aggregating $5,744,000 pursuant to the Company’s general liability and workers’ compensation self-insurance programs.  The standby letters of credit reduce the available borrowings under its revolving lines.  There were no outstanding borrowings against either of the revolving lines as of September 27, 2003.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of September 27, 2003:

	Contractual Cash Obligations (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

7% Subordinated Income Debentures Due September 2014 Including Interest	$2,174	$86	$172	$172	$1,744

Capital Lease Obligations Including Interest	1,375	348	695	332	0
Operating Leases	101,795	7,691	14,978	13,799	65,327

Total Contractual Cash Obligations	$105,344	$8,125	$15,845	$14,303	$67,071

	Other Commercial Commitments (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Standby Letters of Credit	$5,744	$5,744

In April 2003, the Company announced a stock repurchase program, authorized by the Board of Directors, to purchase from time to time up to 100,000 shares of its Class A Common Stock in the open market or in private transactions.  The timing, volume and price of purchases are at the discretion of the management of the Company.  During the thirty-nine week period ending September 27, 2003, the Company purchased and retired 4,942 shares of its Class A Common Stock for an aggregate purchase price of approximately $296,000.

On August 18, 2003, the Company announced it had established a regular quarterly dividend of 25 cents per share of Class A Common Stock and 22.5 cents per share of Class B Common Stock.  The first quarterly dividend aggregating $811,000 was paid on October 15, 2003 to stockholders of record as of the close of business on September 22, 2003.  As of September 27, 2003 there were 2,017,043 Class A shares and 1,363,584 Class B shares outstanding.

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

A change in market prices exposes the Company to market risk related to its investments which totaled $29,529,000 as of September 27, 2003.  A hypothetical 10% drop in the market value of these investments would result in a $2,953,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of September 27, 2003 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.  During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On August 18, 2003, the Company filed a Form 8-K furnishing under Item 7 for Item 12 its second quarter earnings press release.

On August 18, 2003, the Company filed a Form 8-K furnishing under Item 7 a press release announcing that its Board of Directors has established a regular quarterly dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDEN GROUP, INC.
Registrant

Date	November 11, 2003	/s/DAVID M. OLIVER
David M. Oliver
Chief Financial Officer
(Authorized Signatory)