Form 10-K
period 2004-01-03
ARDEN GROUP INC
filed 2004-04-02
CIK 225051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004

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

Class A Common Stock
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the Class A Common Stock last sold on June 27, 2003, the last business day of the registrants most recently completed second fiscal quarter was $71,202,402.

The number of shares outstanding of the registrant’s classes of common stock as of March 5, 2004 was:

2,017,668 of Class A Common Stock
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

Arden Group, Inc. is headquartered at 2020 South Central Avenue, Compton, California 90220 and its telephone number is (310) 638-2842.

Business and Properties

Market Operations

Gelson’s currently operates 18 supermarkets in Southern California; 17 under the name “Gelson’s” and one under the name “Mayfair.”  Gelson’s and Mayfair are self-service cash-and-carry markets which offer a broad selection of local and national brands as well as a limited number of private label items.  Gelson’s targets the consumer who values superior customer service, merchandise presentation, selection and quality products.

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

Merchandise  The merchandise offerings in the markets are tailored in response to Gelson’s customer profile.  Gelson’s stores, which range in size from approximately 18,000 to 40,000 square feet, typically carry a wide range of items, including all of the traditional grocery categories such as dry groceries, produce, meat, seafood, bakery, dairy, wine and liquor, floral, sushi, vitamins, health and natural food products, health and beauty aids and a selection of organic products.  Gelson’s perishables are premium products, which are rigorously maintained and culled as appropriate to assure quality and freshness.  Gelson’s merchandising emphasizes specialty items such as imported foods and unusual delicatessen items, and items found in service departments such as seafood, sit-down coffee areas, bakeries and service deli.  The one remaining Mayfair store offers a merchandise selection equal in quality to a Gelson’s but generally less broad.

Service  Gelson’s emphasizes customer service by offering a variety of service departments including seafood, delicatessen, floral, sushi and bakery departments.  All sushi and most bakery departments are operated by third parties.  Some Gelson’s stores include additional service departments such as meat, fresh pizza, coffee bars and carving carts offering cooked turkey and other meats.  Additionally, selected stores offer banking and pharmacy services through third parties.  Stores are staffed so that, even at peak times, customer checkout time is minimized.  In addition to checkers, there are usually personnel assigned to bagging and carrying out purchases.  All employees are encouraged to know customers by name and assist them whenever possible.  All stores offer a Company credit card to qualified customers as well as allowing customers the option of paying for their purchases with cash, checks or credit and debit cards.  Stores are typically open 14 to 17 hours per day, with hours of operation determined by local code or lease provisions, or as appropriate for the business characteristics of a specific area.

Presentation  All stores are maintained in accordance with extremely high standards.  Personnel continually fill and face shelves with product.  Produce and other perishables are trimmed and culled to maintain quality and appearance.

Pricing  The pricing strategy at the stores is to be competitive within their market niches, ranging from the more traditional to the more exotic, specialty or high-end retailers.

Expansion and Store Development  Management regularly evaluates the feasibility of opening new stores in and outside its existing trade area and remodeling existing stores in order to maximize the existing stores’ appeal to consumers and their profit potential.  In 2003 capital expenditures totaled $5,752,000 including certain costs related to the remodel and conversion of the Silverlake/Los Feliz Mayfair location to the Gelson’s name and format during the first quarter of 2003.

Advertising and Promotion  Gelson’s advertises in newspapers on a limited basis.  Direct advertising is very limited (primarily newsletters and direct mail) and is typically event rather than price oriented, emphasizing, for example, special holiday selections, specialty items and services, recipes and new products.

Competition

The retail grocery business is very competitive.  Competition in the supermarket business is based primarily upon price, merchandise variety and quality, service and location.  The number of stores, market share and availability of capital are also important competitive factors.  Gelson’s is in direct competition with numerous local outlets of regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson’s), independent grocery stores, convenience stores, specialty and gourmet markets and food departments in mass merchandise and club stores.  Competition also exists from many other types of retailers with respect to particular products.  Gelson’s competes primarily by offering a combination of high-quality products and superior customer service.  The Company also believes that Gelson’s prime store locations and long-standing reputation add to its competitive strength.

Certain competitors of the Company offer home delivery, in-store banks and pharmacies as an addition to their existing retail store operations.  The Company continues to monitor and evaluate opportunities for home delivery, but has elected not to do so at this time.  Only a few of the Company’s stores offer in-store banks and pharmacies; most of the Company’s stores are not large enough for such additional facilities.

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

The bulk of all merchandise purchasing takes place at Gelson’s office in Encino, California.  Approximately 43% of the purchases are distributed through the central warehouse; the remainder are delivered directly to the stores from manufacturers or wholesalers.  The central purchasing and distribution operations are conducted based on electronic in-store ordering systems.  Stores place and receive orders for merchandise up to six days per week, with perishables ordered more frequently than other goods.

The largest supplier for the stores is Unified Western Grocers, Inc. (formerly Certified Grocers), a cooperative wholesaler which has been a supplier to the Company for approximately twenty-nine years and which accounted for approximately 21% of Gelson’s purchases in 2003.  No other supplier accounts for a material percentage of Gelson’s purchases.  The Company believes that there would be a negative impact if the Company were to lose Unified Western Grocers, Inc. as a supplier for Gelson’s, but that such impact would likely be mitigated by a combination of events, which could include:  (i) purchasing certain items for direct store delivery, thereby freeing warehouse capacity to allow other items to be purchased through the warehouse and (ii) purchasing certain products through other wholesalers.  However, such a loss could have a short-term adverse effect on the performance of Gelson’s.

Employees

Gelson’s had approximately 1,205 full-time and 1,682 part-time store, warehouse and office employees at January 3, 2004.  The number of part-time employees increased from 1,149 at the end of the prior year primarily as a result of additional sales during a labor dispute involving other supermarkets in the Company’s trade area.  Most Gelson’s employees are covered by union collective bargaining agreements that establish working conditions, benefits, hours, rates of pay and procedures for the orderly settlement of disputes.  In general, these agreements have been negotiated on an area-wide and industry-wide basis.

On October 5, 2003, the union contract covering most of the Company’s Gelson’s employees expired.  Prior to the contract expiration, the Company had agreed with the union to continue operating under contract extensions and to be bound by all modifications or by new contract, as applicable, regarding trust funds and hourly wage rates as negotiated between the union and three major grocery retailers.  On February 28, 2004, employees of the three major retailers ratified a new union labor contract.  The new contract provides for, among other things, a new two-tier employment structure, elimination of health care maintenance of benefits provided for under the prior agreement and bonus payments in lieu of wage increases.  In a vote held on March 24-25, 2004, employees of the Company who are members of the United Food and Commercial Workers (“UFCW”) ratified a new labor contract on terms similar to those reached by the three major grocery retailers.  The new labor contract expires in March 2007.

In addition to employees at Gelson’s, Arden-Mayfair had approximately 65 full-time employees at its executive and headquarters offices at January 3, 2004, some of whom are covered by a collective bargaining agreement.

Properties

The Company currently owns two of its freestanding supermarket properties and a shopping center in which a Gelson’s Market is located.  The shopping center owned by the Company, located in Calabasas, California, consists of approximately 58,000 leasable square feet, approximately 18,000 square feet of which is leased to multiple tenants and approximately 40,000 square feet of which is leased to Gelson’s Markets.  Fifteen supermarkets and the warehouse and distribution facilities which service the markets are leased from third parties.  Gelson’s corporate offices in Encino, California are also leased.  Generally, supermarkets are leased for terms of 20 years initially and may include options for up to an additional 20 years under leases which generally stipulate a minimum rental against a percentage of gross sales.  The average term remaining on the supermarket leases, including renewal options, is approximately 18 years.  The 18 markets range in size from approximately 18,000 to 40,000 square feet.  Gelson’s warehouse, distribution and truck service facilities in the City of Commerce, California are leased and contain approximately 102,000 square feet.  The term of the lease expires in November 2017 including renewal options.

The Company owns its 30,000 square foot corporate headquarters office building in Compton, California.  The Company also owns or leases several parcels adjacent to, or near, three of its stores which are used for additional parking.  In addition, AMG Holdings, Inc. (“AMG Holdings”), a wholly-owned subsidiary of Arden-Mayfair, leases a 64,000 square foot building in Los Angeles consisting of office and warehouse space, which is entirely subleased until the lease on the property expires in 2012.

Governmental Regulation

Gelson’s is subject to regulation by a variety of governmental agencies, including the U.S. Food and Drug Administration, the California Department of Alcoholic Beverage Control, and state and local health departments.  The Company believes that Gelson’s and Mayfair store operations comply with federal, state and local health, environmental and other laws and regulations.  Although the Company cannot predict the effect of future laws or regulations on its operations, expenditures for continued compliance with current laws are not expected to have a material adverse effect on Gelson’s competitive position or the Company’s consolidated financial position, results of operations or cash flows.

Item 3.                                                   Legal Proceedings

The Company and certain of its subsidiaries are involved in a number of pending legal and/or administrative proceedings.  Such proceedings are not expected individually or in the aggregate to have a material adverse impact upon either the Company’s consolidated financial position, results of operations or cash flows.  See Note 16 of Notes to Consolidated Financial Statements.

Item 4.                                                   Submission of Matters to a Vote of Security Holders

There was no matter submitted during the fourth quarter of fiscal year 2003 to a vote of the security holders of the Registrant.

PART II

Item 5.                                                   Market for the Registrant’s Common Equity and Related Stockholder Matters

(a)                                  The Company’s Class A Common Stock (“Class A”) is traded over-the-counter in the NASDAQ National Market System.  During the past two years, the range of high and low sales prices (not including markups, markdowns or commissions) for each quarterly period was, according to NASDAQ, the following:

	2003		2002
	High	Low	High	Low

1st Quarter	61.86	50.95	69.95	57.00
2nd Quarter	62.00	53.22	67.50	52.00
3rd Quarter	64.75	57.15	63.49	51.51
4th Quarter	80.98	61.25	61.75	51.20

There is no established public trading market for the Company’s Class B Common Stock (“Class B”), which is subject to various restrictions on transfer.  Class B is convertible into Class A on a share-for-share basis, at the option of the holder or upon the occurrence of certain events.

(b)                                 As of January 3, 2004, there were 1,110 holders of record of the Company’s Class A, with aggregate holdings of 2,017,668 shares of Class A.  This does not include 1,357,200 shares of the Company’s Class A owned by AMG Holdings, a wholly owned second-tier subsidiary of the Company.  As of the same date, there were 9 holders of record of the Company’s Class B, with aggregate holdings of 1,363,584 shares of Class B.

(c)                                  In August 2003, the Company established a regular quarterly dividend of 25 cents per share of Class A and 22.5 cents per share of Class B.  No dividends were paid on either Class A or Class B during any period presented prior to August 2003.  Cash or property dividends on Class B are restricted to an amount equal to 90% of any dividend paid on Class A.  The Company anticipates payment of comparable quarterly dividends in future quarters.

Item 6.                                                   Selected Financial Data

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

(In Thousands, Except Share and Per Share Data)

	2003	2002	2001	2000	1999

Operations For The Year:

Sales	$489,710	$401,378	$391,880	$359,994	$324,168
Gross profit	213,329	174,462	165,578	149,110	131,722
Operating income	25,458	21,644	19,377	19,205	16,397
Other income (expense), net	2,446	1,644	1,926	1,019	1,009
Income tax provision	11,323	9,356	8,432	8,240	5,946

Net income	$16,851	$13,932	$12,871	$11,984	$11,460

Net income per share - basic	$4.91	$4.15	$3.80	$3.41	$3.20
Net income per share - diluted	$4.90	$4.14	$3.79	$3.41	$3.20

Financial Position At Year-End:

Total assets	$186,972	$138,971	$122,834	$118,279	$111,337
Working capital	70,147	48,892	27,975	27,504	24,735
Long-term debt	2,038	2,283	3,134	6,735	8,322
Stockholders’ equity	115,000	99,027	83,389	75,953	68,337
Capital expenditures	5,752	4,023	10,066	9,882	19,630

Other Statistics:

Depreciation and amortization	$8,126	$8,139	$7,872	$6,719	$5,824
Dividends declared per common share	$.50
Basic weighted average shares outstanding	3,379,443	3,355,020	3,389,234	3,513,028	3,585,472
Diluted weighted average shares outstanding	3,380,524	3,365,961	3,398,671	3,515,117	3,585,472

All years are 52 weeks except 2003 which is 53 weeks.

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

•                  implementation of a major construction project at the Century City Shopping Center and the effect of such project when implemented on the Gelson’s store located in the center;

•                  the amount of future premium increases incurred by the Company in order to maintain current levels of insurance coverage;

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

•                  the term of new labor contracts;

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

•                  changes in the Company’s health care costs;

•                  any changes in assumptions or market conditions that could affect management’s estimate of future cash flows when evaluating assets for impairment.

Results of Operations

2003 Compared to 2002

The results of operations for the 53 weeks ended January 3, 2004 compared to the 52 weeks ended December 28, 2002 reflects the pervasive impact of a labor dispute in the Company’s trade area that commenced October 11, 2003 and concluded February 29, 2004.  The collective bargaining agreement covering the majority of the Company’s employees, as well as other participating employers in Southern California, expired on October 5, 2003.  On October 11, 2003, the UFCW declared a strike against Vons and in turn, Albertsons and Ralphs locked out their UFCW employees.  On February 29, 2004, the UFCW announced that employees of these three major grocery retailers ratified a new contract thereby ending the labor dispute.  Prior to the labor dispute the Company had agreed with the UFCW to continue operating under a contract extension and to agree to be bound by all modifications regarding trust funds and hourly wage rates as negotiated between the UFCW and the three major grocery retailers.  In return, the UFCW agreed not to strike the Company.  Gelson’s remained open; its employees elected not to strike the Company.

In a vote held on March 24-25, 2004, employees of the Company who are members of the UFCW ratified a new labor contract on terms similar to those reached by the three major grocery retailers.  The new labor contract expires in March 2007.

The labor dispute resulted in a temporary shift in consumer shopping patterns as many customers of the three major grocery retailers chose to shop at other grocery retailers.  This shift in consumer shopping patterns resulted in a significant increase in the Company’s sales and operating income during the fourth quarter of 2003 and first quarter of 2004.  The Company anticipates that with the February 2004 contract settlement most former customers of the three major grocery retailers will in time return to their previous shopping patterns but that the Company’s post-strike sales will be somewhat greater than comparable pre-strike levels as a result of the retention of some of the new shoppers that came to Gelson’s during the labor dispute.  The Company also expects that costs under the new labor contract will be somewhat less than during the comparable pre-strike levels.

Income before income taxes in 2003 increased 19.8% to $27,904,000 compared to $23,288,000 during 2002 reflecting the benefit of higher fourth quarter sales attributable primarily to the labor dispute in the Company’s trade area and an additional week in the 2003 fiscal year. Operating income increased 17.6% to $25,458,000 in 2003 compared to $21,644,000 in 2002.

Sales from the Company’s 18 supermarkets (all of which are located in Southern California) were $489,710,000 in 2003.  This represents an increase of 22.0% over 2002, when sales were $401,378,000.  The sales increase is primarily attributable to the labor dispute in the Company’s trade area and the additional week included in the 2003 fiscal year.

Under generally accepted accounting principles, the Company reviews the carrying values of its property, plant and equipment to evaluate whether any of those assets are impaired.  Based on such review, the Company recorded a $4,311,000 impairment on long-lived assets related to its Pasadena store that opened in September 2001. The impairment charge, a component of delivery, selling, general and administrative expenses, reduces the carrying value of the impaired assets to current estimated fair value.  Although sales at the Pasadena store temporarily increased during the labor dispute discussed above, they have continually been below management’s expectations since the store’s opening, and expectations are that sales will not materially increase from pre-strike levels.  In the Spring of 2005, the Company has the right, under certain circumstances, to terminate the Pasadena lease which, if exercised, would result in an additional write-off of fixed assets as well as certain other costs.

The Company’s gross profit as a percent of sales was at 43.6% in 2003 compared to 43.5% in 2002.  Overall, the gross profit percentage remains consistent with the prior year.

Delivery, selling, general and administrative (“DSG&A”) expense as a percent of sales was 38.4% in 2003 compared to 38.1% in 2002.  During the labor dispute, the Company achieved significant economies of scale from incremental sales.  These economies were offset by the $4,311,000 Pasadena impairment charge, $5,797,000 in health care contributions arising from the labor dispute and higher contributions to our multi-employer union health care and pension plans in 2003.  The Company recognized union health care expense of $21,019,000 in 2003, which includes the $5,797,000 noted above, compared to $11,927,000 in 2002.  Union pension expense in 2003 ran $4,787,000 in 2003 compared to $3,086,000 in 2002.

The new collective bargaining agreement ratified by employees of Vons, Ralphs and Albertsons eliminates the health care maintenance of benefits obligation included in the prior agreement.  The same agreement was ratified by Gelson’s employees.  The expired agreement provided that if health care maintenance of benefits is eliminated in a successor collective bargaining agreement, employers are required to contribute an amount sufficient to restore the total cash reserves to an amount equal to the unpaid health care claims liability.  The labor dispute resulted in a depletion of funds in the multi-employer health and welfare trust fund.  The Company has been assessed $5,797,000 to pay union health care claims and restore trust fund reserves to the required levels.  This $5,797,000 has been reflected as a charge to income in the fourth quarter of 2003 and is included as a component of the $21,019,000 union health care expense for 2003 presented above.

The Company contributes to several multi-employer union pension plans.  Contributions to the union pension plan covering the majority of the Company’s employees have been periodically suspended and reinstated in recent years.  Pension plan contributions were suspended for two months in 2003 and six months in 2002.  Pension payments are dependent upon straight-time hours worked and the required rate of contribution.

In June 2003, in an effort to control the substantially increasing workers’ compensation costs, the Company terminated its guaranteed cost workers’ compensation insurance policy and purchased a high deductible workers’ compensation policy.  The Company has stop-loss coverage to limit its loss exposure on a per claim basis.  No assurance can be given that this change will result in a reduction in workers’ compensation expense or limit future increases.  The Company devotes substantial time and commitment to maintaining a safe work environment.  The ultimate cost of workers’ compensation is highly dependent upon legal and legislative trends, the inflation rates of health care costs and the Company’s ability to manage claims.  Self-insurance accruals for losses up to the purchased stop-loss coverage are based on reported claims and an estimate of claims incurred but not reported.  The Company is also primarily self-insured for losses related to general and auto liability claims for up to $250,000 per claim.  Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims.

The Company also carries property, business interruption, fiduciary, directors and officers, crime, earthquake, special event and employee practices liability insurance.  Management believes, based on recent and past experience, that current insurance coverage meets the reasonable requirements of the Company.

Stock-based compensation, under the stock appreciation rights (“SARs”) program, is subject to variable accounting in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”  Changes in the market price of the Company’s Class A Common Stock impacts the compensation charge related to SARs.  Assuming the Company’s stock price remains at the January 2, 2004 closing price of $76.65, the Company anticipates 2004 SARs compensation expense of approximately $157,000 on an after tax basis related to the additional vesting of SARs.  For the fiscal year ended January 3, 2004, SARs compensation expense was $740,000 compared to $481,000 in fiscal 2002.  Each dollar increase or decrease in the Company’s stock price will result in approximately $18,000 after tax compensation expense or expense reduction to the extent compensation expense was previously recognized, respectively.  The above estimates are based on the number of outstanding SARs as of January 2, 2004.  The exercise of these SARs or the grant of additional SARs could cause the estimates to vary.  On January 20, 2004, the Company granted SARs covering 10,000 shares to each of the five non-employee members of the Board of Directors at a base price of $77.50 per share, the fair market value of the Class A Common Stock on that date.

During 2003, the Company procured approximately 21% of its product through Unified Western Grocers, Inc. (“Unified”), a grocery cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits and credit in order to purchase product from the cooperative.  As of January 3, 2004, the Company had approximately $2,223,000 on deposit with Unified.  The minimum deposit requirement is satisfied through a combination of cash, credit and ownership of equity shares in Unified.  In Fiscal 2003, the Company recorded $169,000 in patronage dividends income received in the form of equity shares in Unified.

Interest and dividend income was $1,768,000 in 2003 compared to $1,867,000 for 2002 primarily due to lower interest rates in 2003 offset in part by higher levels of investments.

Interest expense decreased to $272,000 in 2003 from $321,000 in 2002 primarily due to the termination of a capital lease obligation in June 2002.

Other income includes gains realized on investments of $950,000 and $98,000 in 2003 and 2002, respectively.

Unrealized gains on investments were $114,000 (net of income tax expense of $78,000) in 2003 compared to unrealized gains of $885,000 (net of income tax expense of $608,000) in 2002.

The effective income tax rate was 40.6% in 2003 compared to 40.2% in 2002.

A major road improvement project is under construction along Santa Monica Boulevard in West Los Angeles, California, which is estimated to last approximately two more years.  At some times during the construction schedule, construction will occur directly in front of, or very close to, the Century City Shopping Center, where Gelson’s has its Century City store.  It can be expected that the sales of the Century City store will be negatively impacted during the period when the construction is at or near the Century City Shopping Center, but that access to the shopping center is expected to be improved once the roadway project has been completed.  In addition, the landlord of the Century City Shopping Center has discussed with Gelson’s the landlord’s plans for a major construction project which would result in the relocation of the movie theaters, food court and other tenants to newly constructed areas immediately adjacent to the Gelson’s store.  Those plans also include the expansion of the Gelson’s store.  The preliminary phase of that construction began in March 2004.  The Company does not know how long this project will take.  The project plans are still being developed.  The Company expects that the sales of the Century City store will be negatively affected during this construction.  Although the Company also expects that the parking for Gelson’s customers would be adversely affected by relocating the theaters, food court and other tenants to the immediate vicinity of the Gelson’s store, it also anticipates that the relocation will increase foot traffic in the vicinity of the store and that the expanded store with additional facilities and services and the increased foot traffic will increase the number of customers.

During 2003, the Company repurchased and retired 4,942 shares of Class A Common Stock for an aggregate purchase price of approximately $296,000.

2002 Compared to 2001

Income before income taxes in 2002 increased 9.3% to $23,288,000 compared to $21,303,000 during 2001. Operating income increased 11.7% to $21,644,000 in 2002 compared to $19,377,000 in 2001.

Sales from the Company’s 18 supermarkets (all of which are located in Southern California) were $401,378,000 in 2002.  This represented an increase of 2.4% over 2001, when sales were $391,880,000.  The majority of the sales increase was attributable to the opening of the Pasadena store in September 2001.  Same store sales increased 1.0% in 2002 compared to the prior year.

In September 2001, the Company opened a Gelson’s Market in a multi-use center in Pasadena, California which has performed significantly below management’s expectations.  Since sales at the Pasadena store had not materially increased and are not expected to materially increase from pre-strike levels, the Company determined during the fourth quarter of 2003 that its fixed assets at that store had become impaired (see MD&A 2003 Compared to 2002).  The Company has the right, under certain circumstances, to terminate its lease in the Spring of 2005 which would result in a significant write-off of fixed assets and other costs.

The Company’s gross profit as a percent of sales was at 43.5% in 2002 compared to 42.3% in 2001.  Product pricing decisions, increased buying allowances and, to a limited extent, lower supply costs contributed to the increase in margins.

DSG&A expense as a percent of sales was 38.1% in 2002 compared to 37.3% in 2001.  Effective May 2002, the Company’s contributions to a multi-employer union pension plan were reinstated for a period of six months.  As described below, payments to the union pension plan had been suspended since late 1999.  The additional cost related to the contribution reinstatement was approximately $1,638,000 in 2002.  DSG&A expense as a percent of sales also increased in 2002 due in part to the inclusion of the Pasadena store for a full fiscal year.  In addition, an increase in workers’ compensation premiums and union health care costs contributed to the rise in DSG&A expense.  Compensation expense relating to SARs decreased from $1,223,000 in 2001 to $481,000 in 2002.

The Company contributes to several multi-employer union pension plans.  Contributions to the union pension plan, covering a majority of the Company’s employees, were suspended in 1999.  In May 2002, the Southern California United Food & Commercial Workers Unions and the Food Employers Joint Trust Funds (the “Trust”) reinstated, for six months, the contribution requirement for all companies with employees belonging to these unions.  Contributions to the multi-employer union pension fund were suspended by the Trust for hours worked during the four-month period beginning November 2002 and ending February 2003 and reinstated for hours worked commencing March 2003.  During the six month reinstatement period in fiscal 2002, the Company incurred average incremental monthly expense of approximately $273,000.  The actual pension payment is dependent upon straight-time hours worked and the required rate of contribution.

Stock-based compensation is subject to variable accounting in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”  As a result, changes in the market price of the Company’s Class A

Common Stock impacts the compensation charge related to SARs.  Based on the number of outstanding SARs as of December 28, 2002, each dollar increase or decrease in the Company’s stock price results in approximately $23,000 after tax compensation expense or expense reduction to the extent compensation expense was previously recognized, respectively.

The Company purchased guaranteed cost workers’ compensation insurance from October 1995 through mid-June 2003.  In June 2003, the Company terminated its guaranteed cost insurance and purchased a high deductible workers’ compensation policy (see MD&A 2003 Compared to 2002).  Effective October 2002, the annual premium for workers’ compensation increased $1,900,000 over the prior year due primarily to the expiration of a low premium policy and to industry-wide price increases.  Earlier in 2002, California passed legislation effective January 2003, aimed at reforming the workers’ compensation insurance system in the state.  The Company is unable to predict how this legislation will impact the insurance industry’s rating process and, ultimately, the long-term effect on future premiums.  The Company devotes substantial time and commitment to maintaining a safe work environment and continues to review opportunities to contain workers’ compensation insurance costs.

The Company is primarily self-insured for losses related to general and auto liability claims for up to $250,000 per claim.  Accruals are based on reported claims and an estimate of claims incurred but not reported.  The Company’s liability reserve for unpaid and incurred but not reported claims at December 28, 2002 was approximately $1,057,000.  While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims.

The Company also carries property, business interruption, fiduciary, directors and officers, crime, earthquake, special event and employee practices liability insurance.  Management believes, based on recent and past experience, that current insurance coverage is adequate to meet the requirements of the Company.

During 2002, the Company procured approximately 22% of its product through Unified Western Grocers, Inc. (“Unified”), a grocery cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits and credit in order to purchase product from the cooperative.  As of December 28, 2002, the Company had approximately $1,418,000 on deposit with Unified.  The minimum deposit requirement is satisfied through a combination of cash, credit and ownership of equity shares in Unified.  In September 2002, Unified’s Board of Directors authorized a quasi-reorganization that eliminated its accumulated deficit in retained earnings and restated assets and liabilities to their fair values.  Unified’s Board of Directors adopted an equity enhancement plan for its 2002 fiscal year.  Under the equity enhancement plan, member-patrons received five-year low interest bearing subordinated patronage dividend certificates in lieu of amounts previously paid in cash and Class B shares.  In 2002, the Company earned approximately $149,000 in subordinated patronage dividend certificates.  The Company has elected to not recognize the 2002 patronage dividend as income until the certificates are redeemed.

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

A major road improvement project has commenced along Santa Monica Boulevard in West Los Angeles, California, which is estimated to last approximately three years.  At some times during the construction schedule, construction will occur directly in front of, or very close to, the Century City Shopping Center, where Gelson’s has its Century City store.  It can be expected that the sales of the Century City store will be negatively impacted during the period when the construction is at or near the Century City Shopping Center, but that access to the shopping center is expected to be improved once the roadway project has been completed.  In addition, the landlord of the Century City Shopping Center has discussed with Gelson’s the landlord’s plans for a major construction project which would result in the relocation of the movie theaters and other tenants to newly constructed areas immediately adjacent to the Gelson’s store.  Those plans also include the expansion of the Gelson’s store.  The preliminary phase of that construction began in March 2004.  The Company does not know how long this project will take.  The project plans are still being developed.  The Company expects that the sales of the Century City store will be negatively affected during this construction.  Although the Company also expects that the parking for Gelson’s customers would be adversely affected by relocating the theaters and other tenants to the immediate vicinity of the Gelson’s store, it also anticipates that the relocation will increase foot traffic in the vicinity of the store and that the expanded store with additional facilities and services and the increased foot traffic will increase the number of customers.

During 2001, the Company repurchased and retired 109,927 shares of Class A Common Stock for an aggregate purchase price of approximately $4,783,000.  All shares were repurchased in private transactions with sellers not affiliated with the Company.  In addition, 1,000 and 4,400 shares of Class B Common Stock were exchanged for Class A Common Stock shares during 2002 and 2001, respectively.

Liquidity and Capital Resources

The Company has an ongoing program to remodel existing supermarkets and to add new stores.  During the fifty-three weeks ended January 3, 2004 (“Fiscal 2003”), total capital expenditures were $5,752,000.  As of January 3, 2004, authorized expenditures on incomplete projects for the purchase of property, plant and equipment totaled approximately $3,242,000.  Of this total, approximately $2,383,000 has been contractually committed.

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

The Company’s working capital was $70,147,000 at January 3, 2004 compared to $48,892,000 at December 28, 2002.

During Fiscal 2003, the Company generated approximately $52,550,000 cash from operating activities.  Current liabilities at the end of Fiscal 2003 increased $29,441,000 over the prior year.  Cash flows from operating activities resulted primarily from net income plus non-cash expenses and changes in working capital.

Net cash used in investing activities was $10,661,000 for Fiscal 2003.  Investing activities primarily reflects capital expenditures on retail stores and purchases of investments.

Net cash used in financing activities was $453,000 for Fiscal 2003.  Financing activities include the purchase and retirement of Company stock, cash dividend payments, principal payments on capital lease obligations and proceeds from the exercise of stock options.

The Company’s total liabilities to equity ratio increased to .63 at January 3, 2004 from .40 at December 28, 2002 reflecting the impact of higher current liabilities with increased sales and the Company’s obligation to pay $5,797,000 in additional union health care contributions arising from the labor dispute.  The Company’s current ratio was 2.15 at January 3, 2004 compared to 2.56 at December 28, 2002.

The Company’s cash position, including investments, at the end of 2003 was $105,441,000 compared to $57,727,000 at the end of 2002.  Current liabilities at the end of Fiscal 2003 increased $29,441,000 over the prior year.  Cash not required for the immediate needs of the Company has been temporarily invested in commercial paper, marketable securities and a limited partnership that invests primarily in publicly traded, high yield bonds.  All temporary investments are highly liquid except for the limited partnership investment of approximately $2,500,000 which allows for withdrawals on a quarterly basis.  See Notes 1 and 2 of Notes to Consolidated Financial Statements.  The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodeling of its supermarket operations.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of January 3, 2004.

	Contractual Cash Obligations (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

7% Subordinated Income Debentures Due September 2014 Including Interest	$2,174	$86	$172	$172	$1,744

Capital Lease Obligations Including Interest	1,288	347	695	246

Operating Leases	101,674	7,704	14,872	13,562	65,536

Total Contractual Cash Obligations	$105,136	$8,137	$15,739	$13,980	$67,280

	Other Commercial Commitments (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Standby Letters of Credit (1)	$4,494	$4,494

(1)          The standby letters of credit are maintained pursuant to the Company’s insurance programs.

In April 2003, the Company announced a stock repurchase program, authorized by the Board of Directors, to purchase from time to time up to 100,000 shares of its Class A Common Stock in the open market or in private transactions.  The timing, volume and price of purchases are at the discretion of the management of the Company.  During 2003, the Company purchased and retired 4,942 shares of its Class A Common Stock for an aggregate purchase price of approximately $296,000.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities.  Management has established accounting policies that they believe are appropriate in order to reflect the accurate reporting of the Company’s operating results, financial position and cash flows.  The Company applies these accounting policies in a consistent manner.  Management bases their estimates on historical experience, current and expected economic conditions and various other factors that management believes to be reasonable under the circumstances.  These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  The Company reevaluates these significant factors and makes adjustments where facts and circumstances dictate.  Future events and their effects cannot be determined with absolute certainty, and therefore actual results may differ from estimates.

Management believes that the following accounting policies are the most critical in the preparation of the Company’s financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

Investments

Investments are accounted for under the provisions of Statement of Financial Accounting Standards No. (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date.  Debt securities for which the Company does not have the intent or ability to hold to maturity and equity securities are classified as available-for-sale investments and any unrealized gains and losses are included as a separate component of stockholders’ equity.

Inventories

Supermarket nonperishable inventories are stated at the lower of cost or market, with cost determined using the last-in, first-out (“LIFO”) method.  Perishable inventories are valued at the lower of cost on a first-in, first-out (“FIFO”) method or market.

The Company estimates inventory adjustments based on historical experience derived from periodic physical inventories.  Allowances for inventory adjustments are recorded based on these estimates to properly reflect inventory at the balance sheet date.

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

Workers’ Compensation and General and Auto Liability Insurance

The Company is primarily self-insured for losses related to workers’ compensation and general and auto liability claims.  The Company purchases stop-loss coverage to limit its loss exposure on a per claim basis.  Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims.

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

Stock Options and Stock Appreciation Rights

The Company accounts for its Stock Option Plan using the intrinsic value based method prescribed in Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees.”  Accordingly, no compensation cost has been recognized in the Company’s Statements of Operations and Comprehensive Income for fiscal years 2003, 2002 or 2001.  SFAS 123, “Accounting for Stock-Based Compensation,” (as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”) encourages adoption of a fair value based method for valuing the cost of stock-based compensation.  However, it allows companies to use the intrinsic value based method prescribed by APB 25 and disclose pro forma net earnings and earnings per share in accordance with SFAS 123.

Stock-based compensation under the stock appreciation rights program is subject to variable accounting in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”  As a result, changes in the market price of the Company’s Class A Common Stock impacts compensation expense.

Recent Accounting Standards

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  This statement is effective for contracts entered into or modified after June 30, 2003.  The adoption of this standard did not have any impact on the Company’s consolidated financial statements as the Company has not entered into hedging or derivative contracts.

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

In November 2003, the Emerging Issues Task Force reached a consensus on EITF 03-10, “Application of EITF 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.”  EITF 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons.  EITF 03-10 is effective for the first interim period beginning after November 25, 2003.  Adoption of the provisions of EITF 03-10 will not have an impact on the Company’s consolidated financial statements.

Item 7A.                                         Quantitative and Qualitative Disclosures about Market Risks

The Company currently has no bank debt or fixture financing.  If the Company should obtain financing or draw on its existing lines of credit, which bear interest at the bank’s reference rate or the bank’s adjusted LIBOR rate plus an index up to 1.2%, the Company could then be exposed to market risk related to interest fluctuations.

A change in market prices exposes the Company to market risk related to its investments which totaled $33,844,000 as of January 3, 2004.  A hypothetical 10% drop in the market value of these investments would result in a $3,384,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

Item 8.                                                   Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements.

Item 9.                                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported in June 2002, PricewaterhouseCoopers LLP replaced Arthur Andersen LLP as the Company’s certifying accountant.

Item 9A.                                         Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of January 3, 2004.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.  During the fiscal quarter ended January 3, 2004, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

Item 10.                                             Directors and Executive Officers of the Registrant

Identification and Information Concerning Directors

Below is set forth certain information about each of the Company’s directors as of March 1, 2004.  Certain of this information has been supplied by the persons shown.  Messrs. Robert A. Davidow and Kenneth A. Goldman were elected by the holders of Class A Common Stock.  Messrs. Bernard Briskin, John G. Danhakl, Steven Romick and Ben Winters were elected by the holders of Class B Common Stock.

Name	Age	Principal Occupation (1) and Other Directorships	Director Since (2)	Term Expires
Bernard Briskin	79	Chairman of the Board of Directors, President and Chief Executive Officer of the Company and Arden-Mayfair, Inc., a subsidiary of the Company, and Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of AMG Holdings, Inc. and Chairman of the Board and Chief Executive Officer of Gelson’s Markets, both subsidiaries of Arden-Mayfair, Inc.	1970	2004

John G. Danhakl	47	Partner, Leonard Green & Partners since March 1995. Managing Director of Donaldson Lufkin Jenrette Securities Corporation from March 1990 to February 1995. Director of Big 5 Sporting Goods Corporation, Diamond Triumph Auto Glass, Inc., Liberty Group Publishing, Inc., Leslie’s Poolmart, Inc., AsianMedia Group LLC, MEMC Electronic Materials, Inc., VCA Antech, Inc., Petco Animal Supplies, Inc., Phoenix Scientific, Inc. and Rite Aid Corporation.	1995	2004

Robert A. Davidow	61	Director of WHX Corporation; private investor.	1993	2005

Kenneth A. Goldman	61	Attorney with Reed Smith LLP since January 2003, Attorney and Director with Crosby, Heafey, Roach & May, A Professional Corporation from September 2000 - December 2002. For more than five years prior thereto, Attorney and Principal of Sanders, Barnet, Goldman, Simons & Mosk, A Professional Corporation.	2001	2004

Steven Romick	40	Investment Advisor, Senior Vice President of First Pacific Advisors, Inc.	2003	2006

Ben Winters	83	Business Consultant.	1978	2006

(1)                                  Unless otherwise indicated, principal occupation or occupations shown have been such for a period of at least five years in the aggregate.

(2)                                  Date shown for term of service indicates commencement of service as a director of the Company or Arden-Mayfair.

Identification of Executive Officers

Below is set forth certain information about each of the executive officers of the Company as of March 1, 2004:

Name	Age	Position(s)

Bernard Briskin	79

Chairman of the Board of Directors, President and Chief Executive Officer of the Company and Arden-Mayfair, Inc., and Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of AMG Holdings, Inc. and Chairman of the Board and Chief Executive Officer of Gelson’s Markets.

David M. Oliver	46	Chief Financial Officer of the Company and Arden-Mayfair, Inc., Chief Financial Officer and Secretary of AMG Holdings, Inc. and Gelson’s Markets.

Mr. Briskin served as Chairman of the Executive Committee of the Board of Directors of Arden-Mayfair until August 1978, when he was elected President and Chief Executive Officer of Arden-Mayfair.  In November 1978, Mr. Briskin was elected President and Chief Executive Officer of the Company, and in June 1994 he was elected Chairman of the Board of the Company.  Mr. Briskin serves as Chairman of the Board, President and Chief Executive Officer of the Company and Arden-Mayfair, and Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of AMG Holdings and Chairman of the Board and Chief Executive Officer of Gelson’s, pursuant to an employment agreement which expires on January 1, 2006, although the term will be automatically extended for successive one year periods unless certain termination notices are given by either Mr. Briskin or the employers fifteen to eighteen months prior to the then expiration date.  See “Item 11.  Executive Compensation.”

Mr. Oliver was elected Chief Financial Officer of the Company in November 1999.  Mr. Oliver also serves as Chief Financial Officer of Arden-Mayfair, and Chief Financial Officer and Secretary of AMG Holdings and Gelson’s.  From August 1998 until he joined the Company, he worked as an independent consultant.  From July 1997 to July 1998, Mr. Oliver served as Senior Vice President, Chief Financial Officer of Hughes Family Markets.  He served as Vice President, Controller of The Vons Companies, Inc. from July 1994 to April 1997 and as Assistant Controller from August 1988 to June 1994.  Mr. Oliver was employed by Arthur Andersen & Co. as a Certified Public Accountant in the audit department from June 1979 to May 1988.  Mr. Oliver has resigned his position with the Company effective April 3, 2004 to pursue another opportunity and a search has been undertaken for his replacement.

Except for Mr. Briskin, who has an employment agreement, all officers serve at the pleasure of the Board of Directors.

Audit Committee and Financial Expert

The Board of Directors has an Audit Committee comprised of three outside directors.  During 2003, the following individuals served as members of the Audit Committee:

Ben Winters, Chairman

Robert A. Davidow

Steven Romick (committee member since April 9, 2003)

Daniel Lembark (deceased February 3, 2003)

The Company’s Board of Directors has determined that at least one person serving on the Audit Committee is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K.  Ben Winters, the Chairman of the Audit Committee, is an “audit committee financial expert” and is independent as defined under applicable SEC and NASDAQ rules.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct applicable to all officers, management and employees.  The Code of Ethics and Business Conduct includes a Supplementary Code of Ethics for Financial Professionals which is applicable to the chief executive officer, chief financial officer, principal accounting officer or controller, or individuals performing similar functions.  A copy of the Code of Ethics and Business Conduct may be obtained, without charge, upon written request to the Assistant Secretary, Arden Group, Inc., P.O. Box 512256, Los Angeles, California 90051-0256.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that directors and executive officers of the Company, as well as persons holding more than ten percent (10%) of a registered class of the Company’s equity securities, file with the Securities and Exchange Commission initial reports of the ownership and reports of changes of ownership of Class A Common Stock and other equity securities of the Company.  Based solely on review of copies of such reports furnished to the Company and written representations that no other reports were required to be filed during the fiscal year ended January 3, 2004, all Section 16(a) filing requirements applicable to the Company’s executive officers, directors and greater than ten percent (10%) beneficial owners were complied with, except that Steven Romick inadvertently was late in filing the required Form 3 within 10 days of his election as a director.

Item 11.                                             Executive Compensation

General

The following table sets forth the total annual and long-term compensation paid or accrued by the Company and its subsidiaries in connection with all businesses of the Company and its subsidiaries to or for the account of the Chief Executive Officer of the Company and each other executive officer of the Company whose total annual salary and bonus for the fiscal year ended January 3, 2004 exceeded $100,000 in the aggregate.

				Long Term Compensation
				Awards
Name and Principal Position				Securities- Underlying Options/ SARs (#)(1)	All Other Compen- sation ($)(2)(3)
	Annual Compensation
	Year	Salary ($)	Bonus ($)

Bernard Briskin,	2003	573,239	991,334		19,184
Chief Executive	2002	556,003	823,390		70,600
Officer	2001	542,442	751,970		13,600

David M. Oliver	2003	170,940	25,000		16,000
Chief Financial	2002	165,428	25,000		16,000
Officer	2001	160,000	25,000		13,600

(1)                                  The Company did not grant to Mr. Briskin or Mr. Oliver any restricted stock or stock options and made no payout to them on any long-term incentive plan in fiscal years 2003, 2002 or 2001.  The Company granted units of SARs covering 2,500 shares of Class A Common Stock under the Phantom Stock Option Plan to Mr. Oliver in 2000.  No other SARs were granted to Mr. Briskin or Mr. Oliver in 2003, 2002 or 2001.

(2)                                  Includes the Company’s contributions to the Arden Group, Inc. 401(k) Retirement Savings Plan.  In 2003, Mr. Briskin and Mr. Oliver were each allocated $16,000 to their 401(k) accounts.

(3)                                  Perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the compensation received by Mr. Briskin in 2003 and 2001 or by Mr. Oliver in any of the years for which compensation information is reported.  In accordance with his employment agreement, Mr. Briskin received approximately $50,000 in medical reimbursements in 2002.  Other compensation also includes $3,184 and $4,600 for use of a Company-owned automobile by Mr. Briskin in 2003 and 2002.

Stock Appreciation Rights

The Company has granted SARs covering shares of the Company’s Class A Common Stock to non-employee directors and certain officers and employees of the Company.  Each SAR entitles the holder to receive upon exercise thereof the excess of the fair market value of a share of Class A Common Stock on the date of exercise over the fair market value of such share on the date granted.  The SARs vest 25% each year beginning at the end of the first year and expire five years from the date of grant.

No SARs were granted to executive officers during the 2003 fiscal year.  The following table provides information on the exercise of SARs by the named executive officer in Fiscal 2003 and the number of that officer’s SARs that were unexercised at January 3, 2004:

Aggregated SAR Exercises in Last Fiscal Year and Fiscal
Year-End Unexercised SARs

			Number of Securities Underlying Unexercised SARs at Fiscal Year-End (#)	Value of Unexercised In-the-Money SARs at Fiscal Year-End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable

David M. Oliver	625	27,148	0/625	0/29,742

Employment Agreement

The compensation of Mr. Briskin, the Chief Executive Officer of the Company, is established under an Employment Agreement, as amended (“the Employment Agreement”) which expires on January 1, 2006.  The Employment Agreement provides that, upon the expiration of the initial term on January 1, 2004, the term thereof is automatically extended for successive periods of one fiscal year unless either the employers or Mr. Briskin gives notice of termination not less than 15 months and no more than 18 months prior to the date upon which the term of the Employment Agreement will expire.  Pursuant to the terms of the Employment Agreement, Mr. Briskin’s base salary increases on January 1 of each year based upon increases in the Consumer Price Index subject to a maximum annual increase of 4%.  His annual bonus is equal to 2-1/2% of the Company’s first $2,000,000 of Pre-Tax Profits (as defined in the Employment Agreement) plus 3-1/2% of Pre-Tax Profits in excess of $2,000,000.  The Employment Agreement provides for an annual medical expense reimbursement up to $200,000 for Mr. Briskin and his immediate family, as well as annual retirement compensation equal to twenty-five percent of Mr. Briskin’s average base salary and bonus earned in the last three fiscal years prior to his retirement and continuation of health insurance benefits and automobile allowance.  The Employment Agreement provides that its terms are subject to review during the 2002 fiscal year by the Compensation Committee of the Board of Directors.  Pursuant to this provision, discussions took place between Mr. Briskin and the Committee concerning amendments to certain provisions of the Employment Agreement, but no amendments have yet been effected.

Remuneration of Directors

Non-employee directors are compensated for their services as directors at an annual rate of $22,800, plus $1,000 for each Board meeting attended and $1,000 for attendance at each committee meeting.  Non-employee directors who serve as committee chairmen are entitled to an additional $4,200 per year.  In 2003, Mr. Romick was elected a director and was granted SARs covering 10,000 shares of the Company’s Class A Common Stock, with a base price of $54.25 per share, representing the fair market value on the date of the grant.  When the SARs are exercised, each unit entitles the holder to receive the excess of the fair market value of a share of Class A Common Stock on the date of exercise over the base price.  Units vest 25% each year beginning at the end of the first year and expire five years from the date of grant.  Mr. Briskin is an employee of the Company and does not receive the compensation otherwise payable to directors.

On January 20, 2004 the Company issued SARs covering 10,000 shares of the Company’s Class A Common Stock to each of the Company’s then non-employee directors, with a base price of $77.50 per share, representing the fair market value on the date of grant.

Compensation Committee Interlocks and Insider Participation

The Board of Directors has a Compensation Committee.  In 2003, the Compensation Committee was comprised of the following directors, none of whom are or have been officers of the Company:

John G. Danhakl, Chairman

Robert A. Davidow

Ben Winters (committee member since April 9, 2003)

Daniel Lembark (deceased February 3, 2003)

Item 12.                                           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of March 1, 2004 relating to the stockholdings of persons known to the Company to be the beneficial owner of more than 5% of any class of the Company’s voting securities:

Name and Address of Beneficial Owner	Common Stock Class	Amount and Nature of Beneficial Ownership (1)		Percent of Class	Percent of Total Vote

City National Bank, as Trustee of the Company’s Stock Bonus Plan and Trust 1950 Avenue of the Stars, 2nd Floor Los Angeles, CA 90067	Class A	214,513		10.6%	1.4%

Bernard Briskin Arden Group, Inc. 9595 Wilshire Blvd., Suite 411 Beverly Hills, CA 90212	Class A	594,759	(2)(4)	29.5%	3.8%

Royce & Associates, LLC 1414 Avenue of the Americas New York, NY 10019	Class A	180,018	(3)	8.9%	1.2%

Bernard Briskin	Class B	1,362,496	(4)	99.9%	87.0%

(1)                                  Unless otherwise indicated to the contrary, all beneficial owners have sole investment and voting power.  For purposes of this table, 1,357,200 treasury shares of Company Class A Common Stock are not deemed to be outstanding.

(2)                                  This amount includes the following shares:  (i) 186,096 shares held in trust (of which Mr. Briskin is a trustee) for the benefit of Mr. Briskin and his children and (ii) 103,012 shares held in Individual Retirement Accounts for Mr. Briskin’s wife.  Mr. Briskin disclaims any beneficial ownership of the shares set forth in clause (ii) hereof.  Mr. Briskin shares voting and investment power with respect to the shares referred to in clause (i), and he has no voting or investment power with respect to the shares referred to in clause (ii).  Nothing herein should be construed as an admission that Mr. Briskin is in fact the beneficial owner of any of these shares.

(3)                                  Based upon Schedule 13-G filed on January 27, 2004 with the Securities and Exchange Commission.

(4)                                  This amount excludes 27,250 shares of Class A and 4 shares of Class B held by The Judy and Bernard Briskin Foundation of which Mr. Briskin serves as a co-trustee.  Mr. Briskin disclaims any beneficial ownership with respect to these shares.

If Mr. Briskin converted all of his Class B Common Stock to Class A Common Stock (convertible on a share-for-share basis), his and his spouse’s beneficial ownership of Class A Common Stock would be increased to 1,957,255 shares or 57.9% of the total shares outstanding as of March 1, 2004.

Security Ownership of Management

The following table shows, as of March 1, 2004, the beneficial ownership of the Company’s equity securities by each director, executive officer and by all directors and executive officers as a group:

Name of Beneficial Owner	Common Stock Class	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)		Percent of Total Vote

Bernard Briskin	Class A Class B	594,759 1,362,496	(2) (2)	29.5 99.9	% %	3.8 87.0	% %
John G. Danhakl	Class A	0
Robert A. Davidow	Class A	0
Kenneth A. Goldman	Class A	24,440	(3)	1.2%			(4)
David M. Oliver	Class A	0
Steven Romick	Class A	0
Ben Winters	Class A	500			(4)		(4)

All directors and executive officers as a group (7 persons)	Class A Class B	619,699 1,362,496	(2) (2)	30.7 99.9	% %	4.0 87.0	% %

(1)                                  Unless otherwise indicated to the contrary, all beneficial owners have sole investment and voting power.  The number of outstanding shares of Company Class A Common

Stock, on which the percentages shown in this table are based, does not include 1,357,200 treasury shares of Company Class A Common Stock.

(2)                                  See notes (2) and (4) to the table under “Security Ownership of Certain Beneficial Owners” set forth above.

(3)                                  Held in trust by Mr. Goldman, as trustee, for grandchildren of Mr. and Mrs. Briskin.

(4)                                  Does not exceed 1%.

Equity Compensation Plan Information

The following table provides information related to the Company’s equity compensation plans as of January 3, 2004.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders (1)

Non-Officer and Non-Director Stock Option Plan	2,000	$ 29.06	28,500

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

Item 13.                                           Certain Relationships and Related Transactions

A director of the Company, Mr. Goldman, is a partner of a law firm which performs legal services for the Company.

PART IV

Item 14.                                             Principal Accountant Fees and Services

Audit Fees

Audit fees include the aggregate fees billed for the audit of the Company’s annual consolidated financial statements and the reviews of each of the quarterly consolidated financial statements included in the Company’s Forms 10-Q.  The aggregate audit fees billed to the Company by PricewaterhouseCoopers were $142,800 for the fiscal year ended January 3, 2004 (“Fiscal 2003”) and $131,250 for the fiscal year ended December 28, 2002 (“Fiscal 2002”).

In September 2003, the Company restated its previously issued financial statements for fiscal years 2002, 2001 and 2000 to reflect rental expense and income on a straight-line basis for leases having scheduled fixed rent increases.  The aggregate fees billed to the Company by PricewaterhouseCoopers for audit services rendered related to this restatement aggregated $75,000.

Audit-Related Fees

Audit-related fees include fees for professional services rendered in connection with the audit of the Company’s employee benefit plans and consultation relating to internal controls.  PricewaterhouseCoopers billed the Company $29,165 in Fiscal 2003 and $16,800 in Fiscal 2002 for such audit related services.

Tax Fees

Fees paid to PricewaterhouseCoopers for tax services in Fiscal 2003 aggregated $117,668, including $31,160 for tax return and compliance work, $53,000 for LIFO tax consulting services and $33,508 for other projects.  Fees paid to PricewaterhouseCoopers for tax services in Fiscal 2002 aggregated $37,425, including $24,875 for tax return and compliance work, and $12,550 for other tax services.

All Other Fees

Other than the fees for services described above, there were no additional fees billed by PricewaterhouseCoopers in Fiscal 2003 or Fiscal 2002.

It is the policy of the Audit Committee to pre-approve all audit and non-audit services provided by PricewaterhouseCoopers.  The Audit Committee has reviewed the above-described fees for non-audit services and considered whether the provision of those services is compatible with maintaining the independence of PricewaterhouseCoopers and has concluded that PricewaterhouseCoopers has maintained its independence.

Item 15.                                             Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)                                Exhibits and Financial Statements and Schedules

(1)           Financial Statements

See Index to Consolidated Financial Statements

(2)           Financial Statement Schedules - None

(3)           Exhibits

See Index to Exhibits

(b)                               Reports on Form 8-K

On November 11, 2003, the Company filed a Form 8-K furnishing under Item 12 a press release announcing the results of operations for the quarter ended September 27, 2003

(c)                                Exhibits

See Index to Exhibits

(d)                               Other Financial Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARDEN GROUP, INC.

Date

By	/s/BERNARD BRISKIN	04/02/04

Bernard Briskin, Chairman of the Board,

President and Chief Executive Officer

By	/s/DAVID M. OLIVER	04/02/04
David M. Oliver, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.  The undersigned have also relied upon the reports of the registrant’s independent accountants at page 55.

Date

	/s/BERNARD BRISKIN	04/02/04

Bernard Briskin, Director and Chairman of the Board

	/s/JOHN G. DANHAKL	04/02/04
John G. Danhakl, Director

	/s/ROBERT A. DAVIDOW	04/02/04

Robert A. Davidow, Director

	/s/KENNETH A. GOLDMAN	04/02/04
Kenneth A. Goldman, Director

	/s/STEVEN ROMICK	04/02/04
Steven Romick, Director

	/s/BEN WINTERS	04/02/04
Ben Winters, Director

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

The financial statements include the Company’s subsidiary
(Arden-Mayfair, Inc.) and the subsidiaries of Arden-Mayfair, Inc.

Schedules are omitted because of the absence of the conditions under which they are required.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

Assets	January 3, 2004	December 28, 2002

Current assets:
Cash and cash equivalents	$71,597	$30,161
Investments	33,844	27,566
Accounts and notes receivable, net	6,761	5,544
Inventories	16,997	14,542
Other current assets	1,783	2,473

Total current assets	130,982	80,286

Property held for resale or sublease	51	51
Property, plant and equipment, net	45,637	52,454
Deferred income taxes	7,010	2,066
Other assets	3,292	4,114

Total assets	$186,972	$138,971

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$22,797	$15,306
Other current liabilities	37,793	15,868
Current portion of long-term debt	245	220

Total current liabilities	60,835	31,394

Long-term debt	2,038	2,283
Deferred rent	4,473	3,782
Other liabilities	4,626	2,485

Total liabilities	71,972	39,944

Commitments and contingent liabilities (Note 16)

Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 3,374,868 and 3,355,935 shares issued and outstanding for 2003 and 2002, respectively, including 1,357,200 treasury shares	844	839
Common Stock, Class B, $.25 par value; authorized 1,500,000 shares; 1,363,584 shares issued and outstanding	341	341
Capital surplus	5,547	4,362
Unrealized gain (loss) on investments	346	232
Retained earnings	111,675	97,006

	118,753	102,780
Treasury stock, 1,357,200 shares at cost	(3,753)	(3,753)

Total stockholders’ equity	115,000	99,027

Total liabilities and stockholders’ equity	$186,972	$138,971

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(In Thousands, Except Share and Per Share Data)

	2003	2002	2001

Sales	$489,710	$401,378	$391,880

Cost of sales	276,381	226,916	226,302

Gross profit	213,329	174,462	165,578

Delivery, selling, general and administrative expenses	187,871	152,818	146,201

Operating income	25,458	21,644	19,377

Interest and dividend income	1,768	1,867	2,166

Other income (expense), net	950	98	356

Interest expense	(272)	(321)	(596)

Income before income taxes	27,904	23,288	21,303

Income tax provision	11,323	9,356	8,432

Net income	$16,581	$13,932	$12,871

Other comprehensive income (loss), net of tax:

Unrealized gain (loss) from investments:

Unrealized holding gains (losses) arising during the period	568	732	(680)

Reclassification adjustment for realized (gains) losses included in net income	(454)	153	28

Net unrealized gain (loss), net of income tax expense (benefit) of $78 for 2003, $608 for 2002 and ($449) for 2001	114	885	(652)

Comprehensive income	$16,695	$14,817	$12,219

Net income per common share:

Basic	$4.91	$4.15	$3.80

Diluted	$4.90	$4.14	$3.79

Weighted average common shares outstanding:

Basic	3,379,443	3,355,020	3,389,234

Diluted	3,380,524	3,365,961	3,398,671

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	2003	2002	2001

Common Stock, Class A:
Balance, beginning of year	$839	$835	$862
Purchase and retirement of common stock (4,942 shares in 2003 and 109,927 shares in 2001)	(1)		(28)
Shares issued under Stock Option Plan (14,750 shares)	6	4
Exchange of stock			1

Balance, end of year	844	839	835

Common Stock, Class B:
Balance, beginning of year	341	341	342
Exchange of stock			(1)

Balance, end of year	341	341	341

Capital surplus:
Balance, beginning of year	4,362	3,680	3,766
Purchase and retirement of common stock	(5)		(86)
Shares issued under Stock Option Plan	1,190	682

Balance, end of year	5,547	4,362	3,680

Notes receivable from officer/director:
Balance, beginning of year	0	(135)	(135)
Principal received		135

Balance, end of year	0	0	(135)

Unrealized gain (loss) on investments:
Balance, beginning of year	232	(653)	(1)
Net unrealized gain (loss)	114	885	(652)

Balance, end of year	346	232	(653)

Retained earnings:
Balance, beginning of year	97,006	83,074	74,872
Net income	16,581	13,932	12,871
Dividends to common stockholders	(1,622)
Purchase and retirement of common stock	(290)		(4,669)

Balance, end of year	111,675	97,006	83,074

Stockholders’ equity before treasury stock	118,753	102,780	87,142

Treasury stock, at cost	(3,753)	(3,753)	(3,753)

Total stockholders’ equity	$115,000	$99,027	$83,389

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	2003	2002	2001

Cash flows from operating activities:
Cash received from customers	$488,562	$402,847	$392,698
Cash paid to suppliers and employees	(430,982)	(369,881)	(364,624)
Interest and dividends received	1,472	1,604	1,935
Interest paid	(258)	(331)	(627)
Income taxes paid	(6,244)	(8,706)	(9,800)

Net cash provided by operating activities	52,550	25,533	19,582

Cash flows from investing activities:
Capital expenditures	(5,752)	(4,023)	(10,066)
Purchases of investments	(11,836)	(21,667)	(4,637)
Sales of investments	6,828	14,686	282
Proceeds from the sale of property, plant and equipment	99	68	54

Net cash used in investing activities	(10,661)	(10,936)	(14,367)

Cash flows from financing activities:
Purchase and retirement of Company stock	(296)		(4,783)
Principal payments on long-term debt			(4,762)
Principal payments under capital lease obligations	(220)	(250)	(257)
Loan payments received from officer/director		135
Proceeds from exercise of stock options	874	576
Cash dividends paid	(811)

Net cash provided by (used in) financing activities	(453)	461	(9,802)

Net increase (decrease) in cash and cash equivalents	41,436	15,058	(4,587)

Cash and cash equivalents at beginning of year	30,161	15,103	19,690

Cash and cash equivalents at end of year	$71,597	$30,161	$15,103

The accompanying notes are an integral part of these consolidated financial statements.

	2003	2002	2001

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$16,581	$13,932	$12,871

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,126	8,139	7,872
Provision for losses on accounts and notes receivable		(20)	58
Loss on impairment of long-lived assets	4,311
Net loss (gain) from the disposal of property, plant and equipment	33	(19)	44
Realized loss (gain) on investments, net	(950)	(98)	(383)
Tax benefit of stock option transactions	232	110
Stock compensation expense	90

Changes in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Investments	(128)	(143)	(182)
Accounts and notes receivable	(1,217)	1,450	940
Inventories	(2,455)	206	(1,334)
Other current assets	690	1,071	(547)
Other assets	822	178	(404)

Increase (decrease) in liabilities:
Accounts payable and other accrued expenses	28,605	572	1,092
Deferred income taxes	(5,022)	(698)	(1,488)
Deferred rent	691	724	761
Other liabilities	2,141	129	282

Net cash provided by operating activities	$52,550	$25,533	$19,582

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

Fiscal Year

The Company operates on a fiscal year ending on the Saturday closest to December 31.  Fiscal years for the consolidated financial statements included herein ended on January 3, 2004 (53-weeks), December 28, 2002 (52-weeks) and December 29, 2001 (52-weeks).

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

Accounts and Notes Receivable

The Company monitors vendor receivables and extensions of credit on an ongoing basis and has not experienced significant losses related to its receivables.  At January 3, 2004, the Company did not have significant credit risk concentrations.  No single group or customer represents greater than 2% of total accounts and notes receivable.  Issuance costs related to Gelson’s charge cards are not significant and are expensed as incurred.

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

Workers’ Compensation and General and Auto Liability Costs

In June 2003, the Company terminated its guaranteed cost workers’ compensation policy and purchased a high deductible workers’ compensation policy.  Accordingly, the Company is primarily self-insured for losses related to workers’ compensation and general and auto liability claims.  The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis.  Accruals are based on reported claims and an estimate of claims incurred but not reported.  The Company’s liability reserve for unpaid and incurred but not reported claims at January 3, 2004 was approximately $3,763,000.  While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims.

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

Stock Options and Stock Appreciation Rights

The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee,” to account for employee stock options.  Under this method, because the exercise price of the stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.  The table below presents pro forma results for the current and prior years, as if the Company had used the alternate fair value method of accounting for stock-based compensation, prescribed by SFAS 123, “Accounting for Stock-Based Compensation” (as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”).  Under this pro forma method, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model and was recognized over the vesting period.

(In Thousands, Except Net Income Per Share)	2003	2002	2001

Net income, as reported	$16,581	$13,932	$12,871
Deduct total stock-based compensation expense determined under the fair value method, net of tax	(21)	(84)	(93)

Net income, pro forma	$16,560	$13,848	$12,778
Basic net income per common share, as reported	4.91	4.15	3.80
Basic net income per common share, pro forma	4.90	4.13	3.77
Diluted net income per common share, as reported	4.90	4.14	3.79
Diluted net income per common share, pro forma	4.90	4.11	3.76

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

Stock-based compensation under the stock appreciation rights (“SARs”) program is subject to variable accounting in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”  As a result, changes in the market price of the Company’s Class A Common Stock impacts the SARs compensation charge.

Environmental Costs

Costs incurred to investigate and remediate contaminated sites are expensed as incurred.

Store Opening Costs

Noncapital expenditures incurred in opening a new store are expensed as incurred.

Advertising and Sales Promotion Costs

Advertising and sales promotion costs are expensed as incurred and totaled $2,844,000, $2,760,000 and $3,187,000 in 2003, 2002 and 2001, respectively.

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

Net Income Per Share

Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period.  Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options using the treasury stock method.

The following table reflects the calculation of basic and diluted net income per common share:

(In Thousands, Except Share and Per Share Data)	2003	2002	2001
Net income per common share – Basic
Net income	$16,581	$13,932	$12,871
Weighted average shares outstanding	3,379,443	3,355,020	3,389,234
Net income per common share – Basic	$4.91	$4.15	$3.80

Net income per common share – Diluted
Net income	$16,581	$13,932	$12,871
Weighted average shares outstanding	3,379,443	3,355,020	3,389,234
Dilutive impact of options outstanding	1,081	10,941	9,437
Weighted average shares outstanding dilutive	3,380,524	3,365,961	3,398,671
Net income per common share – Diluted	$4.90	$4.14	$3.79

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

Impact of Recently Issued Accounting Standards

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  This statement is effective for contracts entered into or modified after June 30, 2003.  The adoption of this standard did not have any impact on the Company’s consolidated financial statements as the Company has not entered into hedging or derivative contracts.

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

In November 2003, the Emerging Issues Task Force reached a consensus on Issue No. 03-10, “Application of EITF 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.”  EITF 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons.  EITF 03-10 is effective for the first interim period beginning after November 25, 2003.  Adoption of the provisions of EITF 03-10 will not have an impact on the Company’s consolidated financial statements.

2.                    Investments

Marketable securities are shown on the accompanying balance sheet at their fair value.  The investment in a limited partnership that invests primarily in publicly traded, high yield bonds is accounted for under the cost method as the Company owns less than 3% of the partnership and does not have the ability to exercise significant influence over the operating and financial policies of the partnership.  The fair market value of the Company’s investment in the limited partnership was approximately $3,942,000 at December 31, 2003.  The partnership allows withdrawals on a quarterly basis.

(In Thousands)	Cost	Unrealized Gain (Loss)	Fair Value
As of January 3, 2004:

Investments:
Mutual funds	$26,755	$186	$26,941
United States government securities	1,994	16	2,010
Debt securities	2,010	383	2,393
Limited partnership (1)	2,500		2,500
Total	$33,259	$585	$33,844

(In Thousands)	Cost	Unrealized Gain (Loss)	Fair Value
As of December 28, 2002:

Investments:
Mutual funds	$21,825	$(89)	$21,736
Equity securities	985	245	1,230
Debt securities	1,863	237	2,100
Limited partnership (1)	2,500		2,500
Total	$27,173	$393	$27,566

(1)          The Company follows the cost method of accounting for this investment.  Accordingly, the fair value reflects the cost basis.

The contractual maturities of available-for-sale debt securities at January 3, 2004 are as follows:

(In Thousands)	Amortized Cost	Fair Value

Due after one year through three years	$2,010	$2,393

Realized net gains (losses) from the sale of securities were $843,000, ($211,000) and ($44,000) in 2003, 2002 and 2001, respectively.

3.                     Accounts and Notes Receivable, Net

(In Thousands)	January 3, 2004	December 28, 2002
Accounts receivable, trade	$3,899	$3,827
Notes receivable	96	116
Other accounts receivable	2,946	1,807
	6,941	5,750
Less: Allowance for doubtful accounts and notes receivable	(180)	(206)
	$6,761	$5,544

There was no provision for doubtful accounts and notes receivable in 2003.  The provision in 2002 and 2001 was approximately $20,000 and $58,000, respectively.

4.                    Inventories

Inventories valued by the LIFO method totaled $13,880,000 in 2003, $11,601,000 in 2002 and $11,779,000 in 2001.  Inventory balances would have been $3,399,000, $3,186,000 and $3,440,000 higher at the end of 2003, 2002 and 2001, respectively, if they had been stated at the lower of FIFO cost or market.  The LIFO effect on net income and basic net income per common share was a decrease of approximately $126,000 ($.04 per share), an increase of $150,000 ($.04 per share) and a decrease of $111,000 ($.03 per share) in 2003, 2002 and 2001, respectively.

5.                    Significant Supplier

During 2003, the Company procured approximately 21% of its product through Unified Western Grocers, Inc. (“Unified”), a grocery cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits and credit in order to purchase product from the cooperative.  As of January 3, 2004, the Company had approximately $2,223,000 on deposit with Unified.  The minimum deposit requirement is satisfied through a combination of cash, credit and ownership of equity shares in Unified.

6.                    Property, Plant and Equipment

(In Thousands)	January 3, 2004	December 28, 2002

Land	$8,584	$8,110
Buildings and improvements	9,693	9,693
Store fixtures and office equipment	36,065	35,417
Transportation equipment	2,664	2,796
Machinery and equipment	1,236	1,001
Leasehold improvements	39,206	42,153
Leasehold interests	4,538	4,538
Assets under capital leases	3,058	3,058
Assets under construction	488	1,410
	105,532	108,176

Accumulated depreciation and amortization	(59,895)	(55,722)
	$45,637	$52,454

As of January 3, 2004, approximately $19,258,000 of property, plant and equipment (at cost) was fully depreciated and is still being used in operations.  As of January 3, 2004, the Company has recorded $2,636,000 in accumulated amortization for assets under capital lease.

In the fourth quarter of Fiscal 2003, the Company recorded a $4,311,000 pre-tax impairment on long-lived assets related to its Pasadena retail store.  Sales at Pasadena have been below management’s expectations since the store’s initial opening in September 2001.  During the fourth quarter of 2003, a labor dispute in the Company’s trade area temporarily resulted in improved sales at Pasadena, however, sales remain at levels below management’s expectations and are anticipated to decline significantly from strike levels at the conclusion of the labor dispute.  The impairment charge, a component of delivery, selling, general and administrative expenses, reflects the difference between the carrying value of the Pasadena assets and the estimated fair value, which was based on the discounted future cash flows using a risk-free interest rate.

7.                    Other Current Liabilities

(In Thousands)	January 3, 2004	December 28, 2002

Employee compensated absences	$4,612	$4,487
Taxes (including taxes collected from others of $2,461 and $1,556, respectively)	14,857	3,771
Payroll	1,803	1,322
Employee benefits	9,039	2,083
Other	7,482	4,205
	$37,793	$15,868

8.                    Long-Term Debt

	Current		Non-Current
(In Thousands)	January 3, 2004	December 28, 2002	January 3, 2004	December 28, 2002

Obligations under capital leases	$245	$220	$810	$1,055
7% Subordinated income debentures due September 1, 2014			1,228	1,228
	$245	$220	$2,038	$2,283

At January 3, 2004, the approximate principal payments required on long-term debt for each fiscal year are as follows:

(In Thousands)

2005	$273
2006	304
2007	233
2014	1,228
$2,038

The Company has bank revolving lines of credit in the amount of $10,000,000 which expires in August 2004 and $3,000,000 which expires in October 2004.  Borrowings bear interest at the bank’s prime rate or the adjusted LIBOR rate plus an index up to 1.2%.  At the end of 2003 and 2002, there were no amounts borrowed against either of the revolving lines of credit.

Debentures: The indenture relating to the 7% subordinated income debentures (“7% Debentures”), due September 1, 2014, provides for interest payable semi-annually on March 1 and September 1 to the extent that current annual net income is sufficient therefor, or at the discretion of the Company, out of available retained earnings.  No accrued interest was in arrears as of January 3, 2004.  The debentures are recorded at face value which approximates its fair value.

9.                    Capital Stock

Class A Common Stock:  The Company is authorized to issue 10,000,000 shares of Class A Common Stock, par value $.25 per share.  At January 3, 2004 and December 28, 2002, shares issued were 3,374,868 and 3,355,935, respectively, including 1,357,200 treasury shares.  During 2003 and 2001, the Company purchased and retired 4,942 and 109,927 shares of its Class A Common Stock for an aggregate purchase price of approximately $296,000 and $4,783,000, respectively.  The Class A Common Stock has one vote per share on all matters on which stockholders are entitled to vote or consent.

Class B Common Stock:  The Company is authorized to issue 1,500,000 shares of Class B Common Stock, par value $.25 per share.  At January 3, 2004 and December 28, 2002, there were 1,363,584 shares, issued and outstanding.  The Class B Common Stock has ten votes per share on virtually all matters on which stockholders are entitled to vote or consent.  Transfer of Class B Common Stock is restricted to other Class B stockholders and certain other classes of transferees.  Class B Common Stock is convertible, at the option of the holder, into Class A Common Stock on a share-for-share basis.  The Class B Common Stock is also automatically converted into Class A Common Stock under certain circumstances, including upon the transfer of such stock to a transferee other than another Class B stockholder and certain other classes of transferees.  1,000 and 4,400 shares of Class B Common Stock were exchanged for Class A Common Stock during 2002 and 2001, respectively.  Cash or property dividends on Class B Common Stock are restricted to an amount equal to 90% of any dividend paid on Class A Common Stock.

Supplemental Cash Flow Information: On January 20, 2004, the Company paid a regular quarterly cash dividend of 25 cents per share of Class A Common Stock and 22.5 cents per share of Class B Common Stock, aggregating $811,000, to stockholders of record on December 31, 2003.

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

The Company also has granted SARs covering shares of the Company’s Class A Common Stock to non-employee directors, officers and certain employees of the Company.  Each SAR entitles the holder to receive upon exercise thereof the excess of the fair market value of a share of Class A Common Stock on the date of exercise over the fair market value of such share on the date granted.  The SARs vest 25% each year beginning at the end of the first year and expire five years from the date of grant.

Stock options and SARs transactions during the past three years have been as follows:

			SARs
	Stock Options		Officers and Employees		Non-Employee Directors
	Options	Weighted Average Price ($)	SARs	Weighted Average Price ($)	SARs	Weighted Average Price ($)
Outstanding as of December 29, 2001	41,500	36.97	20,000	34.53	50,000	32.85
Exercised	14,750	39.07	12,500	36.72	17,500	29.06
Outstanding as of December 28, 2002	26,750	35.81	7,500	30.89	32,500	34.89
Granted	—	—	64,500	71.88	10,000	54.25
Exercised	23,875	36.62	3,125	33.44	13,250	29.06
Forfeitures	875	29.06	—	—	—	—
Outstanding as of January 3, 2004	2,000	29.06	68,875	69.16	29,250	44.15

Exercisable as of January 3, 2004	—		1,875		6,750

Available for grant as of January 3, 2004	28,500		N/A		N/A

The following table summarizes information about the Company’s Stock Options and SARs outstanding at January 3, 2004:

	Options Outstanding
($) Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price ($)	Options Exercisable
				Number Exercisable	Weighted Average Exercise Price ($)
Stock Options
29.06	2,000	1.2 years	29.06	—	—

SARs - Officers & Employees
29.06	4,375	1.2 years	29.06	1,875	29.06
60.50	20,000	4.6 years	60.50	—	—
77.00	44,500	4.9 years	77.00	—	—
	68,875	4.6 years	69.16	1,875	29.06

SARs - Non-Employee Directors
29.06	9,250	1.2 years	29.06	1,750	29.06
48.00	10,000	2.5 years	48.00	5,000	48.00
54.25	10,000	4.3 years	54.25	—	—
	29,250	2.7 years	44.15	6,750	43.09

For 2003, 2002 and 2001, the Company incurred compensation expense related to SARs of $740,000, $481,000 and $1,223,000, respectively.

On January 20, 2004, the Company granted SARs aggregating 50,000 units at a base of $77.50 per unit to non-employee members of its Board of Directors on that date.

11.              Retirement Plans

The Company contributes to multi-employer union pension plans, administered by various trustees, which may be deemed to be defined benefit plans.  Contributions to these plans are based upon negotiated wage contracts.  Information relating to accumulated benefits and fund assets as they may be allocable to the participants at January 3, 2004 is not available.  The Company’s total union pension expense for all plans for 2003, 2002 and 2001 amounted to $4,787,000, $3,086,000 and $1,165,000, respectively.  Contributions to the multi-employer union pension plan covering the majority of the Company’s employees were suspended for two months in 2003, six months in 2002 and twelve months in 2001.

The Arden Group, Inc. 401(k) Retirement Savings Plan (the “Company Savings Plan”) covers all nonunion employees of the Company and its subsidiaries who have attained the age of 18 and have completed at least one year of service.  The Company Savings Plan provides that, with certain limitations, a participating employee may elect to contribute up to 100% of such employee’s annual compensation up to a maximum of $13,000 in 2003 to the Company Savings Plan on a tax-deferred basis.  The Company made discretionary contributions to the Company Savings Plan of $837,000, $806,000 and $720,000 for the years 2003, 2002 and 2001, respectively.

The Company maintains a noncontributory, trusteed Stock Bonus Plan (the “Plan”) which is qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended.  Under the Third Amendment to the Plan, effective January 1, 2002, no new participants or contributions to the Plan are allowed.  Existing contributions must be invested in the Company’s Class A Common Stock with excess cash being invested in certain government-backed securities.  There were no contributions to the Plan in fiscal years 2003, 2002 or 2001.

An employment agreement with a key executive officer provides for annual retirement compensation equal to 25% of his average base salary and bonus earned in the last three years prior to his retirement.  The Company has accrued its obligation under the terms of the employment agreement.  The Company accrued $104,000, $348,000 and $273,000 toward this benefit in 2003, 2002 and 2001, respectively.

12.              Multi-Employer Union Health Care Plans

The Company contributes to multi-employer union health care plans, administered by various trustees, in accordance with the provisions of various labor contracts.  Contributions to these plans are generally based on the number of hours worked.  The Company’s expense for these plans totaled $21,019,000, $11,927,000 and $10,249,000 for 2003, 2002 and 2001, respectively.

Health care expense in 2003 reflects a $5,797,000 assessment by the trust fund covering the majority of the Company’s employees to pay health care claims and restore trust fund reserves depleted during a labor dispute.

13.              Income Taxes

The composition of the federal and state income tax provision (benefit) is as follows:

(In Thousands)	2003	2002	2001

Current:
Federal	$12,457	$7,420	$8,079
State	3,811	2,026	2,290
Total current tax provision	16,268	9,446	10,369

Deferred:
Federal	(3,587)	(73)	(1,438)
State	(1,358)	(17)	(499)
Total deferred tax provision	(4,945)	(90)	(1,937)
Total income tax provision	$11,323	$9,356	$8,432

The Company’s deferred tax assets (liabilities) were attributable to the following:

(In Thousands)	January 3, 2004	December 28, 2002

Deferred tax assets:
Capital lease obligations	$433	$524
Accrued expenses	6,369	2,422
Deferred rent	1,822	1,539
State income taxes	1,174	758
Allowance for doubtful accounts	73	84
Other	1,243	729
Deferred tax assets	11,114	6,056

Deferred tax liabilities:
Deferred gain on debenture exchange	(3,177)	(3,338)
Capital lease assets	(172)	(218)
Other	(755)	(434)
Deferred tax liabilities	(4,104)	(3,990)
Deferred income taxes, net	$7,010	$2,066

Reconciliation of the statutory federal rate and effective rate is as follows:

(In Thousands, Except	2003		2002		2001
Percentage Amounts)	Amount	Rate	Amount	Rate	Amount	Rate

Federal tax at statutory rate	$9,767	35.0%	$8,151	35.0%	$7,456	35.0%
State income taxes, net of federal tax benefit	1,603	5.7%	1,338	5.7%	1,224	5.7%
Other	(47)	(.1%)	(133)	(.5%)	(248)	(1.1%)
	$11,323	40.6%	$9,356	40.2%	$8,432	39.6%

14.              Leases

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

Assets Under Capital Leases:  Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease.  Contingent rentals associated with capital leases in 2003, 2002 and 2001 were $428,000, $235,000 and $214,000, respectively, and accordingly have been charged to expense as incurred.  Following is an analysis of assets under capital leases:

(In Thousands)	January 3, 2004	December 28, 2002

Buildings:
Cost	$3,058	$3,058
Accumulated amortization	(2,636)	(2,523)
	$422	$535

Future minimum lease payments for the assets under capital leases at January 3, 2004 are as follows:

(In Thousands)

2004	$348
2005	347
2006	347
2007	246

Total minimum obligations	1,288

Interest	(233)

Present value of net minimum obligations	1,055
Current portion	(245)

Long-term obligations	$810

Operating Leases and Subleases:  In addition to capital leases, the Company is obligated under operating leases, primarily for buildings, which expire at various dates through 2023.  Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at January 3, 2004 are as follows:

(In Thousands)	Commitments	Deduct Sublease Rentals	Net Rental Commitments

2004	$7,704	$602	$7,102
2005	7,454	597	6,857
2006	7,418	577	6,841
2007	7,200	581	6,619
2008	6,362	571	5,791
Thereafter	65,536	2,293	63,243
	$101,674	$5,221	$96,453

Rent expense under operating leases was as follows:

(In Thousands)	2003	2002	2001

Minimum rent	$8,002	$8,301	$7,811
Contingent rent	2,043	1,277	1,389
	10,045	9,578	9,200
Sublease rentals	(1,673)	(1,707)	(1,696)
	$8,372	$7,871	$7,504

15.              Related Party Transactions

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

A director of the Company is a partner of a law firm which performs legal services for the Company.

16.              Commitments and Contingent Liabilities

The Company has an employment agreement with a key executive officer and shareholder which expires on January 1, 2006.  In addition to a base salary, the agreement provides for a bonus based on pre-tax earnings.  No maximum compensation limit exists.  Total salary and bonus expensed in 2003, 2002 and 2001 was approximately $1,565,000, $1,379,000 and $1,294,000, respectively.

As of January 3, 2004, authorized expenditures on projects in progress for the construction and purchase of property, plant and equipment totaled approximately $3,242,000.  Of this total, approximately $2,383,000 has been contractually committed.

The Company and its subsidiaries are subject to a myriad of environmental laws, regulations and lease covenants with its landlords regarding air, water and land use, products for sale, and the use, storage and disposal of hazardous materials. The Company believes it substantially complies, and has in the past substantially complied, with federal, state and local environmental laws and regulations and private covenants.  The Company cannot, at this time, estimate the expense it ultimately may incur in connection with any violations; however, it believes any such claims will not have a material adverse impact on either the Company’s consolidated financial position, results of operations or cash flows.

The Company or its subsidiaries are defendants in a number of cases currently in litigation, being vigorously defended, in which the complainants seek monetary damages.  As of the date hereof, no estimate of potential liability, if any, is possible. Based upon current information, management, after consultation with legal counsel defending the Company’s interests in the cases, believes the ultimate disposition thereof will not have a material effect upon either the Company’s consolidated financial position, results of operations or cash flows.

17.     Selected Quarterly Financial Data (Unaudited)

(In Thousands, Except Per Share Data)

Quarter	Sales	Gross Profit	Net Income	Diluted Net Income Per Share (1)

2002

First	$100,560	$43,338	$3,682	$1.09
Second	98,710	42,939	3,420	1.02
Third	98,207	43,030	3,218.96
Fourth	103,901	45,155	3,612	1.07

2003

First	$100,364	$43,767	$2,785	$.82
Second	101,243	44,417	3,275.97
Third	101,898	44,910	2,985.88
Fourth (2)	186,205	80,235	7,536	2.23

(1)          Earnings per share is calculated using the weighted average outstanding shares for the quarter.

(2)          The fourth quarter results were favorably impacted by a labor dispute in the Company’s trade area.

18.              Subsequent Event

The collective bargaining agreement with the United Food and Commercial Workers (“UFCW”), which covers the majority of the Company’s employees, expired on October 5, 2003.  Three major grocery retailers covered under the expired agreement operated under strike or lockout from October 11, 2003 through February 29, 2004 when a contract settlement was reached.  During the labor dispute the Company operated under contract extensions.  In return, the UFCW agreed not to strike the Company.  Gelson’s remained open; its employees elected not to strike the Company.  The labor dispute resulted in a temporary shift in consumer shopping patterns and a significant increase in the Company’s sales and results of operations during the fourth quarter of 2003 and the first quarter of 2004.  The Company anticipates that with the February 2004 contract settlement most former customers of the three major grocery retailers will return to their previous shopping patterns but that post-strike sales will be somewhat greater than during comparable pre-strike levels as a result of the retention of some of the new shoppers that came to Gelson’s during the labor dispute.

Prior to the contract expiration, the Company agreed to be bound by all modifications regarding trust funds and hourly wage rates as negotiated between the UFCW and the three major grocery retailers.  In late February 2004, employees of the three major retailers ratified a new labor contract.  The new contract provides for, among other things, a new two-tier employment structure, elimination of health care maintenance of benefits provided for under the prior agreement and bonus payments in lieu of wage increases.  In a vote held on March 24-25, 2004, employees of the Company who are members of the UFCW ratified a new labor contract on terms similar to those reached by the three major grocery retailers.  The new labor contract expires in March 2007.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders of Arden Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows, present fairly, in all material respects, the financial position of Arden Group, Inc. and its subsidiaries at January 3, 2004 and December 28, 2002 and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
March 12, 2004

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

10.3

Form of Indemnification Agreement between the Registrant and the Directors and certain officers, filed as Exhibit 10.13 to the Annual Report on Form 10-K of Arden Group, Inc. for the year ended December 29, 1990 and incorporated herein by reference.

10.4*

Second Amendment to Employment Agreement as of January 1, 1997 by and between Arden Group, Inc., Arden-Mayfair, Inc., AMG Holdings, Inc. and Gelson’s Markets and Bernard Briskin, filed as Exhibit 10.9 to the Annual Report on Form 10-K of Arden Group, Inc. for the year ended January 3, 1998 and incorporated herein by reference.

10.5*	Phantom Stock Plan of Arden Group, Inc., filed as Exhibit 10.11 to the Annual Report on Form 10-K of Arden Group, Inc. for the year ended January 2, 1999 and incorporated herein by reference.

10.6*

Form of Non-Employee Director Phantom Stock Unit Agreement with each of John G. Danhakl, Robert A. Davidow, Daniel Lembark and Ben Winters filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended July 1, 2000 and incorporated herein by reference.

10.7*

Form of Non-Employee Director Phantom Stock Unit Agreement with Kenneth A. Goldman dated June 19, 2001 filed as Exhibit 10.13 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 29, 2001 and incorporated herein by reference.

10.8*

Form of Amendment to Non-Employee Director Phantom Stock Unit Agreement with each John G. Danhakl, Robert A. Davidow, Daniel Lembark, Ben Winters and Kenneth A. Goldman dated December 9, 2002 filed as Exhibit 10.14 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 28, 2002 and incorporated herein by reference.

10.9*

Arden Group, Inc., Non-Officer and Non-Director Stock Option Plan filed as Exhibit 10.15 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 28, 2002 and incorporated herein by reference.

10.9.1*	Form of Stock Option Plan Agreement filed as Exhibit 10.15.1 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 28, 2002 and incorporated herein by reference.

Exhibit

10.10*

Form of Non-Employee Director Phantom Stock Unit Agreement with Steven Romick filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended June 28, 2003 and incorporated herein by reference.

21.	Subsidiaries of Registrant filed as Exhibit 21 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 28, 2002 and incorporated herein by reference.

23.1	Consent of Independent Accountants.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report.