Form 10-Q
period 2004-04-03
ARDEN GROUP INC
filed 2004-05-10
CIK 225051

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐   No  ☒

The number of shares outstanding of the registrant’s classes of common stock as of April 3, 2004 was:

2,017,668 of Class A Common Stock

1,363,584 of Class B Common Stock

PART I.  FINANCIAL INFORMATION

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	April 3, 2004	January 3, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,649	$71,597
Investments	34,171	33,844
Accounts and notes receivable, net	5,571	6,761
Inventories	17,749	16,997
Other current assets	2,134	1,783

Total current assets	123,274	130,982

Property held for resale or sublease	51	51
Property, plant and equipment, net	44,828	45,637
Deferred income taxes	4,188	7,010
Other assets	3,375	3,292

Total assets	$175,716	$186,972

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$17,190	$22,797
Other current liabilities	23,289	37,793
Current portion of long-term debt	252	245

Total current liabilities	40,731	60,835

Long-term debt	1,972	2,038
Deferred rent	4,519	4,473
Other liabilities	5,623	4,626

Total liabilities	52,845	71,972

Commitments and contingent liabilities (Note 6)

Stockholders’ equity:
Common Stock, Class A	844	844
Common Stock, Class B	341	341
Capital surplus	5,547	5,547
Unrealized gain on available-for-sale securities	473	346
Retained earnings	119,419	111,675

	126,624	118,753
Treasury stock, at cost	(3,753)	(3,753)

Total stockholders’ equity	122,871	115,000

Total liabilities and stockholders’ equity	$175,716	$186,972

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

	Thirteen Weeks Ended
	April 3, 2004	March 29, 2003
Sales	$148,378	$100,364

Cost of sales	82,928	56,597

Gross profit	65,450	43,767

Delivery, selling, general and administrative expenses	51,326	39,345

Operating income	14,124	4,422

Interest and dividend income	363	339

Interest expense	(49)	(64)

Income before income taxes	14,438	4,697

Income tax provision	5,883	1,912

Net income	$8,555	$2,785

Other comprehensive income (loss), net of tax:

Unrealized gain (loss) from available-for-sale securities:

Unrealized holding gains arising during the period	127	115

Net unrealized gain, net of income tax expense of $89 and $79, respectively	127	115

Comprehensive income	$8,682	$2,900

Net income per common share:

Basic	$2.53	$.83

Diluted	2.53	.82

Weighted average common shares outstanding:

Basic	3,381,252	3,375,653

Diluted	3,382,382	3,379,300

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)

	Thirteen Weeks Ended
	April 3, 2004	March 29, 2003

Cash flows from operating activities:
Cash received from customers	$149,558	$100,792
Cash paid to suppliers and employees	(145,369)	(95,153)
Interest and dividends received	312	213
Interest paid	(71)	(77)
Income taxes paid	(11,300)	(1,625)

Net cash provided by (used in) operating activities	(6,870)	4,150

Cash flows from investing activities:
Capital expenditures	(981)	(2,777)
Purchases of investments	(70)	(5,135)
Proceeds from the sale of property, plant and equipment	32	33

Net cash used in investing activities	(1,019)	(7,879)

Cash flows from financing activities:
Proceeds from exercise of stock options		736
Principal payments under capital lease obligations	(59)	(53)

Net cash provided by (used in) financing activities	(59)	683

Net decrease in cash and cash equivalents	(7,948)	(3,046)
Cash and cash equivalents at beginning of period	71,597	30,161

Cash and cash equivalents at end of period	$63,649	$27,115

The accompanying notes are an integral part of these consolidated financial statements.

	Thirteen Weeks Ended
	April 3, 2004	March 29, 2003

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$8,555	$2,785

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,783	2,019
Provision for losses on accounts and notes receivable	10	13
Net gain from the disposal of property, plant and equipment	(25)	(9)
Tax benefit of stock option transactions		168

Change in assets and liabilities net of effects from investing and financing activities:

(Increase) decrease in assets:
Investments	(41)	(24)
Accounts and notes receivable	1,180	360
Inventories	(752)	1,671
Other current assets	(351)	(1,435)
Other assets	(83)	21

(Decrease) increase in liabilities:
Accounts payable and other current liabilities	(20,922)	(2,266)
Deferred income taxes	2,733	520
Deferred rent	46	178
Other liabilities	997	149

Net cash provided by (used in) operating activities	$(6,870)	$4,150

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

The accompanying consolidated financial statements for the thirteen weeks ended April 3, 2004 and March 29, 2003 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles (“GAAP”) for interim financial information.  These financial statements have not been audited by independent accountants but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to Securities and Exchange Commission regulations.  Accordingly, the accompanying consolidated financial statements should be read in conjunction with the Company’s fiscal 2003 Annual Report on Form 10-K.  The results of operations for the thirteen week period ended April 3, 2004 are not necessarily indicative of the results to be expected for the full year ending January 1, 2005.

2.                    Labor Dispute

The collective bargaining agreement with the United Food and Commercial Workers (“UFCW”), which covers the majority of the Company’s employees expired on October 5, 2003.  Three major grocery retailers in our trade area whose employees are covered under the expired agreement operated under strike or lockout from October 11, 2003 through February 29, 2004 when a contract settlement was reached.  Prior to the contract expiration, the Company agreed to be bound by all modifications regarding trust funds and hourly wage rates as negotiated between the UFCW and the three major grocery retailers.  The Company operated under contract extensions during the labor dispute.  In return, the UFCW agreed not to strike the Company.  Gelson’s remained open; its employees elected not to strike the Company.

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

The labor dispute resulted in a temporary shift in consumer shopping patterns and a significant increase in the Company’s sales and operating income during the fourth quarter of 2003 and the first quarter of 2004.  The Company anticipates that with the February 2004 contract settlement most former customers of the three major grocery retailers have or will return to their previous shopping patterns but that post-strike sales will be somewhat greater than during comparable pre-strike levels as a result of the retention of some of the new shoppers that came to Gelson’s during the labor dispute.

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

4.                    Recent Accounting Standards

In November 2003, the Emerging Issues Task Force reached a consensus on Emerging Issues Task Force Issue No. (“EITF”) 03-10, “Application of EITF 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.”  EITF 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons.  EITF 03-10 is effective for the first interim period beginning after November 25, 2003.  Adoption of the provisions of EITF 03-10 did not have an impact on the Company’s consolidated financial statements.

5.                    Stock Options and Stock Appreciation Rights

As allowed by Statement of Financial Accounting Standards No. (“SFAS”) 123, as amended by SFAS 148, the Company follows the disclosure requirements of SFAS 123, but continues to account for its employee stock option plans in accordance with Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees,” which results in no charge to earnings when options are issued at fair market value.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested stock option awards in each period presented:

	13 Weeks Ended
	April 3, 2004	March 29, 2003

Net earnings as reported	$8,555	$2,785

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(5)	(5)

Pro forma net income	$8,550	$2,780

Earnings per share:
Basic – as reported	$2.53	$.83
Basic – pro forma	2.53	.82
Diluted – as reported	2.53	.82
Diluted – pro forma	2.53	.82

During the first quarter of 2004, the Company recorded $105,000 in compensation expense related to stock appreciation rights (“SARs”).  In the first quarter of 2003, the Company recognized income of $164,000 related to SARs.

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

•                  consolidations in the supermarket industry and competition from other supermarkets and food retailers, some of which are nonunion;

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

•                  the terms of new labor contracts;

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

First Quarter Analysis

The results of operations for the first quarter of 2004 compared to the first quarter of 2003 reflects the pervasive impact of a labor dispute in the Company’s trade area that commenced October 11, 2003 and concluded February 29, 2004.  The collective bargaining agreement covering the majority of the Company’s employees, as well as other participating employers in Southern California, expired on October 5, 2003.

Three major grocery retailers covered under the expired agreement operated under strike or lockout from October 11, 2003 through February 29, 2004 when a contract settlement was reached.  During the labor dispute, the Company operated under contract extensions.  In return, the UFCW agreed not to strike the Company.  Gelson’s remained open; its employees did not strike.

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

The labor dispute resulted in a temporary shift in consumer shopping patterns and a significant increase in the Company’s sales and operating income during the fourth quarter of 2003 and the first quarter of 2004.  The Company anticipates that with the February 2004 contract settlement most former customers of the three major grocery retailers have or will return to their previous shopping patterns but that post-strike sales will be somewhat greater than comparable pre-strike levels as a result of the retention of some of the new shoppers that came to Gelson’s during the labor dispute.  The Company also expects the costs under the new labor contract will be somewhat less than during the comparable pre-strike levels.

Net income in the first quarter of 2004 increased 207.2% to $8,555,000 compared to $2,785,000 during the first quarter of 2003.  Operating income increased 219.4% to $14,124,000 in the first quarter of 2004 compared to $4,422,000 in the prior year.

Sales from the Company’s 18 supermarkets (all of which are located in Southern California) were $148,378,000 in the first quarter of 2004 representing an increase of 47.8% compared to same store sales in the first quarter of 2003.  The labor dispute in the Company’s trade area contributed to the majority of the sales increase.  During the first quarter of 2003, the Silverlake/Los Feliz Mayfair location was converted to the Gelson’s name and format as part of a major remodel.  Sales at the store were adversely impacted by a ten-day closure and reduced customer traffic during the construction phase of the remodel which was completed in late March 2003.

Delivery, selling, general and administrative (“DSG&A”) expense as a percent of sales was 34.6% in the first quarter of 2004 compared to 39.2% in the first quarter of 2003.  During the labor dispute, the Company achieved significant economies of scale from incremental sales.  These economies were partially offset by approximately $2,200,000 in bonus payments for the majority of the Company’s union employees.  During the first quarter of 2004, the Company also recorded $105,000 in compensation expense related to SARs.  In the first quarter of 2003, the Company recognized income of $164,000 related to SARs.

The Company contributes to several multi-employer union pension and health care plans.  Contributions to the multi-employer union pension plan, covering a majority of the Company’s employees (the “Plan”), have been periodically suspended and reinstated in recent years.  Most recently, contributions were suspended in November 2002 and reinstated in March 2003.  The Company recorded thirteen weeks pension expense in the first quarter of 2004 and five weeks in the first quarter of 2003.  The Company’s contributions to all union pension and health care plans totaled $6,494,000 and $4,164,000 for the first quarter of 2004 and 2003, respectively.

In June 2003, in an effort to control the substantially increasing workers’ compensation rates, the Company terminated its guaranteed cost workers’ compensation insurance coverage and purchased a high deductible workers’ compensation policy.  The Company has stop-loss coverage to limit its exposure on a per claim basis and is insured for covered costs in excess of per claim limits.  Self-insurance accruals for losses up to the purchased stop-loss coverage are based on historical and current reported claims and an estimate of claims incurred but not reported.  No assurance can be given that this change will ultimately result in a reduction in workers’ compensation expense or limit future increases.  The Company devotes substantial time and commitment to maintaining a safe work environment.  The ultimate cost of workers’ compensation is highly dependent upon legal and legislative trends, the inflation rate of health care costs and the Company’s ability to manage claims.  In April 2004, California passed legislation aimed at reforming the workers’ compensation insurance system in the state.  At this point in time, the Company is unable to predict how this legislation will impact overall costs.

Stock-based compensation under the SARs program, is subject to variable accounting in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”  Changes in the market price of the Company’s Class A Common Stock impact the compensation charge related to SARs.  For the fiscal year ended January 3, 2004, SARs compensation expense was $740,000.  Assuming the Company’s stock price remains at the April 2, 2004 closing price of $76.46, the Company anticipates fiscal 2004 SARs compensation expense of approximately $154,000 on an after tax basis related to the additional vesting of SARs.  This estimate assumes that no additional SARs are granted and no existing SARs are terminated or exercised.  Changes in the Company’s stock price, exercise or termination of outstanding SARs or additional grants could cause this estimate to vary.  On January 20, 2004, the Company granted SARs covering 50,000 shares to each of the five non-employee members of the Board of Directors at a base price of $77.50 per share, the fair market value of the Class A Common Stock on that date.

During the first quarter of 2004, the Company procured approximately 22.7% of its product through Unified Western Grocers, Inc. (“Unified”), a grocery cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits and credit in order to purchase product from the cooperative.  As of April 3, 2004, the Company had approximately $2,420,000 on deposit with Unified.  The minimum deposit requirement is satisfied through a combination of cash, credit and ownership of equity shares in Unified.  In fiscal 2003, the Company recorded $169,000 in patronage dividends income received in the form of equity shares in Unified.

Interest and dividend income was $363,000 in the first quarter of 2004 compared to $339,000 for the same period in 2003 primarily due to higher average levels of interest bearing investments in 2004.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses for available-for-sale securities be included as a component of stockholders’ equity.  Unrealized gains on available-for-sale securities were $127,000 (net of income tax expense of $89,000) in the first quarter of 2004 compared to unrealized gains of $115,000 (net of income tax expense of $79,000) in the first quarter of 2003.

In September 2001, the Company opened a Gelson’s Market in a mixed use shopping center/apartment project in Pasadena, California, which is currently performing significantly below management’s expectations.  During the fourth quarter of 2003, the Company recorded a $4,311,000 impairment on long-lived assets at its Pasadena store.  The Company has the right, under certain circumstances, to terminate its lease in the Spring of 2005 which would result in an additional write-off of fixed assets and other costs.

A major road improvement project is under construction along Santa Monica Boulevard in West Los Angeles, California, which is estimated to last approximately two more years.  At some times during the construction schedule, construction has, and will continue to occur directly in front of, or very close to, the Century City Shopping Center, where Gelson’s has its Century City store.  It can be expected that the sales of the Century City store will be negatively impacted during the period when the construction is at or near the Century City Shopping Center, but that access to the shopping center is expected to improve once the roadway project has been completed.  In addition, the landlord of the Century City Shopping Center has discussed with Gelson’s the landlord’s plans for a major construction project which would result in the relocation of the movie theaters, food court and other tenants to newly constructed areas immediately adjacent to the Gelson’s store.  Those plans also include the expansion of the Gelson’s store.  The preliminary phase of that construction began in March 2004.    The Company does not know how long this project will take.  The final project plans are still being developed.  The Company expects, however, that the sales of the Century City store will be negatively affected during this construction.  Although the Company also expects that the parking for Gelson’s customers will be adversely affected by relocating the theaters, food court and other tenants to the immediate vicinity of the Gelson’s store, it also anticipates that the relocation will increase foot traffic in the vicinity of the store and that the expanded store with additional facilities and services and the increased foot traffic will increase the number of customers.

CAPITAL EXPENDITURES/LIQUIDITY

The Company plans to utilize cash-on-hand (including investments) and cash flow from operations to fund capital expenditures in 2004.  Capital expenditures of approximately $981,000 were incurred during the thirteen weeks ended April 3, 2004.

The Company also has two revolving lines of credit totaling $13,000,000 available for standby letters of credit, funding operations and expansion.  The Company maintains three standby letters of credit aggregating $5,994,000 pursuant to the Company’s general liability and workers’ compensation self-insurance programs.  The standby letters of credit reduce the available borrowings under its revolving lines.  There were no outstanding borrowings against either of the revolving lines as of April 3, 2004.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of April 3, 2004:

	Contractual Cash Obligations (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

7% Subordinated Income Debentures Due September 2014 Including Interest	$2,131	$86	$172	$172	$1,701

Capital Lease Obligations Including Interest	1,201	348	680	173	0

Operating Leases	99,753	7,642	14,841	13,287	63,983

Total Contractual Cash Obligations	$103,085	$8,076	$15,693	$13,632	$65,684

	Other Commercial Commitments (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Standby Letters of Credit	$5,994	$5,994

In April 2003, the Company announced a stock repurchase program, authorized by the Board of Directors, to purchase from time to time up to 100,000 shares of its Class A Common Stock in the open market or in private transactions.  The timing, volume and price of purchases are at the discretion of the management of the Company.  No shares were repurchased during the thirteen weeks ended April 3, 2004.

On April 20, 2004, the Company paid a regular quarterly cash dividend of 25 cents per share on Class A Common Stock and 22.5 cents per share on Class B Common Stock, aggregating $811,000, to stockholders of record on March 31, 2004.

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

A change in market prices exposes the Company to market risk related to its investments which totaled $34,171,000 as of April 3, 2004.  A hypothetical 10% drop in the market value of these investments would result in a $3,417,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of April 3, 2004 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer concluded that these disclosure controls and procedures were effective.  During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.  Effective April 3, 2004, the Company’s Chief Financial Officer resigned to pursue another opportunity.  A search has been undertaken for his replacement.

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

On March 16, 2004, the Company filed a Form 8-K furnishing under Item 5 a press release announcing developments on Gelson’s union contract.

On March 26, 2004, the Company filed a Form 8-K furnishing under Item 5 a press release announcing ratification of Gelson’s union contract.

On March 29, 2004, the Company filed a Form 8-K furnishing under Item 12 a press release announcing the results of operations for the quarter and year ended January 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDEN GROUP, INC.
Registrant

Date	May 10, 2004	/s/LAURA J. NEUMANN
Laura J. Neumann
Director of Financial
Reporting and Compliance
(Authorized Signatory)