Form 10-Q
period 2004-07-03
ARDEN GROUP INC
filed 2004-08-16
CIK 225051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

The number of shares outstanding of the registrant’s classes of common stock as of July 3, 2004 was:

2,019,796 of Class A Common Stock
1,363,456 of Class B Common Stock

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Thousands)

Assets	July 3, 2004	January 3, 2004

Current assets:
Cash and cash equivalents	$64,250	$71,597
Investments	35,643	33,844
Accounts and notes receivable, net	5,248	6,761
Inventories	17,012	16,997
Other current assets	1,556	1,783

Total current assets	123,709	130,982
Property held for resale or sublease	51	51
Property, plant and equipment, net	46,449	45,637
Deferred income taxes	4,908	7,010
Other assets	3,184	3,292

Total assets	$178,301	$186,972

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$14,833	$22,797
Other current liabilities	22,872	37,793
Current portion of long-term debt	259	245

Total current liabilities	37,964	60,835
Long-term debt	1,904	2,038
Deferred rent	4,565	4,473
Other liabilities	6,209	4,626

Total liabilities	50,642	71,972

Commitments and contingent liabilities (Note 6)

Stockholders’ equity:

Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 3,376,996 and 3,374,868 shares issued and outstanding as of July 3, 2004 and January 3, 2004, respectively, including 1,357,200 treasury shares	844	844
Common Stock, Class B, $.25 par value; authorized 1,500,000 shares; 1,363,456 and 1,363,584 shares issued and outstanding as of July 3, 2004 and January 3, 2004, respectively	341	341
Capital surplus	5,643	5,547
Unrealized gain on available-for-sale securities	210	346
Retained earnings	124,374	111,675

	131,412	118,753
Treasury stock, at cost	(3,753)	(3,753)

Total stockholders’ equity	127,659	115,000

Total liabilities and stockholders’ equity	$178,301	$186,972

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Sales	$120,742	$101,243	$269,120	$201,607
Cost of sales	68,285	56,826	151,213	113,423

Gross profit	52,457	44,417	117,907	88,184
Delivery, selling, general and administrative expenses	44,824	40,082	96,150	79,426

Operating income	7,633	4,335	21,757	8,758
Interest and dividend income	573	427	936	766
Other income (expense), net	1,571	843	1,571	843
Interest expense	(44)	(80)	(93)	(144)

Income before income taxes	9,733	5,525	24,171	10,223
Income tax provision	3,966	2,250	9,849	4,163

Net income	$5,767	$3,275	$14,322	$6,060

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from available-for-sale securities:
Unrealized holding gain (loss) arising during the period	(263)	541	(136)	656
Reclassification adjustment for realized gains included in net income		(454)		(454)

Net unrealized gain (loss), net of income tax expense (benefit) of ($181) and ($92) for 2004 and $60 and $139 for 2003, respectively	(263)	87	(136)	202

Comprehensive income	$5,504	$3,362	$14,186	$6,262

Net income per common share:
Basic	$1.70	$.97	$4.23	$1.79
Diluted	1.70	.97	4.23	1.79

Weighted average common shares outstanding:
Basic	3,382,851	3,380,534	3,382,051	3,378,089
Diluted	3,382,851	3,383,954	3,382,051	3,381,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)
	Twenty-Six Weeks Ended
	July 3, 2004	June 28, 2003

Cash flows from operating activities:
Cash received from customers	$270,626	$201,718
Cash paid to suppliers and employees	(257,455)	(188,017)
Interest and dividends received	827	641
Interest paid	(94)	(128)
Income taxes paid	(15,740)	(1,626)

Net cash provided by (used in) operating activities	(1,836)	12,588

Cash flows from investing activities:
Capital expenditures	(4,298)	(3,972)
Purchases of investments	(4,443)	(5,325)
Sales of investments	4,071	6,828
Proceeds from the sale of property, plant and equipment	32	84

Net cash used in investing activities	(4,638)	(2,385)

Cash flows from financing activities:
Proceeds from exercise of stock options	58	736
Principal payments under capital lease obligations	(120)	(107)
Purchase and retirement of Company stock		(51)
Dividends paid	(811)

Net cash provided by (used in) financing activities	(873)	578

Net increase (decrease) in cash and cash equivalents	(7,347)	10,781
Cash and cash equivalents at beginning of period	71,597	30,161

Cash and cash equivalents at end of period	$64,250	$40,942

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In Thousands)

	Twenty-Six Weeks Ended
	July 3, 2004	June 28, 2003

Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net income	$14,322	$6,060
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,474	4,035
Provision for losses on accounts and notes receivable	10	27
Net gain from the disposal of property, plant and equipment	(20)	(6)
Net realized gain on investments	(1,571)	(843)
Tax benefit of stock option transactions	38	168
Change in assets and liabilities net of effects from investing and financing activities:
(Increase) decrease in assets:
Investments	(85)	(48)
Accounts and notes receivable	1,503	101
Inventories	(15)	524
Other current assets	227	332
Other assets	108	(50)
(Decrease) increase in liabilities:
Accounts payable and other current liabilities	(23,697)	1,857
Deferred income taxes	2,195	(167)
Deferred rent	92	355
Other liabilities	1,583	243

Net cash provided by (used in) operating activities	$(1,836)	$12,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

The accompanying consolidated financial statements for the three and six months ended July 3, 2004 and June 28, 2003 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles (“GAAP”) for interim financial information. These financial statements have not been audited by independent accountants but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to SEC regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the Company’s fiscal 2003 Annual Report on Form 10-K. The results of operations for the six months ended July 3, 2004 are not necessarily indicative of the results to be expected for the full year ending January 1, 2005.

2.	Labor Dispute

The collective bargaining agreement with the United Food and Commercial Workers (“UFCW”), which covers the majority of the Company’s employees expired on October 5, 2003. Three major grocery retailers in our trade area whose employees were covered under the expired agreement operated under strike or lockout from October 11, 2003 through February 29, 2004 when a contract settlement was reached. Prior to the contract expiration, the Company agreed to be bound by all modifications regarding trust funds and hourly wage rates as negotiated between the UFCW and the three major grocery retailers. The Company operated under contract extensions during the labor dispute. In return, the UFCW agreed not to strike the Company. Gelson’s remained open and its employees did not strike.

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

The labor dispute resulted in a temporary shift in consumer shopping patterns and a significant increase in the Company’s sales and operating income during the fourth quarter of 2003 and the first quarter of 2004. Since the February 2004 contract settlement, most former customers of the three major grocery retailers have returned to their previous shopping patterns; however, the Company’s post-strike sales are somewhat greater than during comparable pre-strike periods as a result of the retention of some of the new shoppers that came to Gelson’s during the labor dispute.

3.	Common Stock and Net Income Per Common Share

Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options using the treasury stock method. As of July 3, 2004, all previously issued stock options had been exercised.

4.	Recent Accounting Standards

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-10, “Application of EITF 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” EITF 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. EITF 03-10 is effective for the first interim period beginning after November 25, 2003. Adoption of the provisions of EITF 03-10 did not have an impact on the Company’s consolidated financial statements.

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

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding stock option awards in each period presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net earnings as reported	$5,767	$3,275	$14,322	$6,060
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects		(6)	(5)	(11)

Pro forma net income	$5,767	$3,269	$14,317	$6,049
Earnings per share:
Basic – as reported	$1.70	$.97	$4.23	$1.79
Basic – pro forma	1.70	.97	4.23	1.79
Diluted – as reported	1.70	.97	4.23	1.79
Diluted – pro forma	1.70	.97	4.23	1.79

During the second quarter, the Company recorded compensation expense related to stock appreciation rights (“SARs”) of $693,000 and $246,000 in 2004 and 2003, respectively. The Company recognized $798,000 of SARs compensation expense in the first half of 2004 compared to $82,000 in the same period of the prior year.

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

The Company cautions readers that any forward-looking statements contained in this report or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, could affect the Company’s financial results and could cause the Company’s financial performance to differ materially from the expectations expressed in any forward-looking statement made by or on behalf of the Company:

•	the strength of the U.S. economy and, in particular, the economic conditions in Southern California;

•	the effects of and changes in fiscal policies and laws, as well as, changes in accounting policies and practices;

•	inflation or deflation;

•	potential business disruptions from acts of terrorism or national emergencies;

•	the impact of fluctuations in the Company’s stock price on compensation expense;

•	the ability of vendors, including Unified Western Grocers, Inc., to continue providing products and services in a timely manner;

•	consolidations in the supermarket industry and competition from other supermarkets and food retailers, some of which are non-union;

•	the ability to renew current leases at favorable rates;

•	the ability of the Company to materially increase sales at its Pasadena store;

•	the impact on the Century City Gelson’s store as a result of major construction on Santa Monica Boulevard in West Los Angeles, California and at the Century City Shopping Center;

•	the amount of future premium increases incurred by the Company in order to maintain current levels of insurance coverage;

•	the financial impact of the Company’s termination of its guaranteed cost workers’ compensation policy and the resulting change to self-insurance with stop-loss coverage for workers’ compensation claims;

•	the impact of the Company’s workers’ compensation safety records and claims experience and any changes to the insurance industry’s rating process and premium schedules on workers’ compensation stop-loss coverage;

•	the adequacy of self-insurance reserves for reported claims and incurred but not reported claims;

•	the impact of uninsured losses;

•	the effects of the Company’s new contracts with its unions;

•	the impact of any violation of environmental laws, regulations or lease provisions;

•	the retirement of existing senior management;

•	the term of any future suspension and subsequent reinstatement of multi-employer union pension contributions, the number of hours worked by the applicable union employees, the required rate of contribution and the future rate of return received by the union pension plans on their investments;

•	changes in the Company’s health care costs;

•	any changes in assumptions or market conditions that could affect management’s estimate of future cash flows when evaluating assets for impairment.

Second Quarter Analysis

The results of operations for the second quarter of 2004 compared to the second quarter of 2003 reflects the lingering impact of a labor dispute in the Company’s trade area that commenced October 11, 2003 and concluded February 29, 2004. The collective bargaining agreement covering the majority of the Company’s employees, as well as other participating employers in Southern California, expired on October 5, 2003. Three major grocery retailers covered under the expired agreement operated under strike or lockout from October 11, 2003 through February 29, 2004 when a contract settlement was reached. During the labor dispute, the Company operated under contract extensions. In return, the UFCW agreed not to strike the Company. Gelson’s remained open and its employees did not strike.

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

The labor dispute resulted in a temporary shift in consumer shopping patterns and a significant increase in the Company’s sales and operating income during the fourth quarter of 2003 and the first quarter of 2004. Since the February 2004 contract settlement, sales have decreased significantly, as customers returned to their previous shopping patterns. However, sales are still greater than comparable pre-strike periods as the Company has been successful in retaining some of the new shoppers that came to Gelson’s during the labor dispute. The sales levels have continued to decrease slightly since the end of the second quarter, although, the rate of decrease has slowed substantially. In addition, labor costs as a percent of sales have been lower than during comparable pre-strike periods due to the increased sales.

Net income in the second quarter of 2004 increased 76.1% to $5,767,000 compared to $3,275,000 during the second quarter of 2003. Operating income increased 76.1% to $7,633,000 in the second quarter of 2004 compared to $4,335,000 in the prior year.

Sales from the Company’s 18 supermarkets (all of which are located in Southern California) were $120,742,000 in the second quarter of 2004 representing an increase of 19.3% compared to same store sales in the second quarter of 2003. The lingering effect of the labor dispute in the Company’s trade area during the fourth quarter of 2003 and the first quarter of 2004 contributed to the majority of the sales increase.

Delivery, selling, general and administrative (“DSG&A”) expense as a percent of sales was 37.1% in the second quarter of 2004 compared to 39.6% in the second quarter of 2003. During the labor dispute, the

Company achieved significant economies of scale from incremental sales. The Company continued to realize some economies of scale during the second quarter of 2004 as a result of the higher sales volume. These savings were partially offset by compensation expense related to SARs of $693,000 during the second quarter of 2004 compared to $246,000 during the same period of the prior year.

The Company contributes to several multi-employer union pension and health care plans. Contributions to the multi-employer union pension plan, covering a majority of the Company’s employees, have been periodically suspended and reinstated in recent years. Most recently, contributions were suspended in November 2002 and reinstated in March 2003. Pension and health care costs are determined based on total hours worked and the rate per hour as stipulated in the Company’s various collective bargaining agreements. The Company’s contributions to all union pension and health care plans increased approximately 10.7% to $5,349,000 in the second quarter of 2004 compared to $4,831,000 in the second quarter of 2003 primarily due to an increase in labor hours in order to handle the higher sales that occurred as a result of the labor dispute.

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

The Company has outstanding SARs that have been granted to non-employee directors and certain employees. Stock-based compensation under the SARs program, is subject to variable accounting in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Changes in the market price of the Company’s Class A Common Stock impact the compensation charge related to SARs. For the fiscal year ended January 3, 2004, SARs compensation expense was $740,000. Assuming the Company’s stock price remains at the July 2, 2004 closing price of $88.95, the Company anticipates fiscal 2004 SARs compensation expense of approximately $1,264,000 related to the additional vesting of SARs. As of July 3, 2004, $798,000 of this estimate has been accrued. The estimate assumes that no additional SARs are granted and no existing SARs are terminated or exercised. Changes in the Company’s stock price, exercise or termination of outstanding SARs or additional grants could cause this estimate to vary. On June 30, 2004, the Company granted SARs covering 13,000 shares to certain employees of the Company at a base price of $77.00 per share.

During the second quarter of 2004, the Company procured approximately 19.3% of its product through Unified Western Grocers, Inc. (“Unified”), a grocery cooperative. As a member-patron, the Company is required to provide Unified with certain minimum deposits and credit in order to purchase product from the cooperative. As of July 3, 2004, the Company had approximately $2,284,000 on deposit with Unified. The minimum deposit requirement is satisfied through a combination of cash, credit and ownership of equity shares in Unified.

Interest and dividend income was $573,000 in the second quarter of 2004 compared to $427,000 for the same period in 2003 primarily due to higher average levels of interest bearing investments in 2004.

Other income includes a $1,571,000 gain from the sale of the Company’s investment in a limited partnership during the second quarter of 2004. The Company previously owned less than 3% of the partnership and did not have the ability to exercise significant influence over the operating and financial policies of the partnership. Consequently, the Company accounted for the investment under the cost method. Other income of $843,000, in the second quarter of 2003, also represents net gains realized on the sale of investments.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses from available-for-sale securities be included as a component of stockholders’ equity. Unrealized losses on available-for-sale securities were $263,000 (net of income tax benefit of $181,000) in the second quarter of 2004 compared to unrealized gains of $87,000 (net of income tax expense of $60,000) in the second quarter of 2003.

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

A major road improvement project is under construction along Santa Monica Boulevard in West Los Angeles, California, which is presently estimated to last approximately twenty more months. At times during the project, construction has, and will continue to occur directly in front of, or very close to, the Century City Shopping Center, where Gelson’s has its Century City store. It can be expected that the sales of the Century City store will be negatively impacted during the period when the construction is at or near the Century City Shopping Center, but that access to the shopping center is expected to improve once the roadway project has been completed. In addition, the landlord of the Century City Shopping Center has commenced a major construction project which will result in the relocation of the movie theaters, food court and other tenants to newly constructed areas immediately adjacent to the Gelson’s store. Those plans also include the expansion of the Gelson’s store. Construction began in March 2004. The Company does not know how long this project will take. Sales at the Century City store have been, and the Company expects will continue to be, negatively affected during this construction. Although the Company also expects that the parking for Gelson’s customers will be adversely affected by relocating the theaters, food court and other tenants to the immediate vicinity of the Gelson’s store, it also anticipates that the relocation will increase foot traffic in the vicinity of the store and that the expanded store with additional facilities and services and the increased foot traffic could increase the number of customers.

Year-To-Date Analysis

Net income in the first six months of 2004 increased 136.3% to $14,322,000 compared to $6,060,000 during the first six months of 2003. Operating income increased 148.4% to $21,757,000 for the first half of 2004 compared to $8,758,000 in the same period of the prior year.

Sales from the Company’s 18 supermarkets (all of which are located in Southern California) were $269,120,000 in the first six months of 2004. This represents an increase of 33.5% over the first six months of 2003 when same store sales were $201,607,000. The labor dispute in the Company’s trade area contributed to the majority of the sales increase. During the first quarter of 2003, the Silverlake/Los Feliz Mayfair store was converted to the Gelson’s name and format as part of a major remodel. Sales at the store were adversely impacted by a ten-day closure and reduced customer traffic during the construction phase of the remodel which was completed in late March 2003.

DSG&A expense as a percent of sales was 35.7% in the first six months of 2004 compared to 39.4% in the same period of 2003. During the labor dispute, the Company achieved significant economies of scale from incremental sales. These economies were partially offset by approximately $2,200,000 in bonus payments for the majority of the Company’s union employees. The Company recognized $798,000 of compensation expense in the first half of 2004 related to SARs compared to $82,000 in the same period of the prior year.

Interest and dividend income was $936,000 in the first six months of 2004 compared to $766,000 for the same period in 2003 primarily due to higher average levels of interest bearing investments in 2004.

Other income includes net gains realized on investments of $1,571,000 and $843,000 in the first half of 2004 and 2003, respectively.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses from available-for-sale securities be included as a component of stockholders’ equity. Unrealized losses on available-for-sale securities were $136,000 (net of income tax benefit of $92,000) in the first six months of 2004 compared to unrealized gains of $202,000 (net of income tax expense of $139,000) in the same period of 2003.

CAPITAL EXPENDITURES/LIQUIDITY

The Company plans to utilize cash-on-hand (including investments) and cash flow from operations to fund capital expenditures in 2004. Capital expenditures of approximately $4,298,000 were incurred during the twenty-six weeks ended July 3, 2004.

The Company also has two revolving lines of credit totaling $15,000,000 available for standby letters of credit, funding operations and expansion. There were no outstanding borrowings against either of the revolving lines as of July 3, 2004. The Company currently maintains four standby letters of credit aggregating $10,844,000 pursuant to the Company’s general liability and workers’ compensation self-insurance programs. The standby letters of credit reduce the available borrowings under its revolving lines. On July 23, 2004, the Company established a separate investment account with initial funds totaling $11,000,000 which serves as collateral for the outstanding standby letters of credit.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of July 3, 2004:

	Contractual Cash Obligations (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
7% Subordinated Income Debentures
Due September 2014 Including Interest	$2,131	$86	$172	$172	$1,701
Capital Lease Obligations Including Interest	1,114	347	659	108
Operating Leases	97,832	7,586	14,801	12,940	62,505

Total Contractual Cash Obligations	$101,077	$8,019	$15,632	$13,220	$64,206

	Other Commercial Commitments (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Standby Letters of Credit (1)	$5,994	$5,994

(1)	On July 23, 2004, the Company established an additional one year letter of credit totaling $4,850,000. All of the Company’s letters of credit renew automatically each year. The amount of each letter of credit will be adjusted annually based upon the outstanding claim reserves as of the renewal date. Each letter of credit obligation will cease when all claims for the particular policy year are closed or the Company negotiates a release.

In April 2003, the Company announced a stock repurchase program, authorized by the Board of Directors, to purchase from time to time up to 100,000 shares of its Class A Common Stock in the open market or in private transactions. The timing, volume and price of purchases are at the discretion of the management of the Company. No shares were repurchased during the twenty-six weeks ended July 3, 2004.

On July 20, 2004, the Company paid a regular quarterly cash dividend of 25 cents per share of Class A Common Stock and 22.5 cents per share of Class B Common Stock, aggregating $812,000, to stockholders of record on June 30, 2004.

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

A change in market prices exposes the Company to market risk related to its investments which totaled $35,643,000 as of July 3, 2004. A hypothetical 10% drop in the market value of these investments would result in a $3,564,000 unrealized loss and a corresponding decrease in the fair value of these instruments. This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of July 3, 2004 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer concluded that these disclosure controls and procedures were effective. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. Effective April 3, 2004, the Company’s Chief Financial Officer resigned to pursue another opportunity. A search has been undertaken for his replacement.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders was held on June 15, 2004.

(b)	Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees for directors as listed in the Proxy Statement. One nominee was elected by Class A stockholders and two nominees were elected by Class B stockholders at the Annual Meeting as follows:

		Votes
Class A:	Kenneth A. Goldman
	Term expires 2007
	For	1,775,763
	Abstain	99,690

Class B:	Bernard Briskin
	Term expires 2007
	For	13,627,360
	Abstain	0

Class B:	John G. Danhakl
	Term expires 2007
	For	13,627,360
	Abstain	0

Continuing directors whose terms of office do not expire until 2005 or 2006 are:

Robert A. Davidow
Steven Romick
Ben Winters

There were 15,089 broker non-votes.

(c)	The selection of PricewaterhouseCoopers LLP, independent registered public accounting firm, to audit the books, records and accounts of the Company and its consolidated subsidiaries for the 2004 fiscal year was approved by the following votes:

	Class A Stock	Class B Stock
For	1,873,240	13,627,360
Against	1,964	0
Abstain	249	0

There were 15,089 broker non-votes.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On May 10, 2004, the Company filed a Form 8-K furnishing under Item 12 a press release announcing the results of operations for the quarter ended April 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDEN GROUP, INC. Registrant

Date: August 16, 2004	/s/LAURA J. NEUMANN
Laura J. Neumann
Director of Financial Reporting and Compliance (Authorized Signatory)