Form 10-Q/A
period 2004-07-03
ARDEN GROUP INC
filed 2004-11-18
CIK 225051

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

2,019,796 of Class A Common Stock
1,363,456 of Class B Common Stock

Explanatory Note:

This filing is made to restate the Company’s basic earnings per share for the thirteen and twenty-six weeks ended July 3, 2004 and June 28, 2003 in accordance with Emerging Issues Task Force (“EITF”) 03-6 “Participating Securities and the Two-Class method under Financial Accounting Standards Board Statement No. (“FAS”) 128”. EITF 03-6, which became effective for the Company’s quarter ended July 3, 2004, provides guidance in determining when the Two-Class method, as defined in FAS 128 should be used to calculate basic earnings per share. The Company was required to adopt EITF 03-6 and use the Two-Class method for computing basic earnings per share for the thirteen and twenty-six weeks ended July 3, 2004; however, our original filing used the If Converted method as previously allowed by EITF Topic D-95 “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” which was rescinded by EITF 03-6. Diluted earnings per share was presented using the If Converted method in accordance with FAS 128. Thus, the restatement does not affect diluted earnings per share.

The Company’s Class B Common Stock (“Class B”) is convertible on a share by share basis into Class A Common Stock (“Class A”). Class B shareholders are entitled to share in 90% of the dividends (other than stock dividends) paid to Class A shareholders. EITF 03-6 requires earnings per share for each class of stock to be calculated assuming 100% of the Company’s earnings are distributed according to the formula for allocation of dividends. Consequently, the Two-Class method results in a higher allocation of net income and earnings per share to Class A versus Class B shareholders. Under the If Converted method, the Company allocates earnings per share equally to both classes of stock.

On November 10, 2004, Bernard Briskin, Chairman of the Board and Chief Executive Officer of the Company elected to convert Class B shares beneficially owned by him into Class A shares including shares beneficially owned with his wife. The conversion of these shares triggered the automatic and simultaneous conversion of all remaining Class B shares in accordance with the Company’s Restated Certificate of Incorporation. After the conversion, the Company has only Class A outstanding and all shareholders will participate equally in undistributed earnings of the Company.

In addition, the Company has revised the way it classifies income from licensed operations within its supermarkets, subleases, leases and finance charges. The Company does not consider the effect of these changes, individually or in the aggregate, to be material. The revisions in classification did not affect operating income, net income, earnings per share, net cash flow or any element of the consolidated balance sheets for any period presented.

This amendment does not reflect the effect of any events subsequent to the original filing of the Form 10-Q for the quarter ended July 3, 2004.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Thousands)

Assets	July 3, 2004	January 3, 2004

Current assets:
Cash and cash equivalents	$64,250	$71,597
Investments	35,643	33,844
Accounts and notes receivable, net	5,248	6,761
Inventories	17,012	16,997
Other current assets	1,556	1,783

Total current assets	123,709	130,982

Property held for resale or sublease	51	51
Property, plant and equipment, net	46,449	45,637
Deferred income taxes	4,908	7,010
Other assets	3,184	3,292

Total assets	$178,301	$186,972

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$14,833	$22,797
Other current liabilities	22,872	37,793
Current portion of long-term debt	259	245

Total current liabilities	37,964	60,835

Long-term debt	1,904	2,038
Deferred rent	4,565	4,473
Other liabilities	6,209	4,626

Total liabilities	50,642	71,972

Commitments and contingent liabilities (Note 7)

Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 3,376,996 and 3,374,868 shares issued and outstanding as of July 3, 2004 and January 3, 2004, respectively, including 1,357,200 treasury shares	844	844
Common Stock, Class B, $.25 par value; convertible participating; authorized 1,500,000 shares; 1,363,456 and 1,363,584 shares issued and outstanding as of July 3, 2004 and January 3, 2004, respectively	341	341
Capital surplus	5,643	5,547
Unrealized gain on available-for-sale securities	210	346
Retained earnings	124,374	111,675

	131,412	118,753
Treasury stock, at cost	(3,753)	(3,753)

Total stockholders’ equity	127,659	115,000

Total liabilities and stockholders’ equity	$178,301	$186,972

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Sales	$119,863	$100,550	$267,257	$200,170

Cost of sales	66,826	55,538	148,166	110,833

Gross profit	53,037	45,012	119,091	89,337

Delivery, selling, general and administrative expenses	45,404	40,667	97,334	80,579

Operating income	7,633	4,335	21,757	8,758

Interest and dividend income	573	427	936	766

Other income (expense), net	1,571	843	1,571	843

Interest expense	(44)	(80)	(93)	(144)

Income before income taxes	9,733	5,525	24,171	10,223

Income tax provision	3,966	2,250	9,849	4,163

Net income	$5,767	$3,275	$14,322	$6,060

Other comprehensive income (loss), net of tax:

Unrealized gain (loss) from available-for-sale securities:

Unrealized holding gain (loss) arising during the period	(263)	541	(136)	656

Reclassification adjustment for realized gains included in net income		(454)		(454)

Net unrealized gain (loss), net of income tax expense (benefit) of ($181) and ($92) for 2004 and $60 and $139 for 2003, respectively	(263)	87	(136)	202

Comprehensive income	$5,504	$3,362	$14,186	$6,262

Net income per common share:

Basic – Class A (Restated - Note 2)	$1.78	$1.01	$4.41	$1.87

Basic – Class B (Restated - Note 2)	1.60	.91	3.97	1.68

Diluted	1.70	.97	4.23	1.79

Weighted average common shares outstanding:

Basic – Class A (Restated - Note 2)	2,019,340	2,016,950	2,018,504	2,014,505

Basic – Class B (Restated - Note 2)	1,363,511	1,363,584	1,363,547	1,363,584

Diluted	3,382,851	3,383,954	3,382,051	3,381,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)

	Twenty-Six Weeks Ended
	July 3, 2004	June 28, 2003

Cash flows from operating activities:
Cash received from customers	$268,763	$200,281
Cash paid to suppliers and employees	(255,592)	(186,580)
Interest and dividends received	827	641
Interest paid	(94)	(128)
Income taxes paid	(15,740)	(1,626)

Net cash provided by (used in) operating activities	(1,836)	12,588

Cash flows from investing activities:
Capital expenditures	(4,298)	(3,972)
Purchases of investments	(4,443)	(5,325)
Sales of investments	4,071	6,828
Proceeds from the sale of property, plant and equipment	32	84

Net cash used in investing activities	(4,638)	(2,385)

Cash flows from financing activities:
Proceeds from exercise of stock options	58	736
Principal payments under capital lease obligations	(120)	(107)
Purchase and retirement of Company stock		(51)
Dividends paid	(811)

Net cash provided by (used in) financing activities	(873)	578

Net increase (decrease) in cash and cash equivalents	(7,347)	10,781
Cash and cash equivalents at beginning of period	71,597	30,161

Cash and cash equivalents at end of period	$64,250	$40,942

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

The accompanying consolidated financial statements for the three and six months ended July 3, 2004 and June 28, 2003 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles (“GAAP”) for interim financial information. These financial statements have not been audited by independent accountants but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to Securities and Exchange Commission (“SEC”) regulations. Accordingly, the accompanying consolidated financial statements should be read in conjunction with the Company’s fiscal 2003 Annual Report on Form 10-K. The results of operations for the six months ended July 3, 2004 are not necessarily indicative of the results to be expected for the full year ending January 1, 2005.

During the third quarter of 2004, the Company revised the way it classifies income from licensed operations within its supermarkets, subleases, leases and finance charges. The net rental, license or other income is now recorded as a component of sales on the consolidated statement of operations and comprehensive income. Previously, the revenue for these items had been classified as a reduction to delivery, selling, general and administrative (“DSG&A”) expense. Additionally, sales and cost of sales for one licensed department in the Company's stores were recorded on the gross basis rather than reporting the net licensed revenue received. Income from all licensing arrangements, rental income and finance charges represents less than 1% of sales for all periods presented, and therefore is not disclosed separately on the income statement.

The Company has revised amounts previously reported for the three and six months ended July 3, 2004, as well as, prior interim periods for the three and six months ended June 28, 2003 to conform to the revised classification. None of the classification changes has an impact on operating income, net income, net cash flow or any element of the Company's consolidated balance sheets for the periods presented. The Company does not consider the effect of these revisions in classification in 2004 or in prior periods, individually or in the aggregate, to be material.

2.	Restatement of Basic Earnings per Share

The accompanying financial statements for the thirteen and twenty-six weeks ended July 3, 2004 and June 28, 2003 have been restated to reflect basic earnings per share and weighted average shares outstanding for Class A and Class B Common Stock using the Two-Class method as required by Emerging Issues Task Force (“EITF”) 03-6 “Participating Securities and the Two-Class method under Financial Accounting Standards Board Statement No. (“FAS”) 128.” EITF 03-6 became effective for the Company’s quarter ended July 3, 2004. The Company’s Class B Common Stock (“Class B”) is convertible on a share by share basis into Class A Common Stock (“Class A”). Class B shareholders are entitled to share in 90% of the dividends (other than stock dividends) paid to Class A shareholders. When a company has convertible participating securities, EITF 03-6 requires the use of the Two-Class method to calculate basic earnings per share which assumes that 100% of the Company’s earnings are distributed in accordance with the formula for the allocation of dividends. Consequently, the Two-Class method results in a higher allocation of net income and earnings per share to Class A versus Class B shareholders. The Company was required to adopt EITF 03-6 and use the Two-Class method for computing basic earnings per share for the thirteen and twenty-six weeks ended July 3, 2004; however, our original filing used the If Converted method as previously allowed by EITF Topic D-95 “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” which was rescinded by EITF 03-6. The restatement did not result in any change to diluted net income per share.

The following table reflects the impact of the restatement:

	Thirteen Weeks Ended
	July 3, 2004		June 28, 2003
	As Reported	As Restated	As Reported	As Restated
Net income per common share:

Basic	$1.70		$.97

Basic Class A		$1.78		$1.01

Basic Class B		1.60		.91

Weighted average common shares outstanding:

Basic	3,382,851		3,380,534

Basic Class A		2,019,340		2,016,950

Basic Class B		1,363,511		1,363,584

	Twenty-Six Weeks Ended
	July 3, 2004		June 28, 2003
	As Reported	As Restated	As Reported	As Restated
Net income per common share:

Basic	$4.23		$1.79

Basic Class A		$4.41		$1.87

Basic Class B		3.97		1.68

Weighted average common shares outstanding:

Basic	3,382,051		3,378,089

Basic Class A		2,018,504		2,014,505

Basic Class B		1,363,547		1,363,584

3.	Labor Dispute

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

4.	Common Stock and Net Income Per Common Share Restated

Effective with the quarter ended July 3, 2004, the Company adopted EITF 03-6 which requires the use of the Two-Class method to calculate basic earnings per share when a company has convertible participating securities. Under the Two-Class method, the Company assumes that 100% of earnings are distributed to Class A and Class B shareholders according to the formula for allocation of dividends. Basic net income per share is computed by dividing the net income attributable to Class A and Class B shareholders, respectively by the weighted average number of common shares outstanding under each class during the period. In accordance with EITF 03-6, prior periods have been restated using the Two-Class method. Diluted net income per share is computed using the If Converted method in accordance with FAS 128. Diluted net income per share is computed by dividing net income attributable to common shareholders by the weighted average number of common and potential common shares outstanding during the period. Potential common shares included in the diluted computation represent shares issuable upon assumed exercise of stock options using the Treasury Stock method. Diluted net income per share is only shown for a single class of common shares because, under the If Converted method, it is assumed that all Class B shares are converted to Class A.

On November 10, 2004, Bernard Briskin, Chairman of the Board and Chief Executive Officer of the Company elected to convert Class B shares beneficially owned by him, including shares beneficially owned with his wife, into Class A shares. The conversion of these shares triggered the automatic and simultaneous conversion of all remaining Class B shares in accordance with the Company’s Restated Certificate of Incorporation. After the conversion, the Company has only Class A outstanding and all shareholders will participate equally in the undistributed earnings of the Company.

Net Income per Share Reconciliation (In Thousands Except Share and Per Share Data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Basic net income per Share:

Common Stock - Class A

Dividends paid	$505		$1,009

Undistributed earnings	3,082	2,036	7,898	3,766

Allocated earnings	$3,587	$2,036	$8,907	$3,766

Weighted average shares	2,019,340	2,016,950	2,018,504	2,014,505

Net income per Share	$1.78	$1.01	$4.41	$1.87

Common Stock - Class B

Dividends paid	$307		$614

Undistributed earnings	1,873	1,239	4,801	2,294

Allocated earnings	$2,180	$1,239	$5,415	$2,294

Weighted average shares	1,363,511	1,363,584	1,363,547	1,363,584

Net income per Share	$1.60	$0.91	$3.97	$1.68

Diluted Net income per Share:

Net income allocated to Class A	$3,587	$2,036	$8,907	$3,766

Net income allocated to Class B	2,180	1,239	5,415	2,294

Total net income	5,767	3,275	14,322	6,060

Weighted average shares:

Class A shares outstanding	2,019,340	2,016,950	2,018,504	2,014,505

Assumed conversion of Class B	1,363,511	1,363,584	1,363,547	1,363,584

Assumed exercise of stock options		3,420		3,348

Total weighted average shares	3,382,851	3,383,954	3,382,051	3,381,437

Net income per Share	$1.70	$0.97	$4.23	$1.79

5.	Recent Accounting Standards

In November 2003, the EITF reached a consensus on EITF 03-10, “Application of EITF 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” EITF 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. EITF 03-10 is effective for the first interim period beginning after November 25, 2003. Adoption of the provisions of EITF 03-10 did not have an impact on the Company’s consolidated financial statements.

6.	Stock Options and Stock Appreciation Rights

As allowed by Statement of Financial Accounting Standards No. (“SFAS”) 123, “Accounting for Stock-Based Compensation” (as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”) the Company follows the disclosure requirements of SFAS 123, but continues to account for its employee stock option plans in accordance with Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees,” which results in no charge to earnings when options are issued at fair market value.

The following table illustrates the effect on net income and earnings per share as if the Fair Value Based method had been applied to all outstanding stock option awards in each period presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net earnings as reported	$5,767	$3,275	$14,322	$6,060

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects		(6)	(5)	(11)

Pro forma net income	$5,767	$3,269	$14,317	$6,049

Earnings per share:
Basic Class A – as restated	$1.78	$1.01	$4.41	$1.87
Basic Class A – pro forma	1.78	1.01	4.41	1.86
Basic Class B – as restated	1.60	.91	3.97	1.68
Basic Class B – pro forma	1.60	.91	3.97	1.68
Diluted – as reported	1.70	.97	4.23	1.79
Diluted – pro forma	1.70	.97	4.23	1.79

During the second quarter, the Company recorded compensation expense related to stock appreciation rights (“SARs”) of $693,000 and $246,000 in 2004 and 2003, respectively. The Company recognized $798,000 of SARs compensation expense in the first half of 2004 compared to $82,000 in the same period of the prior year.

7.	Commitments and Contingent Liabilities

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

•	the impact of new workers' compensation legislation;

•	the adequacy of self-insurance reserves for reported claims and incurred but not reported claims;

•	the impact of uninsured losses;

•	the effects of the Company’s new contracts with its unions;

•	the impact of any violation of environmental laws, regulations or lease provisions;

•	the retirement of existing senior management;

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

Sales from the Company’s 18 supermarkets (all of which are located in Southern California) were $119,863,000 in the second quarter of 2004 representing an increase of 19.2% compared to same store sales in the second quarter of 2003. The lingering effect of the labor dispute in the Company’s trade area during the fourth quarter of 2003 and the first quarter of 2004 contributed to the majority of the sales increase.

DSG&A expense as a percent of sales was 37.9% in the second quarter of 2004 compared to 40.5% in the second quarter of 2003. During the labor dispute, the Company achieved significant economies of scale from incremental sales. The Company continued to realize some economies of scale during the second quarter of 2004 as a result of the higher sales volume. These savings were partially offset by compensation expense related to SARs of $693,000 during the second quarter of 2004 compared to $246,000 during the same period of the prior year.

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

Sales from the Company’s 18 supermarkets (all of which are located in Southern California) were $267,257,000 in the first six months of 2004. This represents an increase of 33.5% over the first six months of 2003 when same store sales were $200,170,000. The labor dispute in the Company’s trade area contributed to the majority of the sales increase. During the first quarter of 2003, the Silverlake/Los Feliz Mayfair store was converted to the Gelson’s name and format as part of a major remodel. Sales at the store were adversely impacted by a ten-day closure and reduced customer traffic during the construction phase of the remodel which was completed in late March 2003.

DSG&A expense as a percent of sales was 36.4% in the first six months of 2004 compared to 40.3% in the same period of 2003. During the labor dispute, the Company achieved significant economies of scale from incremental sales. These economies were partially offset by approximately $2,200,000 in bonus payments for the majority of the Company’s union employees. The Company recognized $798,000 of compensation expense in the first half of 2004 related to SARs compared to $82,000 in the same period of the prior year.

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

In April 2003, the Company announced a stock repurchase program, authorized by the Board of Directors, to purchase from time to time up to 100,000 shares of its Class A in the open market or in private transactions. The timing, volume and price of purchases are at the discretion of the management of the Company. No shares were repurchased during the twenty-six weeks ended July 3, 2004.

On July 20, 2004, the Company paid a regular quarterly cash dividend of 25 cents per share of Class A and 22.5 cents per share of Class B, aggregating $812,000, to stockholders of record on June 30, 2004.

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

Continuing directors whose terms of office do not expire until 2005 or 2006 are:

Robert A. Davidow
Steven Romick
Ben Winters

There were 15,089 broker non-votes.

(c)
The selection of PricewaterhouseCoopers LLP, an independent registered public accounting firm, to audit the books, records and accounts of the Company and its consolidated subsidiaries for the 2004 fiscal year was approved by the following votes:

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

ARDEN GROUP, INC.

Registrant

Date:	November 18, 2004	/s/DEBRA L. JENSEN

Debra L. Jensen Chief Financial Officer (Authorized Signatory)