Form 10-Q
period 2004-10-02
ARDEN GROUP INC
filed 2004-11-18
CIK 225051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

The number of shares outstanding of the registrant’s classes of common stock as of November 15, 2004 was:

3,383,252 of Class A Common Stock

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Thousands)

Assets	October 2, 2004	January 3, 2004

Current assets:
Cash and cash equivalents	$54,246	$71,597
Investments	46,877	33,844
Accounts and notes receivable, net	5,306	6,761
Inventories	16,330	16,997
Other current assets	2,297	1,783

Total current assets	125,056	130,982

Property held for resale or sublease	51	51
Property, plant and equipment, net	48,368	45,637
Deferred income taxes	5,788	7,010
Other assets	3,169	3,292

Total assets	$182,432	$186,972

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$16,711	$22,797
Other current liabilities	20,933	37,793
Current portion of long-term debt	266	245

Total current liabilities	37,910	60,835

Long-term debt	1,835	2,038
Deferred rent	4,611	4,473
Other liabilities	6,784	4,626

Total liabilities	51,140	71,972

Commitments and contingent liabilities (Note 7)

Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 3,376,996 and 3,374,868 shares issued and outstanding as of October 2, 2004 and January 3, 2004, respectively, including 1,357,200 treasury shares	844	844
Common Stock, Class B, $.25 par value; convertible participating; authorized 1,500,000 shares; 1,363,456 and 1,363,584 shares issued and outstanding as of October 2, 2004 and January 3, 2004, respectively	341	341
Capital surplus	5,643	5,547
Unrealized gain on available-for-sale securities	239	346
Retained earnings (Note 3)	127,978	111,675

	135,045	118,753

Treasury stock, at cost	(3,753)	(3,753)

Total stockholders’ equity	131,292	115,000

Total liabilities and stockholders’ equity	$182,432	$186,972

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

Sales	$113,391	$101,060	$380,648	$301,230

Cost of sales	62,437	55,628	210,602	166,461

Gross profit	50,954	45,432	170,046	134,769

Delivery, selling, general and administrative expenses	43,986	40,761	141,321	121,340

Operating income	6,968	4,671	28,725	13,429

Interest and dividend income	530	419	1,466	1,185

Other income (expense), net	0	0	1,571	843

Interest expense	(45)	(53)	(138)	(197)

Income before income taxes	7,453	5,037	31,624	15,260

Income tax provision	3,037	2,052	12,886	6,215

Net income	$4,416	$2,985	$18,738	$9,045

Other comprehensive income (loss), net of tax:

Unrealized gain (loss) from available-for-sale securities:

Unrealized holding gain (loss) arising during the period	29		(107)	656

Reclassification adjustment for realized gains included in net income				(454)

Net unrealized gain (loss), net of income tax expense (benefit) of $20 and ($72) for 2004 and $0 and $140 for 2003, respectively	29		(107)	202

Comprehensive income	$4,445	$2,985	$18,631	$9,247

Net income per common share:

Basic – Class A	$1.36	$.92	$5.77	$2.79

Basic – Class B	1.22	.83	5.20	2.51

Diluted	1.31	.88	5.54	2.68

Weighted average common shares outstanding:

Basic – Class A	2,019,796	2,017,041	2,018,935	2,015,324

Basic – Class B	1,363,456	1,363,584	1,363,517	1,363,584

Diluted	3,383,252	3,382,016	3,382,452	3,380,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)

	Thirty-Nine Weeks Ended
	October 2, 2004	September 27, 2003

Cash flows from operating activities:
Cash received from customers	$382,124	$301,639
Cash paid to suppliers and employees	(356,278)	(277,125)
Interest and dividends received	1,264	981
Interest paid	(161)	(204)
Income taxes paid	(23,166)	(5,500)

Net cash provided by operating activities	3,783	19,791

Cash flows from investing activities:
Capital expenditures	(7,919)	(4,672)
Purchases of investments	(15,572)	(7,521)
Sales of investments	4,071	6,828
Proceeds from the sale of property, plant and equipment	33	99

Net cash used in investing activities	(19,387)	(5,266)

Cash flows from financing activities:
Proceeds from exercise of stock options	58	946
Principal payments under capital lease obligations	(182)	(163)
Purchase and retirement of Company stock	0	(296)
Dividends paid	(1,623)

Net cash provided by (used in) financing activities	(1,747)	487

Net increase (decrease) in cash and cash equivalents	(17,351)	15,012

Cash and cash equivalents at beginning of period	71,597	30,161

Cash and cash equivalents at end of period	$54,246	$45,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In Thousands)

	Thirty-Nine Weeks Ended
	October 2, 2004	September 27, 2003

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$18,738	$9,045

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,156	6,049
Provision for losses on accounts and notes receivable	10	(12)
Net (gain) loss from the disposal of property, plant and equipment	(1)	60
Net realized gain on investments	(1,571)	(843)
Amortization of discount on investments	(140)	(85)
Tax benefit of stock option transactions	38	222

Change in assets and liabilities net of effects from investing and financing activities:

(Increase) decrease in assets:
Accounts and notes receivable	1,445	384
Inventories	667	40
Other current assets	(514)	293
Other assets	123	1,674
Deferred income taxes	1,294	(896)

(Decrease) increase in liabilities:
Accounts payable and other current liabilities	(23,758)	3,207
Deferred rent	138	523
Other liabilities	2,158	130

Net cash provided by operating activities	$3,783	$19,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of Arden Group, Inc. (the “Company”) include the accounts of the Company and its direct and indirect subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. The Company operates 18 supermarkets in Southern California.

The accompanying condensed consolidated financial statements for the thirteen and thirty-nine weeks ended October 2, 2004 and September 27, 2003 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles (“GAAP”) for interim financial information. These financial statements have not been audited by an independent registered public accounting firm but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to Securities and Exchange Commission (“SEC”) regulations. Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2003 Annual Report on Form 10-K. The results of operations for the nine months ended October 2, 2004 are not necessarily indicative of the results to be expected for the full year ending January 1, 2005.

Revenue Recognition

The Company recognizes revenue at the time of sale. Discounts given to customers are recorded at the point of sale as a reduction of revenues. The Company maintains a bad debt allowance for receivables from vendors and Gelson’s credit card sales. Valuation reserves are adjusted periodically based on historical recovery rates. The Company records income from licensing arrangements, subleases, leases and finance charges as they are earned.

During the third quarter of 2004, the Company revised the way it classifies income from licensed operations within its supermarkets, subleases, leases and finance charges. The net rental, license or other income is now recorded as a component of sales on the consolidated statement of operations and comprehensive income. Previously, the revenue for these items had been classified as a reduction to delivery, selling, general and administrative (“DSG&A”) expense. Additionally, sales and cost of sales for one licensed department in the Company’s stores were recorded on the gross basis rather than reporting the net licensed revenue received. Income from all licensing arrangements, rental income and finance charges represents less than 1% of sales for all periods presented, and therefore is not disclosed separately on the income statement.

The Company has revised amounts previously reported for the three and nine months ended September 27, 2003 to conform to the revised classification. None of the classification changes has an impact on operating income, net income, net cash flow or any element of the Company’s consolidated balance sheets for all periods presented. The Company does not consider the effect of these revisions in classification in 2004 or in prior periods, individually or in the aggregate, to be material.

Merchandise Costs

Cost of goods sold and inventory includes product costs, net of discounts and allowances, and inbound freight charges. Purchasing and receiving costs, inspection costs, internal transfer costs, warehousing costs and other costs of the Company’s distribution network are recorded as DSG&A expense. Warehousing and transportation costs include labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center and distribution system. Costs related to the Company’s distribution network totaled approximately $1,604,000 and $1,395,000 for the third quarter of 2004 and 2003, respectively. On a year-to-date basis, distribution costs were approximately $4,462,000 and $3,945,000 for 2004 and 2003, respectively.

Vendor Allowances

Promotional and rebate allowances make up the majority of all allowances. With promotional allowances, vendors pay the Company to promote their product. The promotion may be a temporary price reduction, a feature in a print advertisement or newsletter, or placement of the vendor’s product in a preferred location in a store. The promotions are typically two to three weeks long and are recognized when the commitment has been fulfilled. Promotional and vendor rebate allowances are recorded as a reduction of cost of goods sold except advertising reimbursements which are recorded as a reduction of advertising expense which is included in DSG&A expense. The Company also receives other allowances which are recognized as they are earned as a reduction of cost of goods sold.

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

In late February 2004, employees of the three major retailers ratified a new labor contract. The new contract provides for, among other things, a new two-tier employment structure, elimination of the requirement to maintain health care benefits at the same level as under the prior agreement and bonus payments in lieu of wage increases. In a vote held on March 24-25, 2004, employees of Gelson’s who are members of the UFCW ratified a new labor contract on terms similar to those reached by the three major grocery retailers. The new labor contract expires in March 2007.

The labor dispute resulted in a temporary shift in consumer shopping patterns and a significant increase in the Company’s sales and operating income during the fourth quarter of 2003 and the first quarter of 2004. Since the February 2004 contract settlement, most former customers of the three major grocery retailers have returned to their previous shopping patterns; however, Gelson’s post-strike sales are greater than pre-strike periods as a result of the retention of some of the new shoppers that came to Gelson’s during the labor dispute.

3.	Extraordinary Dividend

Subsequent to the end of the third quarter of 2004, the Company’s Board of Directors declared an extraordinary dividend of $20 per share on its Class A Common Stock (“Class A”) and $18 per share on its Class B Common Stock (“Class B”). The dividend will be paid on December 16, 2004 to holders of record on November 15, 2004.

As of October 25, 2004, the dividend declaration date, Bernard Briskin, Chairman of the Board and Chief Executive Officer of the Company, was the beneficial owner of 1,362,496 shares of the Company’s Class B (a portion of which was beneficially owned with his spouse), representing over 99% of the then outstanding Class B of the Company. On November 10, 2004, Mr. Briskin and his spouse elected to convert shares of Class B owned by them into an equal number of the Company’s Class A shares. The conversion of these shares triggered the automatic and simultaneous conversion of all remaining Class B shares as provided under the Company’s Restated Certificate of Incorporation. As a result, all owners of the Company’s Class B became owners of Class A prior to the dividend record date and will be entitled to receive the dividend payable on Class A issued upon such conversion. The aggregate amount of the extraordinary dividend will be approximately $67,665,000 taking into account the conversion of all Class B shares prior to the dividend record date.

The holders of Class B shares had ten votes for each share held, elected five of the authorized seven directors and were entitled to receive per share 90% of any dividend otherwise payable to the holders of Class A shares. As a result of the conversion of all Class B shares to Class A shares, the Company has only one class of outstanding common stock with all holders having the same rights.

The Board of Directors also approved an antidilution adjustment to the exercise price of all outstanding stock appreciation rights (“SARs”) to account for the effect that the extraordinary dividend will have on the Company’s Class A share price.

4.	Multi-Employer Pension and Health Care Plans

The Company contributes to several multi-employer union pension and health care plans, administered by various trustees, in accordance with the provisions of various labor contracts. Contributions to the multi-employer union pension plan, covering a majority of the Company’s employees, have been periodically suspended and reinstated in recent years. Most recently, contributions were suspended in November 2002 and reinstated in March 2003. Pension and health care costs are determined based on total hours worked and the rate per hour as stipulated in the Company’s various collective bargaining agreements. The Company’s contributions to all union pension and health care plans totaled approximately $5,649,000 and $4,898,000 in the third quarter of 2004 and 2003, respectively. Contributions were approximately $17,492,000 for the first nine months of 2004 compared to $13,893,000 in the same period of the prior year. The higher costs resulted primarily from additional labor hours which were required as sales levels increased in 2004 compared to the prior year, as well as the contribution suspension during January and February 2003.

The Arden Group, Inc. 401(k) Retirement Savings Plan (the “Plan”) covers all nonunion employees of the Company and its subsidiaries who have attained the age of 18 and have completed at least one year of service. The Plan provides that, with certain limitations, a participating employee may elect to contribute up to 100% of such employee’s annual compensation to the Plan up to a maximum of $13,000 in 2004 on a tax-deferred basis. The Company makes discretionary contributions to the Plan and accrued approximately $155,000 and $177,000 towards this benefit for the third quarter of 2004 and 2003, respectively. The Company recognized $594,000 and $630,000 during the first nine months of 2004 and 2003, respectively.

5.	Stock Options and Stock Appreciation Rights

As allowed by Statement of Financial Accounting Standards No. (“SFAS”) 123, “Accounting for Stock-Based Compensation” (as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”) the Company follows the disclosure requirements of SFAS 123, but continues to account for its employee stock option plans in accordance with Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees,” which results in no charge to earnings when options are issued at fair market value.

The following table illustrates the effect on net income and earnings per share as if the Fair Value Based method had been applied to all outstanding stock option awards in each period presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2,	September 27,	October 2,	September 27,
(In Thousands, Except Per Share Data)	2004	2003	2004	2003

Net earnings as reported	$4,416	$2,985	$18,738	$9,045

Add: Stock-based compensation expense determined under APB 25, net of related tax effects		53		53

Deduct: Total stock-based employee compensation expense determined under Fair Value Based method, net of related tax effects		(5)	(5)	(16)

Pro forma net income	$4,416	$3,033	$18,733	$9,082

Earnings per share:
Basic – Class A as reported	$1.36	$.92	$5.77	$2.79
Basic – Class A pro forma	1.36	.94	5.77	2.81

Basic – Class B as reported	1.22	.83	5.20	2.51
Basic – Class B pro forma	1.22	.83	5.20	2.51

Diluted – as reported	1.31	.88	5.54	2.68
Diluted – pro forma	1.31	.90	5.54	2.69

The Company has outstanding SARs that have been granted to non-employee directors and certain employees. Stock-based compensation under the SARs program is subject to variable accounting in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” The Company records compensation expense related to the vesting of SARs using the appropriate amortization schedule as required by FIN 28. In addition, changes in the market price of the Company’s Class A impact the charge related to SARs. During the third quarter, the Company recorded SARs expense of $1,000 and $75,000 for 2004 and 2003, respectively. The Company recognized $798,000 of SARs compensation expense in the first nine months of 2004 compared to $157,000 in the same period of the prior year.

6.	Common Stock and Net Income Per Common Share

Effective with the second quarter of 2004, the Company adopted Emerging Issues Task Force (“EITF”) 03-6 “Participating Securities and the Two-Class method under Financial Accounting Standards Board Statement No. (“FAS”) 128” which requires the use of the Two-Class method to calculate basic earnings per share when a company has convertible participating securities. The Company’s Class B is convertible on a share by share basis into Class A. Class B shareholders are entitled to share in 90% of the dividends (other than stock dividends) paid to Class A shareholders. Under the Two-Class method, the Company assumes that 100% of undistributed earnings are distributed to Class A and Class B shareholders according to the formula for allocation of dividends. Consequently, the Two-Class method results in a higher allocation of net income and earnings per share to Class A versus Class B shareholders. Basic net income per share is computed by dividing the net income attributable to Class A and Class B shareholders, respectively, by the weighted average number of common shares outstanding under each class during the period. In accordance with EITF 03-6, prior periods have been restated using the Two-Class method.

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

Net Income per Share Reconciliation (In Thousands Except Share and Per Share Data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Basic net income per Share:
Common Stock – Class A
Dividends paid	$505	$504	$1,514	$504
Undistributed earnings	2,242	1,352	10,140	5,118

Allocated earnings	$2,747	$1,856	$11,654	$5,622

Weighted average shares	2,019,796	2,017,041	2,018,935	2,015,324
Net income per Share	$1.36	$0.92	$5.77	$2.79

Common Stock – Class B
Dividends paid	$307	$307	$921	$307
Undistributed earnings	1,362	822	6,163	3,116

Allocated earnings	$1,669	$1,129	$7,084	$3,423

Weighted average shares	1,363,456	1,363,584	1,363,517	1,363,584
Net income per Share	$1.22	$0.83	$5.20	$2.51

Diluted Net income per Share:
Net income allocated to Class A	$2,747	$1,856	$11,654	$5,622
Net income allocated to Class B	1,669	1,129	7,084	3,423

Total net income	4,416	2,985	18,738	9,045

Weighted average shares:
Class A shares outstanding	2,019,796	2,017,041	2,018,935	2,015,324
Assumed conversion of Class B	1,363,456	1,363,584	1,363,517	1,363,584
Assumed exercise of stock options		1,391		1,347

Total weighted average shares	3,383,252	3,382,016	3,382,452	3,380,255

Net income per Share	$1.31	$0.88	$5.54	$2.68

On November 10, 2004, Bernard Briskin, Chairman of the Board and Chief Executive Officer of the Company, elected to convert Class B shares beneficially owned by him, including shares beneficially owned with his wife, into Class A shares. The conversion of these shares triggered the automatic and simultaneous conversion of all remaining Class B shares as provided under the Company’s Restated Certificate of Incorporation. After the conversion, the Company has only Class A outstanding, and all shareholders will participate equally in the undistributed earnings of the Company.

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

8.	Recent Accounting Standards

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

In March 2004, the EITF amended and ratified previous consensus on EITF 03-1, “The Meaning of Other Than Temporary Impairment and its Application to Certain Issues.” EITF 03-1 establishes guidance to be used in determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The effective date was originally the Company’s third quarter of 2004. In September 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF 03-1” to delay the effective date pending further discussions by the EITF. During the period of delay, the Company will continue to apply applicable pronouncements to determine any other than temporary impairments of its investments.

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

The Company cautions readers that any forward-looking statements contained in this report or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, could affect the Company’s financial results and could cause the Company’s financial performance to differ materially from the expectations expressed in any forward-looking statement made by or on behalf of the Company:

•	the strength of the U.S. economy and, in particular, the economic conditions in Southern California;

•	the effects of and changes in fiscal policies and laws, as well as, changes in accounting policies and practices;

•	inflation or deflation;

•	potential business disruptions from acts of terrorism, national emergencies or natural disasters;

•	the impact of fluctuations in the Company’s stock price on compensation expense;

•	the ability of vendors, including Unified Western Grocers, Inc., to continue providing products and services in a timely manner;

•	consolidations in the supermarket industry and competition from other supermarkets and food retailers, some of which are nonunion;

•	the ability to renew current leases at favorable rates;

•	the ability of the Company to materially increase sales at its Pasadena store;

•	the impact on the Century City store of major construction on Santa Monica Boulevard in West Los Angeles, California and at the Century City Shopping Center;

•	the amount of future premium increases incurred by the Company in order to maintain current levels of insurance coverage;

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

•	the impact of new worker’s compensation legislation;

•	the adequacy of self-insurance reserves for reported claims and incurred but not reported claims;

•	the impact of uninsured losses;

•	the effects of the Company’s new contracts with its unions;

•	the impact of any violation of environmental laws, regulations or lease provisions;

•	the retirement of existing senior management;

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

Third Quarter Analysis

The results of operations for the third quarter of 2004 compared to the third quarter of 2003 reflects incremental sales achieved as a result of a labor dispute in the Company’s trade area that commenced October 11, 2003 and concluded February 29, 2004. The collective bargaining agreement covering the majority of the Company’s employees, as well as other participating employers in Southern California, expired on October 5, 2003. While three major grocery retailers covered under the agreement operated under strike or lockout from October 11, 2003 through February 29, 2004, the Company operated under contract extensions and Gelson’s remained open. Its employees did not strike and the UFCW agreed not to strike the Company.

The labor dispute resulted in a temporary shift in consumer shopping patterns and a significant increase in the Company’s sales and operating income during the fourth quarter of 2003 and the first quarter of 2004. Since the labor dispute, customers have returned to their previous shopping patterns. However, the Company has successfully retained some of the incremental sales from new shoppers that experienced the Gelson’s format and service.

Net income in the third quarter of 2004 increased 47.9% to $4,416,000 compared to $2,985,000 during the third quarter of 2003. Operating income increased 49.2% to $6,968,000 in the third quarter of 2004 compared to $4,671,000 in the prior year.

Comparable store sales from the Company’s 18 supermarkets (all of which are located in Southern California) were $113,391,000 in the third quarter of 2004 representing an increase of 12.2% compared to sales of $101,060,000 in the third quarter of 2003. The majority of the sales increase resulted from the ability to retain some customers from the labor dispute in the Company’s trade area earlier in the year. The Company does not believe that inflation or changing prices contributed significantly to the sales increase. Sales were negatively impacted during the last week of the third quarter of 2004 as the Century City store was closed due to construction at the Century City Shopping Center as discussed below. The store, which was closed for a total of three weeks, reopened on October 18, 2004.

The Company’s gross profit as a percent of sales was 44.9% in the third quarter of 2004 compared to 45.0% in the same period of 2003. The Company includes product costs, net of discounts and allowances, and inbound freight charges in cost of goods sold, thereby reducing gross profit by these amounts. Purchasing and receiving costs, inspection costs, internal transfer costs, warehousing costs and other costs of the Company’s distribution network are recorded as DSG&A expense. Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since other entities may record purchasing, warehousing and distribution costs in costs of goods sold.

DSG&A expense as a percent of sales was 38.8% in the third quarter of 2004 compared to 40.3% in the third quarter of 2003. During the labor dispute, the Company achieved significant economies of scale from incremental sales. The Company has continued to realize some of these savings during the third quarter of 2004 as a result of the higher sales volume.

The Company contributes to several multi-employer union pension and health care plans. Contributions to the multi-employer union pension plan, covering a majority of the Company’s employees, have been periodically suspended and reinstated in recent years. Most recently, contributions were suspended in November 2002 and reinstated in March 2003. Pension and health care costs are determined based on total hours worked and the rate per hour as stipulated in the Company’s various collective bargaining agreements. The Company’s contributions to all union pension and health care plans increased approximately 15.3% to $5,649,000 in the third quarter of 2004 compared to $4,898,000 in the third quarter of 2003. The higher costs resulted primarily from additional labor hours which were required as sales levels increased in 2004 compared to the prior year.

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

The Company has outstanding SARs that have been granted to non-employee directors and certain employees. For the fiscal year ended January 3, 2004, SARs compensation expense was $740,000. Assuming the Company’s stock price remains at the October 2, 2004 closing price of $85.21 (before adjustment for the extraordinary dividend), the Company anticipates fiscal 2004 SARs compensation expense of approximately $963,000 related to the additional vesting of SARs. As of October 2, 2004, $798,000 of this estimate has been accrued. The estimate assumes that no additional SARs are granted and no existing SARs are terminated or exercised. Changes in the Company’s stock price, exercise or termination of outstanding SARs or additional grants could cause this estimate to vary.

Interest and dividend income was $530,000 in the third quarter of 2004 compared to $419,000 for the same period in 2003 primarily due to increased cash levels and higher interest rates in 2004. As a result of the extraordinary dividend payable on December 16, 2004, the Company expects that future interest and dividend income will be substantially lower.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses from available-for-sale securities be included as a component of stockholders’ equity. Unrealized gains on available-for-sale securities were $29,000 (net of income tax expense of $20,000) in the third quarter of 2004. There were no unrealized gains (losses) in the third quarter of 2003.

In September 2001, the Company opened a Gelson’s Market in a mixed use shopping center/apartment project in Pasadena, California, which is performing below management’s expectations. During the fourth quarter of 2003, the Company recorded a $4,311,000 impairment on long-lived assets including leasehold improvements and equipment at its Pasadena store. The Company has the right, under certain circumstances, to terminate its lease in the Spring of 2005 which may result in an additional write-off of fixed assets and other costs. At October 2, 2004, the remaining net book value of fixed assets related to the Pasadena store was $416,000.

A major road improvement project is under construction along Santa Monica Boulevard in West Los Angeles, California, which is presently estimated to be completed in March 2006. At times during the project, construction has, and will continue to occur directly in front of, or very close to, the Century City Shopping Center where Gelson’s has its Century City store. It can be expected that the sales of the Century City store will be negatively impacted during the period when the construction is at or near the Century City Shopping Center, but that access to the shopping center is expected to improve once the roadway project has been completed. In addition, the landlord of the Century City Shopping Center has commenced a major construction project which will result in the relocation of the movie theaters, food court and other tenants to newly constructed areas immediately adjacent to the Gelson’s store. Those plans also include the expansion of the Gelson’s store. Construction began in March 2004. The Company does not know how long this project will take. Sales at the Century City store have been, and the Company expects will continue to be, negatively affected during this construction. The store was closed for a three week period beginning September 27, 2004 as construction took place immediately above the store. Since the store reopened on October 18, 2004, sales have returned to levels consistent with those immediately preceding the closure; however, they continue to be negatively impacted by the construction at the Center and on Santa Monica Boulevard. It is not presently anticipated that any future store closures will be required. The Company also expects that the parking for Gelson’s customers will be adversely affected by the relocation of the theaters, food court and other tenants to the immediate vicinity of the Gelson’s store. However, it also anticipates that the relocation will increase foot traffic in the vicinity of the store which, along with the expanded facilities and services within the store, could increase customer count.

Year-To-Date Analysis

Net income in the first nine months of 2004 increased 107.2% to $18,738,000 compared to $9,045,000 during the first nine months of 2003. Operating income increased 113.9% to $28,725,000 for the first nine months of 2004 compared to $13,429,000 in the same period of the prior year.

Comparable store sales from the Company’s 18 supermarkets (all of which are located in Southern California) were $380,648,000 in the first nine months of 2004. This represents an increase of 26.4% over the first nine months of 2003 when sales were $301,230,000. The majority of the sales increase resulted from the labor dispute in the Company’s trade area. The Company does not believe that inflation or changing prices contributed significantly to the sales increase. Sales were negatively impacted during the last week of the third quarter of 2004 as the Century City store was closed due to construction at the Century City Shopping Center as discussed above. The store, which was closed for a total of three weeks, reopened on October 18, 2004. During the first quarter of 2003, the Silverlake/Los Feliz Mayfair store was converted to the Gelson’s name and format as part of a major remodel. Sales at the store were adversely impacted by a ten-day closure and reduced customer traffic during the construction phase of the remodel which was completed in late March 2003.

The Company’s gross profit as a percent of sales was 44.7% in the first nine months of both 2004 and 2003. The Company includes product costs, net of discounts and allowances, and inbound freight charges in cost of goods sold, thereby reducing gross profit by these amounts. Purchasing and receiving costs, inspection costs, internal transfer costs, warehousing costs and other costs of the Company’s distribution network are recorded as DSG&A expense. Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since other entities may record purchasing, warehousing and distribution costs in costs of goods sold.

DSG&A expense as a percent of sales was 37.1% in the first nine months of 2004 compared to 40.3% in the same period of 2003. During the labor dispute, the Company achieved significant economies of scale from incremental sales. These economies were partially offset by approximately $2,200,000 in bonus payments for the majority of the Company’s union employees and approximately $17,492,000 in union pension and health care contributions compared to $13,893,000 in 2003. The higher pension and healthcare costs resulted primarily from additional labor hours which were required as sales levels increased in 2004 compared to the prior year. The Company also recognized $798,000 of compensation expense in the first nine months of 2004 related to SARs compared to $157,000 in the same period of the prior year.

Interest and dividend income was $1,466,000 in the first nine months of 2004 compared to $1,185,000 for the same period in 2003 primarily due to increased cash levels. As a result of the extraordinary dividend payable on December 16, 2004, the Company expects that future interest and dividend income will be substantially lower.

Other income includes net gains realized on investments of $1,571,000 and $843,000 in the first nine months of 2004 and 2003, respectively.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses from available-for-sale securities be included as a component of stockholders’ equity. Unrealized losses on available-for-sale securities were $107,000 (net of income tax benefit of $72,000) in the first nine months of 2004 compared to unrealized gains of $202,000 (net of income tax expense of $140,000) in the same period of 2003.

CAPITAL EXPENDITURES/LIQUIDITY

The Company’s current cash position, including investments, and net cash provided by operating activities are the primary sources of funds available to meet the Company’s capital expenditure and liquidity requirements. The Company’s cash position, including investments, at the end of the third quarter 2004 was $101,123,000. During the thirty-nine weeks ended October 2, 2004, the Company generated approximately $3,783,000 of cash from operating activities. Cash not required for the immediate needs of the Company have been temporarily invested in commercial paper and marketable securities. All temporary investments are highly liquid. The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores. Capital expenditures of approximately $7,919,000 were incurred during the thirty-nine weeks ended October 2, 2004. Subsequent to the end of the third quarter of 2004, the Company declared an extraordinary dividend totaling approximately $67,665,000.

The Company also has two revolving lines of credit totaling $15,000,000 available for standby letters of credit, funding operations and expansion. There were no outstanding borrowings against either of the revolving lines as of October 2, 2004. The Company currently maintains four standby letters of credit aggregating $10,844,000 pursuant to the Company’s general liability and workers’ compensation self-insurance programs. The standby letters of credit reduce the available borrowings under its revolving lines. On July 23, 2004, the Company established a separate investment account with initial funds totaling $11,000,000 which serves as collateral for the outstanding standby letters of credit.

Current liabilities decreased $22,925,000 during the nine months ended October 2, 2004 primarily due to a reduction in income taxes payable, accounts payable and accrued union health care costs. The Company recorded additional income taxes payable at the end of fiscal 2003 as a result of the increase in earnings that the Company achieved during the labor dispute. These taxes were remitted to the appropriate taxing authorities during the first quarter of 2004. Accounts payable decreased significantly after the conclusion of the labor dispute as customers returned to their previous shopping patterns and the Company’s product orders decreased. The labor dispute also resulted in a depletion of funds in the multi-employer health and welfare trust fund maintained for the benefit of UFCW employees. As a result, the Company was assessed approximately $5,797,000 to pay union health care claims and restore trust fund reserves to the required levels. This assessment was accrued at the end of fiscal 2003 and paid during the first quarter of 2004.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of October 2, 2004:

	Contractual Cash Obligations (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

7% Subordinated Income Debentures Due September 2014 Including Interest	$2,088	$86	$172	$172	$1,658

Capital Lease Obligations Including Interest	1,027	347	637	43

Operating Leases	95,847	7,470	14,757	12,593	61,027

Total Contractual Cash Obligations (1)	$98,962	$7,903	$15,566	$12,808	$62,685

	Other Commercial Commitments (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby Letters of Credit (2)	$10,844	$10,844

(1)	Other Contractual Obligations

Self-Insurance Reserves
The Company is primarily self-insured for losses related to workers’ compensation and general and auto liability claims. The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, severity factors and regression analysis. Accruals are based on reported claims and an estimate of claims incurred but not reported. While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims. The Company’s liability reserve for unpaid and incurred but not reported claims at October 2, 2004 was approximately $7,193,000.

Employment Agreement
The Company has an employment agreement with a key executive officer that provides for annual retirement compensation equal to 25% of his average base salary and bonus earned in the last three years prior to his retirement. The Company has accrued its obligation under the terms of the employment agreement which accrual totaled $1,881,000 as of October 2, 2004.

Property, Plant and Equipment Purchases As of October 2, 2004, authorized expenditures on incomplete projects for the purchase of property, plant and equipment totaled approximately $6,278,000.

(2)
All of the Company’s letters of credit renew automatically each year. The amount of each letter of credit will be adjusted annually based upon the outstanding claim reserves as of the renewal date. Each letter of credit obligation will cease when all claims for the particular policy year are closed or the Company negotiates a release.

In April 2003, the Company announced a stock repurchase program, authorized by the Board of Directors, to purchase from time to time up to 100,000 shares of its Class A in the open market or in private transactions. The timing, volume and price of purchases are at the discretion of the management of the Company. No shares were repurchased during the thirty-nine weeks ended October 2, 2004.

On October 20, 2004, the Company paid a regular quarterly cash dividend of 25 cents per share of Class A and 22.5 cents per share of Class B, aggregating approximately $812,000, to stockholders of record on September 30, 2004. On October 25, 2004, the Company’s Board of Directors declared an extraordinary dividend of $20 per share on Class A and $18 per share on Class B. The dividend will be paid on December 16, 2004 to holders of record on November 15, 2004. See Note 3 of Notes to Consolidated Financial Statements for further details.

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

A change in market prices exposes the Company to market risk related to its investments. As of October 2, 2004, all investments were classified as available-for-sale securities and totaled $46,877,000. A hypothetical 10% drop in the market value of these investments would result in a $4,688,000 unrealized loss and a corresponding decrease in the fair value of these instruments. This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has performed an evaluation of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended October 2, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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