Form 10-K
period 2005-01-01
ARDEN GROUP INC
filed 2005-03-14
CIK 225051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Class A Common Stock

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the Class A Common Stock last sold on July 3, 2004, the last business day of the registrants most recently completed second fiscal quarter was $105,826,661.

The number of shares outstanding of the registrant’s classes of common stock as of March 8, 2005 was:

3,383,252 of Class A Common Stock

Page
PART I
1	Item 1. Business
4	Item 2. Properties
5	Item 3. Legal Proceedings
5	Item 4. Submission of Matters to a Vote of Security Holders

PART II
6	Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
7	Item 6. Selected Financial Data
9	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
22	Item 7A. Quantitative and Qualitative Disclosures about Market Risks
22	Item 8. Financial Statements and Supplementary Data
22	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
23	Item 9A. Controls and Procedures
24	Item 9B. Other Information

PART III
25	Item 10. Directors and Executive Officers of the Registrant
28	Item 11. Executive Compensation
31	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
33	Item 13. Certain Relationships and Related Transactions

PART IV
34	Item 14. Principal Accountant Fees and Services
35	Item 15. Exhibits and Financial Statement Schedules

36	Signatures
EXHIBIT 10.11
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I

Item 1.       Business

General

The Registrant, Arden Group, Inc. (Company), is a holding company with certain real estate holdings which conducts other operations through its wholly-owned subsidiary, Arden-Mayfair, Inc. (Arden-Mayfair). Arden-Mayfair’s wholly-owned subsidiary, Gelson’s Markets (Gelson’s), operates supermarkets in Southern California.

Arden Group, Inc. is headquartered at 2020 South Central Avenue, Compton, California 90220 and its telephone number is (310) 638-2842.

Market Operations

As of January 1, 2005, Gelson’s operated 18 full-service supermarkets in Southern California, which carry both perishable and grocery products, 17 under the name “Gelson’s” and one under the name “Mayfair.” Gelson’s and Mayfair are self-service cash-and-carry markets which offer a broad selection of local and national brands as well as a limited number of private label items. Gelson’s targets the consumer who values superior customer service, merchandise presentation, selection and quality products.

Store Formats and Business Strategy

Gelson’s business strategy is to offer a comfortable upscale shopping experience which is superior to its competitors in terms of customer service and merchandise selection and presentation. The goal of this strategy is to continue to develop and maintain Gelson’s loyal base of customers and appeal to potential new customers. Central elements of this strategy are as follows:

Merchandise The merchandise offerings in the markets are tailored in response to Gelson’s customer profile. Gelson’s stores, which range in size from approximately 18,000 to 40,000 square feet, typically carry a wide range of items, including traditional grocery categories such as dry groceries, produce, meat, seafood, bakery, dairy, wine and liquor, floral, sushi, vitamins, health and natural food products, health and beauty aids and a selection of organic products. Gelson’s perishables are premium products, which are rigorously maintained and culled as appropriate to assure quality and freshness. Gelson’s merchandising emphasizes specialty items such as imported foods and unusual delicatessen items, and items found in service departments such as seafood, sit-down coffee areas, bakeries and service deli. The Mayfair store offers a merchandise selection equal in quality to a Gelson’s but generally less broad.

Service Gelson’s emphasizes customer service by offering a variety of service departments including seafood, delicatessen, floral, sushi and bakery departments. All sushi and most bakery departments are operated by third parties. Some Gelson’s stores include additional service departments such as meat, fresh pizza, coffee bars and carving carts offering cooked turkey and other meats. Additionally, selected stores offer banking and pharmacy services through third parties. Stores are staffed so that, even at peak times, customer checkout time is minimized. In addition to checkers, there are personnel assigned to bagging and carrying out purchases. All employees are encouraged to know customers by name and assist them whenever possible. All stores offer a Company credit card to qualified customers in addition to the option of paying for their purchases with cash, checks or credit and debit cards. Stores are typically open 14 to 17 hours per day, with hours of operation determined by local code or lease provisions, or as appropriate for the business characteristics of each community.

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

Expansion and Store Development Management regularly evaluates the feasibility of opening new stores in and outside its existing trade area and remodeling existing stores in order to maximize the existing stores’ appeal to consumers and their profit potential. In 2004, capital expenditures totaled $12,641,000, which included costs related to the remodeling of the Marina del Rey and Santa Barbara locations, as well as the acquisition of point-of-sale equipment.

Advertising and Promotion Gelson’s advertises in newspapers on a limited basis. Direct advertising is very limited (primarily newsletters and direct mail) and is typically event rather than price oriented, emphasizing, for example, special holiday selections, specialty items and services, recipes and new products. The Company reevaluates its strategy regularly in an effort to identify the most effective means of attracting and retaining customers.

Competition

The retail grocery business is very competitive. Competition in the supermarket business is based upon price, merchandise variety and quality, service and location. The number of stores, market share and brand awareness are also important competitive factors. Gelson’s is in direct competition with numerous local outlets of regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson’s), independent grocery stores, convenience stores, specialty and gourmet markets and food departments in mass merchandise and club stores. Competition also exists from other types of retailers with respect to particular products. Gelson’s operates full-service supermarkets carrying both perishable and grocery products and competes primarily by offering a combination of high-quality products and superior customer service. The Company also believes that Gelson’s prime store locations and long-standing reputation add to its competitive strength.

Certain competitors of the Company offer home delivery, on-line ordering, in-store banks and pharmacies as an addition to their existing retail store operations. The Company continues to monitor and evaluate opportunities for home delivery and internet sales, but has elected not to do so at this time. A few of the Company’s stores offer in-store banks and pharmacies; most of the Company’s stores are not large enough for such additional facilities.

Seasonality

Gelson’s business is somewhat seasonal with sales tending to increase during the last quarter of the year due to the holiday season.

Support and Other Services

Each store has an on-site stockroom, the size of which varies for each store. In addition, Gelson’s operates a 127,000 square foot warehouse and an adjacent 4,000 square foot truck service facility in the City of Commerce, California. The central warehouse distributes fresh produce, liquor, wine, floral and certain grocery items to the stores. On a limited basis, the stores also receive meat, delicatessen, paper goods, health and beauty aids, hardware and supply items from the warehouse.

The bulk of all merchandise purchasing takes place at Gelson’s office in Encino, California. Approximately 44% of the purchases for 2004 were distributed through the central warehouse; the remainder was delivered directly to the stores from manufacturers, distributors or wholesalers. The central purchasing and distribution operations are conducted based on electronic in-store ordering systems. Stores can place and receive orders up to six days per week. Perishables are ordered more frequently than other goods.

The largest supplier for the stores is Unified Western Grocers, Inc. (Unified) (formerly Certified Grocers), a cooperative wholesaler which has been a supplier to the Company for approximately thirty years and which accounted for approximately 20% of Gelson’s purchases in fiscal 2004. No other supplier accounts for more than 3% of Gelson’s purchases. The Company believes that there would be a negative short-term impact if the Company were to lose Unified as a supplier for Gelson’s, but that such impact would likely be mitigated by a combination of events, which could include: (i) purchasing certain items for direct store delivery, thereby freeing warehouse capacity to allow other items to be purchased through the warehouse and (ii) purchasing certain products through other wholesalers. However, such a loss could have an adverse effect on the performance of Gelson’s.

Employees

Gelson’s had approximately 1,302 full-time and 1,216 part-time store, warehouse and office employees at January 1, 2005. The total number of employees decreased from 2,887 at the end of the prior year as sales decreased following the end of a labor dispute involving other supermarkets in the Company’s trade area. Most Gelson’s employees are covered by union collective bargaining agreements that establish working conditions, benefits, hours, rates of pay and procedures for the orderly settlement of disputes. In general, these agreements have been negotiated on an area-wide and industry-wide basis.

On October 5, 2003, the union contract covering most of the Company’s Gelson’s employees expired. Prior to the contract expiration, the Company had agreed with the union to continue operating under contract extensions and to be bound by all modifications or by new contract, as applicable, regarding trust funds and hourly wage rates as negotiated between the union and three major grocery retailers. On February 29, 2004, employees of the three major retailers ratified a new union labor contract. The new contract provides for, among other things, a new two-tier employment structure, elimination of health care maintenance of benefits provided for under the prior agreement and bonus payments in lieu of wage increases. In a vote held on March 24-25, 2004, employees of the Company who are members of the United Food and Commercial Workers (UFCW) ratified a new labor contract on terms similar to those reached by the three major grocery retailers. The new labor contract expires in March 2007.

In addition to employees at Gelson’s, Arden-Mayfair had approximately 69 full-time and 2 part-time employees at its executive and headquarters offices at January 1, 2005, some of whom are covered by a collective bargaining agreement.

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

Item 2.       Properties

The Company currently owns two of its freestanding supermarket properties and a shopping center in which a Gelson’s Market is located. The shopping center owned by the Company, located in Calabasas, California, consists of approximately 58,000 leasable square feet, approximately 18,000 square feet of which is leased to multiple tenants and approximately 40,000 square feet of which is leased to Gelson’s. Fifteen supermarkets and the warehouse and distribution facilities which service the markets are leased from third parties. Gelson’s corporate offices in Encino, California are also leased. Typically, supermarkets have initial 20-year lease terms and may include options for up to an additional 20 years. These leases often require the payment of percentage rent on sales in excess of certain levels in addition to minimum rent. The average term remaining on the supermarket leases, including renewal options, is approximately 19 years. The 18 markets range in size from approximately 18,000 to 40,000 square feet. Gelson’s warehouse, distribution and truck service facilities in the City of Commerce, California are leased and contain approximately 131,000 square feet. The term of the lease, including renewal options, expires in January 2021. The Company has exercised its right to terminate the lease for its Pasadena store in the Spring of 2005, but has had discussions with the landlord concerning the possibility of renewing the lease on different terms.

The Company owns its 30,000 square foot corporate headquarters office building in Compton, California. The Company also owns or leases several parcels adjacent to, or near, four of its stores which are used for additional parking. In addition, AMG Holdings, Inc. (AMG Holdings), a wholly-owned subsidiary of Arden-Mayfair, leases a 64,000 square foot building in Los Angeles consisting of office and warehouse space, which is entirely subleased until the lease on the property expires in 2012.

Item 3.       Legal Proceedings

The Company and certain of its subsidiaries are involved in a number of pending legal and/or administrative proceedings. Such proceedings are not expected individually or in the aggregate to have a material adverse impact upon either the Company’s consolidated financial position, results of operations or cash flows. See the discussion of “Commitments and Contingent Liabilities” in the Notes to Consolidated Financial Statements.

Item 4.      Submission of Matters to a Vote of Security Holders

There was no matter submitted during the fourth quarter of fiscal year 2004 to a vote of the security holders of the Registrant.

PART II

Item 5.       Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	The Company’s Class A Common Stock (Class A) is traded over-the-counter in the NASDAQ National Market System. During the past two years, the range of high and low sales prices (not including markups, markdowns or commissions) for each quarterly period was, according to NASDAQ, the following:

	2004		2003
	High	Low	High	Low
1st Quarter	79.80	70.20	61.86	50.95
2nd Quarter	90.00	71.01	62.00	53.22
3rd Quarter	90.45	76.07	64.75	57.15
4th Quarter	114.86	77.67	80.98	61.25

There was no established public trading market for the Company’s Class B Common Stock (Class B), which was subject to various restrictions on transfer. On November 10, 2004, Bernard Briskin, Chairman of the Board and Chief Executive Officer of the Company, elected to convert Class B shares beneficially owned by him, including shares beneficially owned with his wife, into Class A shares. The conversion of these shares triggered the automatic and simultaneous conversion of all remaining Class B shares as provided under the Company’s Restated Certificate of Incorporation. As a result of the conversion, the Company has only Class A outstanding and all shareholders participate equally in the undistributed earnings of the Company.

(b)	As of January 1, 2005, there were 1,059 holders of record of the Company’s Class A, with aggregate holdings of 3,383,252 shares of Class A. This does not include 1,357,200 shares of the Company’s Class A owned by AMG Holdings, a wholly-owned second-tier subsidiary of the Company.

(c)	In August 2003, the Company established a regular quarterly dividend of 25 cents per share of Class A and 22.5 cents per share of Class B. No dividends were paid on either Class A or Class B during any period presented prior to August 2003. Cash or property dividends on Class B were restricted to an amount equal to 90% of any dividend paid on Class A. For the fourth quarter ended January 1, 2005, the regular quarterly dividend was paid only to Class A, as all Class B had been converted as discussed above. The Company anticipates payment of comparable Class A quarterly dividends in future quarters.

On October 25, 2004, the Board of Directors of the Company declared a special dividend in the amount of $20 per share on its outstanding Class A and $18 per share on its outstanding Class B payable on December 16, 2004 to shareholders of record on November 15, 2004. As a result of the conversion by Mr. Briskin and his spouse of Class B to Class A and the resulting automatic and simultaneous conversion of all remaining Class B, the dividend was paid to Class A only. The aggregate amount of the special dividend was approximately $67,665,000.

Item 6.      Selected Financial Data

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

(In Thousands, Except Share and Per Share Data)
	2004	2003	2002	2001	2000

Operations For The Year:

Sales (1)	$502,898	$486,378	$398,231	$388,505	$356,873
Gross profit (1)	225,413	215,720	176,725	167,636	151,084
Operating income (2)	34,579	25,458	21,644	19,377	19,205
Other income (expense), net	3,591	2,446	1,644	1,926	1,019
Income tax provision	15,498	11,323	9,356	8,432	8,240

Net income	$22,672	$16,581	$13,932	$12,871	$11,984

Net income per common share(4):
Basic – Class A	$7.00	$5.11	$4.33	$3.96	$3.55
Basic – Class B	6.13	4.60	3.90	3.56	3.19
Diluted	6.70	4.90	4.14	3.79	3.41

Financial Position At Year-End:

Total assets	$122,135	$186,972	$138,971	$122,834	$118,279
Working capital	23,883	75,185	48,892	27,975	27,504
Long-term debt	1,764	2,038	2,283	3,134	6,735
Stockholders’ equity	66,576	115,000	99,027	83,389	75,953
Capital expenditures	12,641	5,752	4,023	10,066	9,882

Other Operating and Financial Data:

Number of stores at end of fiscal year	18	18	18	18	16

Sales increases (3):
Total stores	3.4%	22.3%	2.5%	8.9%	11.1%
Same stores	3.4%	22.3%	0.8%	2.2%	2.8%

Depreciation and amortization	$6,990	$8,126	$8,139	$7,872	$6,719
Dividends declared per common share:
Class A	$1.00	$.50
Class B	$.675	$.45

Special dividend declared per Class A
Common Stock share	$20.00

Weighted average common shares outstanding (4):
Basic – Class A	2,217,675	2,015,859	1,991,230	2,022,320	2,144,044
Basic – Class B	1,164,977	1,363,584	1,363,790	1,366,914	1,368,984
Diluted	3,382,652	3,380,524	3,365,961	3,398,671	3,515,117

All years are 52 weeks except 2003 which is 53 weeks.

(1)	Sales and gross profit amounts for prior years have been adjusted to reflect the change in classification of net rental, license and other income as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	Fiscal 2003 operating income includes a $4,311 charge for impairment on long-lived assets related to leasehold improvements and equipment at the Pasadena store. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

(3)	Same store sales increases are calculated by comparing year-over-year sales for stores that were open in both years. If a store was not open for the entire year in both years being compared, then the store is not included in the same store analysis. No stores were closed during any of the periods presented. Fiscal 2003 was a 53-week year. No adjustment was made to remove the additional week for comparison purposes. Store sales used to calculate sales increases, above, do not include revenue from leases, subleases, licensing arrangements and finance charges, and therefore, will not agree to total year-over-year sales increases as disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(4)	Effective in the second quarter of 2004, the Company adopted Emerging Issues Task Force (EITF) No. 03-6, “Participating Securities and the Two-Class method under Financial Accounting Standards Board Statement No. 128” which requires the use of the Two-Class method to calculate basic net income per share when a company has convertible participating securities. The presentation of prior years’ basic net income per share has been restated to reflect the current year presentation in accordance with the requirements of EITF No. 03-6. See “Notes to Consolidated Financial Statements” for additional information.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Certain statements contained in Management’s Discussion and Analysis (MD&A), in other parts of this report and in other Company filings are forward-looking statements. These statements discuss, among other things, future sales growth, operating results and financial condition. Forward-looking statements reflect the Company’s current plans and expectations regarding important risk factors and are based on information currently available to us.

The Company cautions readers that any forward-looking statements contained in this report or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The Company does not undertake any obligation to update forward-looking statements. The factors listed below, among others, could affect the Company’s financial results and could cause the Company’s financial performance to differ materially from the expectations expressed in any forward-looking statement made by or on behalf of the Company:

•	the strength of the U.S. economy and, in particular, the economic conditions in Southern California;

•	the effects of and changes in fiscal policies and laws, as well as, changes in accounting policies and practices;

•	inflation or deflation;

•	potential business disruptions from acts of terrorism, national emergencies or natural disasters;

•	the impact of fluctuations in the Company’s stock price on compensation expense;

•	the ability of vendors, including Unified Western Grocers, Inc., to continue providing products and services in a timely manner;

•	consolidations in the supermarket industry and competition from other supermarkets and food retailers, some of which are non-union;

•	the ability to renew current leases and at favorable rates;

•	the ability to locate and obtain suitable locations for growth;

•	whether the lease for the Pasadena store is terminated or renewed on different terms;

•	the impact on the Century City store of major construction on Santa Monica Boulevard in West Los Angeles, California and at the Century City Shopping Center;

•	the amount of future premium increases incurred by the Company in order to maintain current levels of insurance coverage;

•	the financial impact of the Company’s termination of its guaranteed cost workers’ compensation policy and the resulting change to self-insurance with stop-loss coverage for workers’ compensation claims;

•	the impact of the Company’s workers’ compensation safety records and claims experience and any changes to the insurance industry’s rating process and premium schedules on workers’ compensation stop-loss coverage;

•	the impact of new workers’ compensation legislation;

•	the adequacy of self-insurance reserves for reported claims and incurred but not reported claims;

•	the impact of uninsured losses;

•	the impact of new labor contracts;

•	the impact of any violation of environmental laws, regulations or lease provisions;

•	the outcome of current and future legal proceedings;

•	the retirement of existing senior management;

•	the impact of information systems upgrades on operations or financial reporting;

•	changes in the Company’s health care costs;

•	any changes in assumptions or market conditions that could affect management’s estimate of future cash flows when evaluating assets for impairment.

Results of Operations

The results of operations for fiscal 2003 and 2004 reflect the pervasive impact of a labor dispute in the Company’s trade area that commenced October 11, 2003 and concluded February 29, 2004. The collective bargaining agreement covering the majority of the Company’s employees, as well as other participating employers in Southern California, expired on October 5, 2003. On October 11, 2003, the UFCW declared a strike against Vons and in turn, Albertsons and Ralphs locked out their UFCW employees. On February 29, 2004, the UFCW announced that employees of these three major grocery retailers ratified a new contract thereby ending the labor dispute. Prior to the labor dispute, the Company had agreed with the UFCW to continue operating under a contract extension and to be bound by all modifications regarding trust funds and hourly wage rates as negotiated between the UFCW and the three major grocery retailers. In return, the UFCW agreed not to strike the Company and Gelson’s remained open. In a vote held on March 24-25, 2004, employees of the Company who are members of the UFCW, ratified a new labor contract on terms similar to those reached by the three major grocery retailers. The new labor contract expires in March 2007.

The labor dispute resulted in a temporary shift in consumer shopping patterns and a significant increase in the Company’s sales and operating income during the fourth quarter of 2003 and the first quarter of 2004. Since the labor dispute, customers have returned to their previous shopping patterns. However, the Company has successfully retained some of the incremental sales from new shoppers that experienced the Gelson’s format and service during the labor dispute.

During the third quarter of 2004, the Company revised the way it classifies income from licensed operations within its supermarkets, subleases, leases and finance charges. The net rental, license and other income is now recorded as a component of sales on the Consolidated Statements of Operations and Comprehensive Income. Previously, the revenue for these items had been classified as a reduction of delivery, selling, general and administrative (DSG&A) expense. Additionally, sales and cost of sales for one licensed department in the Company’s stores were recorded on the gross basis rather than reporting the net licensed revenue received. Income from all licensing arrangements, rental income and finance charges represents less than 1% of sales for all periods presented, and therefore is not disclosed separately on the Consolidated Statements of Operations and Comprehensive Income. The Company has revised these amounts as previously reported for each of the periods presented. None of the classification changes has an impact on operating income, net income, net cash flow or any element of the Company’s Consolidated Balance Sheets. The Company does not consider the effect of these revisions in classification in 2004 or in prior periods, individually or in the aggregate, to be material.

2004 Compared to 2003

Net income in 2004 increased 36.7% to $22,672,000 compared to $16,581,000 during 2003. Operating income increased 35.8% to $34,579,000 in 2004 compared to $25,458,000 in 2003.

Sales from the Company’s 18 supermarkets (all of which are located in Southern California) were $502,898,000 in 2004. This represents a comparable store sales increase, as well as an overall increase of 3.4% over 2003, when sales were $486,378,000. The majority of the sales increase from 2003 to 2004 resulted from the ability to retain some customers from the labor dispute. The Company does not believe that inflation or changing prices contributed significantly to the sales increase. Sales were negatively impacted during the second half of 2004 as the Century City store was closed for three weeks due to construction at the Century City Shopping Center. The store reopened on October 18, 2004.

The Company’s gross profit as a percent of sales was 44.8% in 2004 compared to 44.4% in 2003. The Company includes product costs, net of discounts and allowances, and inbound freight charges in cost of goods sold, thereby reducing gross profit by these amounts. Purchasing and receiving costs, inspection costs, internal transfer costs, warehousing costs and other costs of the Company’s distribution network are recorded as DSG&A expense. Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since other entities may record purchasing, warehousing and distribution costs in cost of goods sold.

DSG&A expense as a percent of sales was 37.9% in 2004 compared to 39.1% in 2003. The higher costs in 2003 reflect a $5,797,000 charge to pay union health care claims and restore trust fund reserves to the required levels, as well as a $4,311,000 impairment charge related to the Pasadena store. The higher 2003 expense was partially offset by higher average union health and welfare and pension rates per hour in 2004 compared to the prior year, as well as the suspension of UFCW pension plan contributions for two months during 2003. In addition, the Company incurred fees of approximately $884,000 in 2004 in connection with Sarbanes-Oxley Section 404 compliance.

The new collective bargaining agreement ratified by employees of Vons, Ralphs and Albertsons eliminated the health care maintenance of benefits obligation included in the prior agreement. The same agreement was ratified by Gelson’s employees. The expired agreement provided that if health care maintenance of benefits is eliminated in a successor collective bargaining agreement, employers are required to contribute an amount sufficient to restore the total cash reserves to an amount equal to the unpaid health care claims liability. The labor dispute resulted in a depletion of funds in the multi-employer health and welfare trust fund. The Company was assessed $5,797,000 to pay union health care claims and restore trust fund reserves to the required levels. This $5,797,000 was reflected as a charge to income in 2003 as noted above.

The Company contributes to several multi-employer union pension and health care plans. Pension and health care payments are determined based on straight-time hours worked and the rate per hour as stipulated in the Company’s various collective bargaining agreements.

Contributions to the multi-employer pension plan covering a majority of the Company’s employees have been periodically suspended and reinstated. The Company recognized union pension expense of $6,064,000 in 2004 compared to $4,787,000 in 2003. The increase in union pension expense was the result of pension plan contributions being suspended for two months in 2003, a rate increase in the union contract and an increase in the hours worked on account of the increased sales volume in 2004. Union health care expense ran $16,977,000 in 2004 compared to $21,019,000 in 2003 which includes the additional $5,797,000 union assessment discussed above.

The Company reviews the carrying values of its property, plant and equipment on a quarterly basis to determine if any of those assets have become impaired. During the fourth quarter of 2003, the Company recorded a $4,311,000 impairment on long-lived assets including leasehold improvements and equipment at its Pasadena store, which opened in September 2001 and is performing below management’s expectations. The Company has exercised its right to terminate its lease in the Spring of 2005, but has had discussions with the landlord of the Pasadena store concerning the possibility of renewing the lease on different terms. Termination of the lease by Gelson’s may result in an additional write-off of fixed assets and other costs. As of January 1, 2005, the remaining net book value of fixed assets related to the Pasadena store was $479,000.

In June 2003, in an effort to control substantially increasing workers’ compensation rates, the Company terminated its guaranteed cost workers’ compensation insurance coverage and purchased a high deductible workers’ compensation policy. The Company has stop-loss coverage to limit its exposure on a per claim basis and is insured for covered costs in excess of per claim limits. Self-insurance accruals for losses up to the purchased stop-loss coverage are based on reported claims and an estimate of claims incurred but not reported. No assurance can be given that this change will ultimately result in a reduction in workers’ compensation expense or limit future increases. The Company devotes substantial time and commitment to maintaining a safe work environment. The ultimate cost of workers’ compensation is highly dependent upon legal and legislative trends, the inflation rate of health care costs and the Company’s ability to manage claims. In April 2004, California passed legislation aimed at reforming the workers’ compensation insurance system in the state. At this point in time, the Company is unable to predict how this legislation will impact overall costs.

The Company is also primarily self-insured for losses related to general and auto liability claims for up to $250,000 per claim. Accruals are based on reported claims and an estimate of claims incurred but not reported. While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims.

The Company carries property, business interruption, fiduciary, directors and officers, crime, earthquake, special event and employee practices liability insurance. Management believes, based on recent and past experience, that current insurance coverage meets the reasonable requirements of the Company.

Stock-based compensation, under the stock appreciation rights (SARs) program, is subject to variable accounting in accordance with Financial Accounting Standards Board Interpretation No. (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” For the fiscal year ended January 1, 2005, SARs compensation expense was $3,658,000 compared to $740,000 in fiscal 2003. The increase in compensation expense was primarily due to an increase in the Company’s stock price during the fourth quarter and additional vesting of SARs. Assuming the Company’s stock price remains at the December 31, 2004 closing price of $98.80, the Company anticipates fiscal 2005 SARs compensation expense of approximately $1,675,000 related to the additional vesting of SARs based on the present method of accruing expense as required by FIN 28. The estimate assumes that no additional SARs are granted and no existing SARs are terminated or exercised. Changes in the Company’s stock price, exercise or termination of outstanding SARs or additional grants could cause this estimate to vary. Beginning in the third quarter of 2005, the Company will be subject to the requirements of Statement of Financial Accounting Standards No. (SFAS) 123R (revised 2004), “Share-Based Payment” which may change the amount the Company records for SARs compensation expense.

During 2004, the Company procured approximately 20% of its product through Unified, a grocery cooperative. As a member-patron, the Company is required to provide Unified with certain minimum deposits and credit in order to purchase product from the cooperative. As of January 1, 2005, the Company had approximately $2,321,000 on deposit with Unified. The minimum deposit requirement is satisfied through a combination of cash, credit and ownership of equity shares in Unified. In 2004, the Company recorded approximately $569,000 in patronage dividend income received in the form of Unified equity shares as compared to $169,000 in 2003.

Interest and dividend income was $1,986,000 in 2004 compared to $1,768,000 for 2003 primarily due to increased cash levels in 2004. The Company expects that future interest and dividend income will be substantially lower in fiscal 2005 as a result of the special dividend paid on December 16, 2004 which reduced funds available for investment.

Other income includes gains realized on investments of $1,787,000 and $950,000 in 2004 and 2003, respectively.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses from available-for-sale securities be included as a component of stockholders’ equity. Unrealized losses on investments were $247,000 (net of income tax benefit of $169,000) in 2004 compared to unrealized gains of $114,000 (net of income tax expense of $78,000) in 2003.

A major road improvement project which has been under construction along Santa Monica Boulevard in West Los Angeles, California since March 2003, is presently estimated to be completed in March 2006. At times during the project, construction has, and will continue to occur directly in front of, or very close to, the Century City Shopping Center where Gelson’s has its Century City store. It can be expected that the sales of the Century City store will continue to be negatively impacted during the period when the construction is at or near the Century City Shopping Center, but that access to the shopping center is expected to improve once the roadway project has been completed. In addition, the landlord of the Century City Shopping Center has commenced a major construction project which will result in the relocation of the movie theaters, food court and other tenants to newly constructed areas immediately adjacent to the Gelson’s store. Construction in the shopping center began in March 2004. The Company does not know how long this project will take. The project plans also include the expansion of the Gelson’s store. In addition, the Company plans to remodel the store during the construction period. Sales at the Century City store have been, and the Company expects will continue to be, negatively affected during this construction. The store was closed for a three-week period beginning

September 27, 2004 as construction took place immediately above the store. Since the store reopened on October 18, 2004, sales have returned to levels consistent with those immediately preceding the closure; however, they continue to be negatively impacted by the construction at the Center and on Santa Monica Boulevard. It is not presently anticipated that any future store closures will be required. The Company also expects that the parking in the Century City Shopping Center for Gelson’s customers will be adversely affected by the relocation of the theaters, food court and other tenants to the immediate vicinity of the Gelson’s store. However, it also anticipates that the relocation will increase foot traffic in the vicinity of the store which, along with the expanded facilities and services within the store, could increase customer count.

2003 Compared to 2002

Net income in 2003 increased 19.0% to $16,581,000 compared to $13,932,000 during 2002 reflecting the benefit of higher fourth quarter sales attributable primarily to the labor dispute in the Company’s trade area and an additional week in the 2003 fiscal year. Operating income increased 17.6% to $25,458,000 in 2003 compared to $21,644,000 in 2002.

Sales from the Company’s 18 supermarkets (all of which are located in Southern California) were $486,378,000 in 2003. This represents a total and comparable store sales increase of 22.1% over 2002 sales of $398,231,000. For the first thirty-nine weeks of 2003, prior to the labor dispute, same stores sales increased 2.0% over the same period of 2002. This increase resulted primarily from changing prices and product mix. The Company does not believe that inflation contributed significantly to the sales increase. During the first quarter of 2003, the Silverlake/Los Feliz Mayfair store was converted to the Gelson’s name and format as part of a major remodel. Sales at the store were negatively affected during a ten-day closure. However, on a third quarter year to date basis, the Silverlake/Los Feliz store experienced a 0.3% sales increase as the loss of revenue during the ten-day closure was offset by increased sales at the store after completion of the remodel. Fourth quarter 2004 sales increased significantly over the same period of 2003 as a result of the labor dispute.

The Company’s gross profit as a percent of sales was 44.4% in 2003 and 2002. The Company includes product costs, net of discounts and allowances, and inbound freight charges in cost of goods sold, thereby reducing gross profit by these amounts. Purchasing and receiving costs, inspection costs, internal transfer costs, warehousing costs and other costs of the Company’s distribution network are recorded as DSG&A expense. Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since other entities may record purchasing, warehousing and distribution costs in cost of goods sold.

DSG&A expense as a percent of sales was 39.1% in 2003 compared to 38.9% in 2002. During the labor dispute, the Company achieved significant economies of scale from incremental sales. These economies were offset in 2003 by the $4,311,000 Pasadena impairment charge and by the $5,797,000 in health care contributions arising from the labor dispute as previously discussed. In addition, multi-employer union health care and pension plan contributions were higher in 2003 compared to 2002. The Company recognized union health care expense of $21,019,000 in 2003, which includes the $5,797,000 noted above, compared to $11,927,000 in 2002. Union pension expense in 2003 ran $4,787,000 in 2003 compared to $3,086,000 in 2002.

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

For a discussion of workers’ compensation, general and auto liability and other types of insurance coverage, see MD&A “2004 Compared to 2003” presented above.

Stock-based compensation, under the SARs program, is subject to variable accounting in accordance with FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” For the fiscal year ended January 3, 2004, SARs compensation expense was $740,000 compared to $481,000 in fiscal 2002.

During 2003, the Company procured approximately 21% of its product through Unified, a grocery cooperative. As a member-patron, the Company is required to provide Unified with certain minimum deposits and credit in order to purchase product from the cooperative. As of January 3, 2004, the Company had approximately $2,223,000 on deposit with Unified. The minimum deposit requirement is satisfied through a combination of cash, credit and ownership of equity shares in Unified. In 2003, the Company recorded $169,000 in patronage dividend income received in the form of Unified equity shares.

Interest and dividend income was $1,768,000 in 2003 compared to $1,867,000 for 2002 primarily due to lower interest rates in 2003 partially offset by higher levels of investments.

Interest expense decreased to $272,000 in 2003 from $321,000 in 2002 primarily due to the termination of a capital lease obligation in June 2002.

Other income includes gains realized on investments of $950,000 and $98,000, in 2003 and 2002, respectively.

Unrealized gains on investments were $114,000 (net of income tax expense of $78,000) in 2003 compared to unrealized gains of $885,000 (net of income tax expense of $608,000) in 2002.

During 2003, the Company repurchased and retired 4,942 shares of Class A for an aggregate purchase price of approximately $296,000.

Liquidity and Capital Resources

The Company’s current cash position, including investments, and net cash provided by operating activities are the primary sources of funds available to meet the Company’s capital expenditure and liquidity requirements. The Company’s cash position, including investments, at January 1, 2005 was $34,741,000. Cash not required for the immediate needs of the Company is temporarily invested in commercial paper and marketable securities. Currently, all temporary investments are highly liquid. The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.

The Company also has two revolving lines of credit totaling $15,000,000 available for standby letters of credit, funding operations and expansion. There were no outstanding borrowings against either of the revolving lines as of January 1, 2005. The Company currently maintains four standby letters of credit aggregating $10,844,000 pursuant to the Company’s general liability and workers’ compensation self-insurance programs. The standby letters of credit reduce the available borrowings under its revolving lines.

The Company’s working capital was $23,883,000 at January 1, 2005 compared to $75,185,000 at January 3, 2004. The decrease in working capital resulted from the payment of a special dividend totaling approximately $67,665,000 on December 16, 2004. Net cash provided by operating activities of $10,608,000 partially offset the decline in working capital during 2004. Cash flows from operating activities resulted primarily from net income plus non-cash expenses and changes in working capital.

Net cash used in investing activities was $3,254,000 in 2004. Investing activities included primarily the purchase and sale of investments which resulted in a net cash inflow of $9,333,000 offset by capital expenditures of $12,641,000. Net cash used in financing activities was $70,288,000 in 2004. Financing activities included primarily cash dividend payments of $70,100,000 and principal payments of $246,000 on capital lease obligations.

The Company’s total liabilities to equity ratio increased to .83 at January 1, 2005 from .63 at January 3, 2004 reflecting the payment of the special dividend in 2004 partially offset by a reduction in current liabilities since the conclusion of the labor dispute.

Current liabilities decreased $19,513,000 during the year ended January 1, 2005 primarily due to the settlement of the labor dispute on February 29, 2004. Income taxes payable, accounts payable and accrued union pension and health care costs decreased by $11,434,000, $5,237,000 and $6,260,000, respectively. The Company recorded additional income taxes payable at the end of fiscal 2003 as a result of the increase in earnings that the Company achieved during the labor dispute. These taxes were remitted to the appropriate taxing authorities during the first quarter of 2004. Accounts payable decreased significantly after the conclusion of the labor dispute as customers returned to their previous shopping patterns and the Company’s product orders decreased. The labor dispute also resulted in a depletion of funds in the multi-employer health and welfare trust fund maintained for the benefit of UFCW employees. As a result, the Company was assessed approximately $5,797,000 to pay union health care claims and restore trust fund reserves to the required levels. This assessment was accrued at the end of fiscal 2003 and paid during the first quarter of 2004.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of January 1, 2005:

	Contractual Cash Obligations (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
7% Subordinated Income Debentures Due September 2014 Including Interest	$2,088	$86	$172	$172	$1,658

Capital Lease Obligations Including Interest	940	347	593

Operating Leases	115,718	7,537	16,230	15,418	76,533

Total Contractual Cash Obligations (1)	$118,746	$7,970	$16,995	$15,590	$78,191

	Other Commercial Commitments (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby Letters of Credit (2)	$10,844	$10,844

(1) Other Contractual Cash Obligations

The Company had the following other contractual cash obligations at January 1, 2005. The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments is unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to workers’ compensation and general and auto liability claims. The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis. Accruals are based on reported claims and an estimate of claims incurred but not reported. While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims. The Company’s liability reserve for unpaid and incurred but not reported claims at January 1, 2005 was approximately $6,868,000.

Employment Agreement

The Company has an employment agreement with a key executive officer that provides for annual retirement compensation equal to 25% of his average base salary and bonus earned in the last three years prior to his retirement. The Company had accrued $2,402,000 under the terms of the employment agreement as of January 1, 2005.

Property, Plant and Equipment Purchases

As of January 1, 2005, management had authorized expenditures on incomplete projects for the purchase of property, plant and equipment which totaled approximately $2,086,000. The

Company has an ongoing program to remodel existing supermarkets and to add new stores. During 2004, total capital expenditures were $12,641,000.

(2) Standby Letters of Credit

All of the Company’s letters of credit renew automatically each year unless the issuer notifies the Company otherwise. The amount of each letter of credit will be adjusted annually based upon the outstanding claim reserves as of the renewal date. Each letter of credit obligation will cease when all claims for the particular policy year are closed or the Company negotiates a release.

In April 2003, the Company announced a stock repurchase program, authorized by the Board of Directors, to purchase from time to time up to 100,000 shares of its Class A in the open market or in private transactions. The timing, volume and price of purchases are at the discretion of the management of the Company. During 2003, the Company purchased and retired 4,942 shares of its Class A for an aggregate purchase price of approximately $296,000. No shares were purchased during the year ended January 1, 2005.

During 2004, the Company paid quarterly dividends of 25 cents per share of Class A and 22.5 cents per share of Class B, aggregating approximately $3,280,000. On October 25, 2004, the Company’s Board of Directors declared a special dividend of $20 per share on its Class A and $18 per share on its Class B. The dividend aggregating $67,665,000 was paid on December 16, 2004 to holders of record on November 15, 2004.

As of October 25, 2004, the dividend declaration date of the special dividend, Bernard Briskin, Chairman of the Board and Chief Executive Officer of the Company, was the beneficial owner of 1,362,496 shares of the Company’s Class B (a portion of which was beneficially owned with his spouse), representing over 99% of the then outstanding Class B of the Company. On November 10, 2004, Mr. Briskin and his spouse elected to convert shares of Class B owned by them into an equal number of the Company’s Class A shares. The conversion of these shares triggered the automatic and simultaneous conversion of all remaining Class B shares as provided under the Company’s Restated Certificate of Incorporation. As a result, all owners of the Company’s Class B became owners of Class A prior to the special dividend record date and were entitled to receive the dividend payable on Class A issued upon such conversion. The aggregate amount of the special dividend was approximately $67,665,000 taking into account the conversion of all Class B shares prior to the dividend record date.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Management has established accounting policies that they believe are appropriate in order to reflect the accurate reporting of the Company’s operating results, financial position and cash flows. The Company applies these accounting policies in a consistent manner. Management bases their estimates on historical experience, current and expected economic conditions and various other factors that management believes to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company reevaluates these significant factors and makes adjustments where facts and circumstances dictate. Future events and their effects cannot be determined with absolute certainty, and therefore actual results may differ from estimates.

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

The Company reviews its investment portfolio on a quarterly basis to determine if market declines below book value may be other-than-temporary. Any decline that is determined to be other-than-temporary is recorded as a loss on the Consolidated Statements of Operations and Comprehensive Income in accordance with EITF No. 03-1, “The Meaning of Other Than Temporary Impairment and its Application to Certain Issues.”

Inventories

Supermarket nonperishable inventories are stated at the lower of cost or market, with cost determined using the last-in, first-out (LIFO) method. Perishable inventories are valued at the lower of cost on a first-in, first-out (FIFO) method or market.

Inventory reserves are maintained for dry goods at historical run rates that are adjusted annually, and trued up at each physical count (three times per year) to ensure adequacy of the reserve. Inventories of perishable items are taken at the end of every month, and balances are adjusted accordingly and flowed through cost of sales.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment each quarter whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment is recognized when estimated future cash flows (undiscounted and before interest charges) are less than carrying value. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur. To the extent that an asset is impaired, the excess of the carrying amount of the asset over its estimated fair value is charged against earnings.

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

Vendor Allowances

Promotional and rebate allowances make up the majority of all allowances. With promotional allowances, vendors pay the Company to promote their product. The promotion may be a temporary price reduction, a feature in a print advertisement or newsletter, or placement of the vendor’s product in a preferred location in a store. The promotions are typically two to three weeks long and are recognized when the commitment has been fulfilled. Promotional and vendor rebate allowances are recorded as a reduction of cost of goods sold except advertising reimbursements which are recorded as a reduction of advertising expense which is included in DSG&A expense. The Company also receives other allowances which are recognized as a reduction of cost of goods sold when they are earned.

Occasionally, the Company receives rebate allowances in the form of upfront lump-sum payments from vendors. Under the terms of these long-term agreements, the Company earns the rebates as it purchases product from the vendor. The upfront payments are recorded as a liability when they are received and are recorded as a reduction of inventory cost as the product is purchased. In the event that the Company does not purchase the amount of product specified in the agreement, the upfront payments must be returned on a prorata basis to the vendor. If the contract does not specify that the rebate is earned as product is purchased, then the upfront payments are recorded as a liability when received and recognized as a reduction of cost of goods sold on a prorata basis as the product is sold.

Stock Options and Stock Appreciation Rights

The Company accounts for its Non-Officer and Non-Director Stock Option Plan (Stock Option Plan) using the Intrinsic Value Based method prescribed in Accounting Principles Board Opinion No. (APB) 25, “Accounting for Stock Issued to Employees.” Under this method, no compensation cost was recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income for fiscal years 2004, 2003 or 2002. SFAS 123, “Accounting for Stock-Based Compensation,” (as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”) encourages adoption of a Fair Value Based method for valuing the cost of stock-based compensation. However, it allows companies to use the Intrinsic Value Based method prescribed by APB 25 and disclose pro forma net earnings and earnings per share in accordance with SFAS 123.

Stock-based compensation under the SARs program is subject to variable accounting in accordance with FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” As a result, changes in the market price of the Company’s Class A impacts compensation expense.

Effective beginning the third quarter of 2005, the Company will account for the Stock Option Plan and the SARs program in accordance with SFAS 123R as discussed below.

Recent Accounting Standards

In March 2004, the EITF amended and ratified previous consensus on EITF No. 03-1, “The Meaning of Other Than Temporary Impairment and its Application to Certain Issues.” EITF No. 03-1 establishes guidance to be used in determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The effective date was originally the Company’s third quarter of 2004. In September 2004, the Financial Accounting Standards Board (FASB) issued EITF No. 03-1-1, “Effective Date of Paragraphs 10-20 of EITF 03-1” to delay the effective date pending further discussions by the EITF. During the period of delay, the Company will continue to apply applicable pronouncements to determine any other than temporary impairments of its investments.

In June 2004, the EITF issued EITF No. 03-6 “Participating Securities and the Two-Class method under Financial Accounting Standards Board Statement No. 128” which requires the use of the Two-Class method to calculate basic net income per share when a company has convertible participating securities. EITF No. 03-6 was effective for the Company’s second quarter of 2004. Adoption of the provisions of EITF No. 03-6 resulted in separate net income per share disclosures for the Company’s Class A and B.

In November 2003, the EITF reached a consensus on Issue No. 03-10, “Application of EITF 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” EITF No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. EITF No. 03-10 was effective for the Company’s first quarter of 2004. Adoption of the provisions of EITF No. 03-10 did not have an impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS 151 provides examples of “abnormal” costs including costs of idle facilities, excess freight and handling costs and spoilage. SFAS 151 is effective for the Company’s fiscal year beginning January 1, 2006. Adoption of this standard will not have an impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 123R (revised 2004), “Share-Based Payment”, which will be effective in the third quarter of fiscal 2005. This statement will eliminate the ability to account for share-based compensation transactions using APB 25, “Accounting for Stock Issued to Employees” and will require instead that compensation expense be recognized based on the fair value on the date of the grant. Additional footnote disclosures will be required. The Company is in the process of evaluating the impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

The Company currently has no outstanding bank debt or fixture financing. If the Company should obtain financing or draw on its existing lines of credit, which bear interest at the bank’s reference rate or the bank’s adjusted London Interbank Offer Rate (LIBOR) plus an index up to 1.2%, the Company could then be exposed to market risk related to interest fluctuations.

A change in market prices exposes the Company to market risk related to its investments. As of January 1, 2005, all investments were classified as available-for-sale securities and totaled $26,078,000. A hypothetical 10% drop in the market value of these investments would result in a $2,608,000 unrealized loss and a corresponding decrease in the fair value of these instruments. This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of January 1, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2004, the Company became aware that EITF No. 03-6, “Participating Securities and the Two-Class Method under Financial Accounting Standards Board Statement No. 128”, which requires the use of the Two-Class method to calculate basic net income per share when a company has convertible participating securities, became effective for the Company’s quarter ended July 3, 2004. The Company had not utilized the Two-Class method in calculating basic net income per share in its financial statements for the quarter ended July 3, 2004 as required by EITF No. 03-6. As a result, the Company restated its second quarter results to give effect to EITF No. 03-6. In connection with the preparation of the Company’s third quarter 2004 Form 10-Q, the Company enhanced procedures designed to ensure for each fiscal quarter, including the fourth quarter, that prior to the preparation of the financial statements for such quarter or year, management is apprised of all new accounting procedures, pronouncements and changes that became effective during such fiscal quarter.

During the quarter ended January 1, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005. In making the assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on that assessment, management concluded that, as of January 1, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 65.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Identification and Information Concerning Directors

Below is set forth certain information about each of the Company’s directors as of February 28, 2005. Certain of this information has been supplied by the persons shown.

		Principal Occupation (1)	Director	Term
Name	Age	and Other Directorships	Since (2)	Expires
Bernard Briskin	80	Chairman of the Board of Directors, President and Chief Executive Officer of the Company and Arden-Mayfair, a subsidiary of the Company, and Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of AMG Holdings and Chairman of the Board and Chief Executive Officer of Gelson’s, both subsidiaries of Arden-Mayfair.	1970	2007

John G. Danhakl	48	Partner, Leonard Green & Partners since March 1995. Managing Director of Donaldson Lufkin Jenrette Securities Corporation from March 1990 to February 1995. Director of Big 5 Sporting Goods Corporation, Diamond Triumph Auto Glass, Inc., Liberty Group Publishing, Inc., Leslie’s Poolmart, Inc., AsianMedia Group LLC, MEMC Electronic Materials, Inc., VCA Antech, Inc., Petco Animal Supplies, Inc., Phoenix Scientific, Inc. and Rite Aid Corporation.	1995	2007

Robert A. Davidow	62	Director of WHX Corporation; private investor.	1993	2005

Kenneth A. Goldman	62	Attorney and Partner with Reed Smith LLP since January 2003, Attorney and Director with Crosby, Heafey, Roach & May, A Professional Corporation from September 2000 to December 2002. For more than five years prior thereto, Attorney and Principal of Sanders, Barnet, Goldman, Simons & Mosk, A Professional Corporation.	2001	2007

Steven Romick	41	Investment Advisor, Senior Vice President of First Pacific Advisors, Inc.	2003	2006

Ben Winters served as a valued director of the Company from 1978 until his passing February 2, 2005. Mr. Winters also served as Chairman of the Audit and Nominating Committees. He also was a member of the Compensation and Investment Committees.

(1)	Unless otherwise indicated, principal occupation or occupations shown have been such for a period of at least five years in the aggregate.

(2)	Date shown for term of service indicates commencement of service as a director of the Company or Arden-Mayfair.

Identification of Executive Officers

Below is set forth certain information about each of the executive officers of the Company as of February 28, 2005:

Name	Age	Position(s)
Bernard Briskin	80	Chairman of the Board of Directors, President and Chief Executive Officer of the Company and Arden-Mayfair, and Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of AMG Holdings and Chairman of the Board and Chief Executive Officer of Gelson’s.

Debra L. Jensen	51	Chief Financial Officer of the Company and Arden-Mayfair, Chief Financial Officer and Secretary of AMG Holdings and Gelson’s.

Mr. Briskin served as Chairman of the Executive Committee of the Board of Directors of Arden-Mayfair until August 1978, when he was elected President and Chief Executive Officer of Arden-Mayfair. In November 1978, Mr. Briskin was elected President and Chief Executive Officer of the Company, and in June 1994 he was elected Chairman of the Board of the Company. Mr. Briskin serves as Chairman of the Board, President and Chief Executive Officer of the Company and Arden-Mayfair, and Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of AMG Holdings and Chairman of the Board and Chief Executive Officer of Gelson’s, pursuant to an employment agreement which expires on January 1, 2007, although the term will be automatically extended for successive one year periods unless certain termination notices are given by either Mr. Briskin or the employers fifteen to eighteen months prior to the current expiration date. See “Item 11. Executive Compensation.”

Ms. Jensen was elected Chief Financial Officer of the Company in September 2004. Ms. Jensen also serves as Chief Financial Officer of Arden-Mayfair, and Chief Financial Officer and Secretary of AMG Holdings and Gelson’s. From November 2001 until she joined the Company, she worked as National Operations Controller for Wild Oats Markets, Inc. She served as the Controller for the Northern Pacific Region of Whole Foods Markets California, Inc. from 1997 to 2001. Both Wild Oats Markets, Inc. and Whole Foods Markets California, Inc. are supermarket operators.

Except for Mr. Briskin, who has an employment agreement, all officers serve at the pleasure of the Board of Directors.

Audit Committee and Financial Expert

The Board of Directors has an Audit Committee comprised of three outside directors. During 2004, the following individuals served as members of the Audit Committee:

Ben Winters, Chairman
Robert A. Davidow
Steven Romick

As a result of the death of Ben Winters on February 2, 2005, a vacancy was created on the Audit Committee, and the Company is not in compliance with NASDAQ Rule 4350 requiring at least three independent members on the Audit Committee. Pursuant to Rule 4350, the Company has until the earlier of its next annual shareholder’s meeting or February 2, 2006 in order to regain compliance with this audit committee composition requirement. The Company is in the process of undergoing a search for a new director to fill the vacancy on the Audit Committee with an independent member within the required time period.

The Company’s Board of Directors has determined that at least one person serving on the Audit Committee is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K. Ben Winters, formerly the Chairman of the Audit Committee, was independent as defined under applicable Securities and Exchange Commission (SEC) and NASDAQ rules and the Board of Directors determined he was an “audit committee financial expert.” The Board of Directors also determined that Steven Romick is an “audit committee financial expert” and he is independent as defined under applicable SEC and NASDAQ rules.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct applicable to all officers, management and employees. The Code of Ethics and Business Conduct includes a Supplementary Code of Ethics for Financial Professionals which is applicable to the chief executive officer, chief financial officer, principal accounting officer or controller and individuals performing similar functions. A copy of the Code of Ethics and Business Conduct may be obtained, without charge, upon written request to the Assistant Secretary, Arden Group, Inc., P.O. Box 512256, Los Angeles, California 90051-0256.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that directors and executive officers of the Company, as well as persons holding more than ten percent (10%) of a registered class of the Company’s equity securities, file with the SEC initial reports of the ownership and reports of changes of ownership of Class A and other equity securities of the Company. Based solely on review of copies of such reports furnished to the Company and written representations that no other reports were required to be filed during the fiscal year ended January 1, 2005, all Section 16(a) filing requirements applicable to the Company’s executive officers, directors and greater than ten percent (10%) beneficial owners were complied with.

Item 11. Executive Compensation

General

The following table sets forth the total annual and long-term compensation paid or accrued by the Company and its subsidiaries in connection with all businesses of the Company and its subsidiaries to or for the account of the Chief Executive Officer of the Company and each other executive officer of the Company whose total annual salary and bonus for the fiscal year ended January 1, 2005 exceeded $100,000 in the aggregate.

				Long Term
				Compensation
				Awards
				Securities
				Underlying	All Other
Name and				Options/	Compen-
Principal	Annual Compensation			SARs	sation
Position (1)	Year	Salary ($)	Bonus ($)	(#)(3)	($)(4)(5)
Bernard Briskin,	2004	588,716	1,363,699	—	16,400
Chief Executive	2003	573,239	991,334	—	16,000
Officer	2002	556,003	823,390	—	70,600

David M. Oliver (2),	2004	118,388	—	—	—
Chief Financial	2003	170,940	25,000	—	16,000
Officer	2002	165,428	25,000	—	16,000

(1)	Ms. Jensen, Chief Financial Officer, joined the Company in September 2004 at an annual salary of $175,000.

(2)	Mr. Oliver resigned as an officer of the Company and terminated his employment in April 2004. Mr. Oliver’s salary of $118,388 in 2004 includes severance pay of $53,584.

(3)	The Company did not grant to Mr. Briskin, Mr. Oliver or Ms. Jensen any restricted stock, stock options or SARs and made no payout to them on any long-term incentive plan in any of the fiscal years presented.

(4)	Includes the Company’s contributions to the Arden Group, Inc. 401(k) Retirement Savings Plan. In 2004, the Company allocated $16,400 to Mr. Briskin’s 401(k) account. Ms. Jensen is not yet eligible to participate in the plan.

(5)	Perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the compensation received by Mr. Briskin in 2004 and 2003 or by Mr. Oliver in any of the years for which compensation information is reported. In accordance with his employment agreement, Mr. Briskin received approximately $50,000 in medical reimbursements in 2002. Other compensation also includes $4,600 for use of a Company-owned automobile by Mr. Briskin in 2002.

Stock Appreciation Rights

The Company has granted SARs covering shares of the Company’s Class A to non-employee directors and certain officers and employees of the Company. Each SAR entitles the holder to receive upon exercise thereof the excess of the fair market value of a share of Class A on the date of exercise over the fair market value of such share on the date granted. The SARs vest 25% each year beginning at the end of the first year and expire five years from the date of grant.

No SARs were granted to executive officers during the 2004 fiscal year. The following table provides information on the exercise of SARs by the named executive officer in 2004 and the number of that officer’s SARs that were unexercised at January 1, 2005:

Aggregated SAR Exercises in Last Fiscal Year and Fiscal
Year-End Unexercised SARs

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-the-Money
			SARs at	SARs at
			Fiscal Year-End	Fiscal Year-End
			(#)	($)
	Shares Acquired	Value Realized	Exercisable/	Exercisable/
Name	on Exercise (#)	($)	Unexercisable	Unexercisable
David M. Oliver	625	28,780	0/0	0/0

Employment Agreement

The compensation of Mr. Briskin, the Chief Executive Officer of the Company, is established under an Employment Agreement, as amended (Employment Agreement) which expires on January 1, 2007. The Employment Agreement provides that, upon the expiration of the initial term on January 1, 2004, the term thereof is automatically extended for successive periods of one fiscal year unless either the employers or Mr. Briskin gives notice of termination not less than fifteen months and no more than eighteen months prior to the date upon which the term of the Employment Agreement will expire. Pursuant to the terms of the Employment Agreement, Mr. Briskin’s base salary increases on January 1 of each year based upon increases in the Consumer Price Index subject to a maximum annual increase of 4%. His annual bonus is equal to 2-1/2% of the Company’s first $2,000,000 of pre-tax profits (as defined in the Employment Agreement) plus 3-1/2% of pre-tax profits in excess of $2,000,000. The Employment Agreement provides for an annual medical expense reimbursement up to $200,000 for Mr. Briskin and his immediate family, as well as annual retirement compensation equal to twenty-five percent of Mr. Briskin’s average base salary and bonus earned in the last three fiscal years prior to his retirement and continuation of health insurance benefits and automobile allowance. The Employment Agreement provides that its terms were subject to review during the 2003 fiscal year by the Compensation Committee of the Board of Directors. Pursuant to this provision, discussions took place between Mr. Briskin and the Committee concerning amendments to certain provisions of the Employment Agreement, but no amendments have yet been effected.

Remuneration of Directors

Non-employee directors are compensated for their services as directors at an annual rate of $24,000, plus $1,000 for each Board meeting attended and $1,000 for attendance at each committee meeting. Non-employee directors who serve as committee chairmen are entitled to an additional $6,000 per year. Directors serving on the Audit Committee receive an additional $12,000 per year and the Chairman of the Audit Committee receives an additional $6,000 per year. Mr. Briskin is an employee of the Company and does not receive the compensation otherwise payable to directors.

On January 20, 2004 the Company issued SARs covering 10,000 shares of the Company’s Class A to each of the Company’s then non-employee directors, with a base price of $77.50 per share, representing the fair market value on the date of grant. On October 25, 2004, the Company’s Board of Directors declared a special dividend of $20 per share on its Class A and $18 per share on its Class B. Consequently, the base price of the SARs was reduced to $57.50 as a result of an antidilution adjustment in connection with the anticipated effect of the special dividend on the Company’s Class A share price. When the SARs are exercised, each unit entitles the holder to receive the excess of the fair market value of a share of Class A on the date of exercise over the base price. Units vest 25% each year beginning at the end of the first year and expire five years from the date of grant.

Compensation Committee Interlocks and Insider Participation

The Board of Directors has a Compensation Committee. In 2004, the Compensation Committee was comprised of the following directors, none of whom are or have been officers of the Company:

John G. Danhakl, Chairman
Robert A. Davidow
Ben Winters

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of February 28, 2005 relating to the stockholdings of persons known to the Company to be the beneficial owner of more than 5% of the Class A of the Company, its only outstanding class of equity securities:

	Amount and
Name and Address of	Nature of Beneficial
Beneficial Owner	Ownership (1)	Percent of Class
City National Bank, as Trustee of the Company’s	203,250	6.0%
Stock Bonus Plan and Trust
1950 Avenue of the Stars, 2nd Floor
Los Angeles, CA 90067

Bernard Briskin	1,931,895(2)(4)	57.1%
Arden Group, Inc.
9595 Wilshire Blvd., Suite 411
Beverly Hills, CA 90212

Royce & Associates, LLC	169,600(3)	5.0%
1414 Avenue of the Americas
New York, NY 10019

(1)	Unless otherwise indicated to the contrary, all beneficial owners have sole investment and voting power. For purposes of this table, 1,357,200 treasury shares of Class A are not deemed to be outstanding.

(2)	This amount includes the following shares: (i) 186,096 shares held in trust (of which Mr. Briskin is the trustee) for the benefit of Mr. Briskin and his children and (ii) 103,012 shares held in Individual Retirement Accounts for Mr. Briskin’s wife. Mr. Briskin disclaims any beneficial ownership of the shares set forth in clause (ii) hereof and has no voting or investment power with respect to these shares. Nothing herein should be construed as an admission that Mr. Briskin is in fact the beneficial owner of these shares.

(3)	Based upon Schedule 13-G filed on January 20, 2005 with the SEC.

(4)	This amount excludes 33,004 shares of Class A held by The Judy and Bernard Briskin Foundation of which Mr. Briskin serves as a co-trustee. Mr. Briskin disclaims any beneficial ownership with respect to these shares.

Security Ownership of Management

The following table shows the beneficial ownership of the Company’s Class A, its only outstanding class of equity securities, by each director, executive officer and by all directors and executive officers as a group as of February 28, 2005:

	Amount and
	Nature of Beneficial
Name of Beneficial Owner	Ownership (1)		Percent of Class
Bernard Briskin	1,931,895	(2)	57.1%
John G. Danhakl	0
Robert A. Davidow	0
Kenneth A. Goldman	121,600	(3)	3.6%
Debra L. Jensen	0
Steven Romick	0

All directors and executive officers as a group (6 persons)	2,053,495	(2)	60.7%

(1)	Unless otherwise indicated to the contrary, all beneficial owners have sole investment and voting power. The number of outstanding shares of Class A, on which the percentages shown in this table are based, does not include 1,357,200 treasury shares of the Company’s Class A.

(2)	See notes (2) and (4) to the table under “Security Ownership of Certain Beneficial Owners” set forth above.

(3)	Of these shares, 33,600 are held in trust by Mr. Goldman, as trustee, for the grandchildren of Mr. and Mrs. Briskin and 88,000 are held by limited partnerships, one of the general partners of which is Mr. Goldman and the limited partners of which are members of Mr. and Mrs. Briskin’s family.

Equity Compensation Plan Information

The following table provides information related to the Company’s equity compensation plans as of January 1, 2005.

(c)
Number of
securities
	(a)	(b)	remaining available
	Number of securities	Weighted-	for future issuance
	to	average	under equity
	be issued upon	exercise price of	compensation plans
	exercise	outstanding	(excluding
	of outstanding	options,	securities
	options,	warrants and	reflected in column
Plan category	warrants and rights	rights	(a))
Equity compensation plans
approved by security holders	0	0	0

Equity compensation plans not
approved by security holders (1)

Non-Officer and Non-Director
Stock Option Plan	0	0	28,500

(1)	Does not include SARs which provide for cash only compensation.

In 1998, the Company adopted a Stock Option Plan which was not submitted to security holders for approval and initially provided for the granting of stock options to key employees to purchase up to 35,000 shares of the Company’s Class A. The Stock Option Plan was amended in fiscal 2000 to increase the number of shares available thereunder to an aggregate of 70,000 shares. The objective of the Stock Option Plan is to attract and retain quality personnel and to promote the success of the Company by providing employees the opportunity to share in its growth. These options vest at 25% per year beginning at the end of the first year and expire five years from the date of grant. The exercise price of stock options granted under the Stock Option Plan is equal to the fair market value of the Company’s Class A on the date of grant. As of January 1, 2005, there were no stock options issued and outstanding.

Item 13. Certain Relationships and Related Transactions

A director of the Company, Mr. Goldman, is a partner of a law firm which performs legal services for the Company.

PART IV

Item 14. Principal Accountant Fees and Services

Audit Fees

Audit fees include the aggregate fees billed for the audit of the Company’s annual consolidated financial statements and the reviews of each of the quarterly consolidated financial statements included in the Company’s Forms 10-Q. The aggregate audit fees billed to the Company by PricewaterhouseCoopers LLP (PwC) were approximately $586,000 for fiscal 2004 and $143,000 for fiscal 2003.

In November 2004, the Company responded to a comment letter from the SEC. As a result, PwC billed the Company approximately $25,000 in fees related to researching issues raised in the letter and reviewing the Company’s response. In September 2003, the Company restated its previously issued financial statements for fiscal years 2002, 2001 and 2000 to reflect rental expense and income on a straight-line basis for leases having scheduled fixed rent increases. The aggregate fees billed to the Company by PwC for audit services rendered related to this restatement aggregated $75,000.

Audit-Related Fees

Audit-related fees incurred in connection with the audit of the Company’s employee benefit plans totaled $17,000 in each of 2004 and 2003. In addition, the Company was billed approximately $12,000 in 2003 related to Sarbanes-Oxley Section 404 compliance.

Tax Fees

Fees billed by PwC for tax services in 2004 aggregated approximately $102,000, including $32,000 for tax return and compliance work, and $70,000 for other projects. Fees billed by PwC for tax services in 2003 aggregated approximately $118,000, including $31,000 for tax return and compliance work, $53,000 for LIFO tax consulting services and $34,000 for other projects.

All Other Fees

Other than the fees for services described above, there were no additional fees billed by PwC in 2004 or 2003.

It is the policy of the Audit Committee to pre-approve all audit and non-audit services provided by PwC. The Audit Committee reviewed the above-described fees for non-audit services and considered whether the provision of those services is compatible with maintaining the independence of PwC and concluded that PwC has maintained its independence.

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits and Financial Statements and Schedules

(1)	Financial Statements See Index to Consolidated Financial Statements

(2)	Financial Statement Schedules - None

(3)	Exhibits See Index to Exhibits

(b)	Exhibits

                             See Index to Exhibits

(c)	Other Financial Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARDEN GROUP, INC.
Date
By	/s/BERNARD BRISKIN	03/14/05

Bernard Briskin, Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date

/s/BERNARD BRISKIN	03/14/05

Bernard Briskin, Director, Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

/s/DEBRA L. JENSEN	03/14/05

Debra L. Jensen, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

/s/JOHN G. DANHAKL	03/14/05

John G. Danhakl, Director

/s/ROBERT A. DAVIDOW	03/14/05

Robert A. Davidow, Director

/s/KENNETH A. GOLDMAN	03/14/05

Kenneth A. Goldman, Director

/s/STEVEN ROMICK	03/14/05

Steven Romick, Director

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

The financial statements include the Company’s subsidiary
(Arden-Mayfair, Inc.) and the subsidiaries of Arden-Mayfair, Inc.

Schedules are omitted because of the absence of the conditions under which they are required.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	January 1, 2005	January 3, 2004

Assets
Current assets:
Cash and cash equivalents	$8,663	$71,597
Investments	26,078	33,844
Accounts and notes receivable, net of allowance for doubtful accounts of $181 and $180 as of January 1, 2005 and January 3, 2004, respectively	6,033	6,761
Inventories, net	18,765	16,997
Deferred income taxes	3,647	5,038
Other current assets	2,019	1,783

Total current assets	65,205	136,020

Property held for resale	51	51
Property, plant and equipment, net	51,211	45,637
Deferred income taxes	2,683	1,972
Other assets	2,985	3,292

Total assets	$122,135	$186,972

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$17,560	$22,797
Federal and state income taxes payable	408	11,842
Current portion of long-term debt	273	245
Other current liabilities	23,081	25,951

Total current liabilities	41,322	60,835

Long-term debt	1,764	2,038
Deferred rent	4,872	4,473
Other liabilities	7,601	4,626

Total liabilities	55,559	71,972

Commitments and contingent liabilities (Note 16)

Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 4,740,452 and 3,374,868 shares issued and outstanding as of January 1, 2005 and January 3, 2004, respectively, including 1,357,200 treasury shares	1,185	844
Common Stock, Class B, $.25 par value; convertible participating; authorized 1,500,000 shares; 0 and 1,363,584 shares issued and outstanding as of January 1, 2005 and January 3, 2004, respectively		341
Capital surplus	5,643	5,547
Unrealized gain on investments	99	346
Retained earnings	63,402	111,675

	70,329	118,753
Treasury stock, 1,357,200 shares at cost	(3,753)	(3,753)

Total stockholders’ equity	66,576	115,000

Total liabilities and stockholders’ equity	$122,135	$186,972

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands, Except Share and Per Share Data)
	2004	2003	2002

Sales	$502,898	$486,378	$398,231

Cost of sales	277,485	270,658	221,506

Gross profit	225,413	215,720	176,725

Delivery, selling, general and administrative expenses	190,834	190,262	155,081

Operating income	34,579	25,458	21,644

Interest and dividend income	1,986	1,768	1,867

Other income (expense), net	1,787	950	98

Interest expense	(182)	(272)	(321)

Income before income taxes	38,170	27,904	23,288

Income tax provision	15,498	11,323	9,356

Net income	$22,672	$16,581	$13,932

Other comprehensive income (loss), net of tax:

Unrealized gain (loss) from available-for-sale securities:

Unrealized holding gain (loss) arising during the period	(161)	568	732

Reclassification adjustment for realized (gain) loss included in net income	(86)	(454)	153

Net unrealized gain (loss), net of income tax expense (benefit) of ($169) for 2004, $78 for 2003 and $608 for 2002	(247)	114	885

Comprehensive income	$22,425	$16,695	$14,817

Net income per common share:

Basic – Class A	$7.00	$5.11	$4.33

Basic – Class B	$6.13	$4.60	$3.90

Diluted	$6.70	$4.90	$4.14

Weighted average common shares outstanding:

Basic – Class A	2,217,675	2,015,859	1,991,230

Basic – Class B	1,164,977	1,363,584	1,363,790

Diluted	3,382,652	3,380,524	3,365,961

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)
	2004	2003	2002

Common Stock, Class A:
Balance, beginning of year	$844	$839	$835
Purchase and retirement of common stock (4,942 shares in 2003)		(1)
Shares issued under Stock Option Plan (2,000, 23,875 and 14,750 shares in 2004, 2003 and 2002, respectively)		6	4
Conversion of Class B to Class A	341

Balance, end of year	1,185	844	839

Common Stock, Class B:
Balance, beginning of year	341	341	341
Conversion of Class B to Class A	(341)

Balance, end of year	0	341	341

Capital surplus:
Balance, beginning of year	5,547	4,362	3,680
Purchase and retirement of common stock		(5)
Shares issued under Stock Option Plan	96	1,190	682

Balance, end of year	5,643	5,547	4,362

Notes receivable from officer/director:
Balance, beginning of year	0	0	(135)
Principal received			135

Balance, end of year	0	0	0

Unrealized gain (loss) on investments:
Balance, beginning of year	346	232	(653)
Net unrealized gain (loss)	(247)	114	885

Balance, end of year	99	346	232

Retained earnings:
Balance, beginning of year	111,675	97,006	83,074
Net income	22,672	16,581	13,932
Dividends declared to common stockholders	(70,945)	(1,622)
Purchase and retirement of common stock		(290)

Balance, end of year	63,402	111,675	97,006

Stockholders’ equity before treasury stock	70,329	118,753	102,780

Treasury stock, at cost	(3,753)	(3,753)	(3,753)

Total stockholders’ equity	$66,576	$115,000	$99,027

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
	2004	2003	2002

Cash flows from operating activities:
Cash received from customers	$503,553	$488,562	$402,847
Cash paid to suppliers and employees	(468,528)	(430,982)	(369,881)
Interest and dividends received	1,813	1,472	1,604
Interest paid	(184)	(258)	(331)
Income taxes paid	(26,046)	(6,244)	(8,706)

Net cash provided by operating activities	10,608	52,550	25,533

Cash flows from investing activities:
Capital expenditures	(12,641)	(5,752)	(4,023)
Purchases of investments	(15,737)	(11,836)	(21,667)
Sales of investments	25,070	6,828	14,686
Proceeds from the sale of property, plant and equipment	54	99	68

Net cash used in investing activities	(3,254)	(10,661)	(10,936)

Cash flows from financing activities:
Purchase and retirement of Company stock		(296)
Principal payments under capital lease obligations	(246)	(220)	(250)
Loan payments received from officer/director			135
Proceeds from exercise of stock options	58	874	576
Cash dividends paid	(70,100)	(811)

Net cash provided by (used in) financing activities	(70,288)	(453)	461

Net increase (decrease) in cash and cash equivalents	(62,934)	41,436	15,058

Cash and cash equivalents at beginning of year	71,597	30,161	15,103

Cash and cash equivalents at end of year	$8,663	$71,597	$30,161

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

	2004	2003	2002

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$22,672	$16,581	$13,932

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,990	8,126	8,139
Provision for losses on accounts and notes receivable	15		(20)
Provision for deferred income taxes	849	(5,022)	(698)
Loss on impairment of long-lived assets		4,311
Net loss (gain) from the disposal of property, plant and equipment	23	33	(19)
Realized gain on investments, net	(1,787)	(950)	(98)
Amortization of discount on investments	(196)	(128)	(143)
Tax benefit of stock option transactions	38	232	110
Stock compensation expense		90

Changes in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts and notes receivable	713	(1,217)	1,450
Inventories	(1,768)	(2,455)	206
Other current assets	(236)	690	1,071
Other assets	307	822	178

Increase (decrease) in liabilities:
Accounts payable and other accrued expenses	(20,386)	28,605	572
Deferred rent	399	691	724
Other liabilities	2,975	2,141	129

Net cash provided by operating activities	$10,608	$52,550	$25,533

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation and Business Description

The consolidated financial statements of Arden Group, Inc. (Company) include the accounts of the Company and its direct and indirect subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. The Company operates 18 supermarkets in Southern California.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period financial statement presentation, including reclassifying $5,038,000 of current deferred tax assets that were previously reported as long-term assets at January 3, 2004.

Fiscal Year

The Company operates on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the consolidated financial statements included herein ended on January 1, 2005 (52 weeks), January 3, 2004 (53 weeks) and December 28, 2002 (52 weeks).

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

Investments

The Company invests in marketable securities including mutual funds and debt and equity securities. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. The Company reviews its investment portfolio on a quarterly basis to determine if market declines below book value may be other-than-temporary. Any decline that is determined to be other-than-temporary is recorded as a loss on the Consolidated Statements of Operations and Comprehensive Income in accordance with Emerging Issues Task Force (EITF) No. 03-1, “The Meaning of Other Than Temporary Impairment and its Application to Certain Issues.” All marketable securities are defined as available-for-sale investments under the provisions of Statement of Financial Accounting Standards No. (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities.”

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

In January 2001, the Company invested $2,500,000 in a limited partnership that invests primarily in publicly traded, high yield bonds. This investment was sold in May 2004. The holding represented less than a 3% interest and the Company did not have the ability to exercise significant influence over the operating and financial policies of the partnership. Consequently, the investment was accounted for under the cost method. A gain of approximately $1,570,000 was recognized in 2004 equal to the difference between the sales price and the original cost and is included in Other Income (Expense) on the Consolidated Statements of Operations and Comprehensive Income.

Accounts and Notes Receivable

The Company monitors vendor receivables and extensions of credit on an ongoing basis and has not experienced significant losses related to its receivables. At January 1, 2005, the Company did not have significant credit risk concentrations. No single group or customer represented greater than 2% of total accounts and notes receivable. Issuance costs related to Gelson’s Markets (Gelson’s) charge cards are not significant and are expensed as incurred.

Inventories

Supermarket nonperishable inventories are stated at the lower of cost or market, with cost determined using the last-in, first-out (LIFO) method. Perishable inventories are valued at the lower of cost on a first-in, first-out (FIFO) method or market.

Inventory reserves are maintained for dry goods at historical run rates that are adjusted annually and trued up at each physical count (three times per year) to ensure adequacy of the reserve. Inventories of perishable items are taken at the end of every month, and balances are adjusted accordingly and flowed through cost of sales.

Property Held for Resale

It is the Company’s policy to hold for sale property considered by management as excess and no longer necessary for the operations of the Company. The aggregate carrying values of such owned property is periodically reviewed for impairment and adjusted when appropriate.

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

Normal repairs and maintenance are expensed as incurred. Expenditures which materially increase values, change capacities or extend useful lives are capitalized. Replacements are capitalized and the property, plant and equipment accounts are relieved of the items being replaced. The related costs and accumulated depreciation of disposed assets are eliminated and any gain or loss on disposition is included in delivery, selling, general and administrative (DSG&A) expense on the Consolidated Statements of Operations and Comprehensive Income.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment is recognized when estimated future cash flows (undiscounted and before interest charges) are less than carrying value. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital. If impairment analysis assumptions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur. To the extent that an asset is impaired, the excess of the carrying amount of the asset over its estimated fair value is charged against earnings.

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

Workers’ Compensation and General and Auto Liability Costs

In June 2003, the Company terminated its guaranteed cost workers’ compensation policy and purchased a high deductible workers’ compensation policy. Accordingly, the Company is primarily self-insured for losses related to workers’ compensation, as well as general and auto liability claims. The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis. Accruals are based on reported claims and an estimate of claims incurred but not reported. The Company’s liability reserve for unpaid and incurred but not reported claims at January 1, 2005 and January 3, 2004 was approximately $6,868,000 and $3,763,000, respectively. While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims.

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

During the third quarter of 2004, the Company revised the way it classifies income from licensed operations within its supermarkets, subleases, leases and finance charges. The net rental, license and other income is now recorded as a component of sales on the Consolidated Statements of Operations and Comprehensive Income. Previously, the revenue for these items had been classified as a reduction to DSG&A expense. Additionally, sales and cost of sales for one licensed department in the Company’s stores were recorded on the gross basis rather than reporting the net licensed revenue received. Income from all licensing arrangements, rental income and finance charges represents less than 1% of sales for all periods presented, and therefore is not disclosed separately on the Consolidated Statements of Operations and Comprehensive Income.

The Company has revised amounts previously reported for the years presented to conform to the revised classification. None of the classification changes has an impact on operating income, net income, net cash flow or any element of the Company’s Consolidated Balance Sheets for all periods presented. The Company does not consider the effect of these revisions in classifications in 2004 or in prior periods, individually or in the aggregate, to be material.

Merchandise Costs

Cost of goods sold and inventory includes product costs, net of discounts and allowances, and inbound freight charges. Purchasing and receiving costs, inspection costs, internal transfer costs, warehousing costs and other costs of the Company’s distribution network are recorded as DSG&A expense. These costs totaled approximately $6,203,000, $6,211,000 and $5,266,000 for 2004, 2003 and 2002, respectively. Warehousing and transportation costs include labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center and distribution system.

Vendor Allowances

Promotional and rebate allowances make up the majority of all allowances. With promotional allowances, vendors pay the Company to promote their product. The promotion may be a temporary price reduction, a feature in a print advertisement or newsletter, or placement of the vendor’s product in a preferred location in a store. The promotions are typically two to three weeks long and are recognized when the commitment has been fulfilled. Promotional and vendor rebate allowances are recorded as a reduction of cost of goods sold except advertising reimbursements which are recorded as a reduction of advertising expense which is included in DSG&A expense. The Company also receives other allowances which are recognized as a reduction of cost of goods sold when they are earned.

Occasionally, the Company receives rebate allowances in the form of upfront lump-sum payments from vendors. Under the terms of these long-term agreements, the Company earns the rebates as it purchases product from the vendor. The upfront payments are recorded as a liability when they are received and are recorded as a reduction of inventory cost as the product is purchased. In the event that the Company does not purchase the amount of product specified in the agreement, the upfront payments must be returned on a prorata basis to the vendor. If the contract does not specify that the rebate is earned as product is purchased, then the upfront payments are recorded as a liability when received and recognized as a reduction of cost of goods sold on a prorata basis as the product is sold.

Stock Options and Stock Appreciation Rights

As allowed by SFAS 123, “Accounting for Stock-Based Compensation” (as amended by SFAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure”), the Company follows the disclosure requirements of SFAS 123, but continues to account for its Non-Officer and Non-Director Stock Option Plan (Stock Option Plan) in accordance with Accounting Principles Board Opinion No. (APB) 25, “Accounting for Stock Issued to Employees,” which results in no charge to earnings when options are issued at fair market value.

The following table illustrates the effect on net income and net income per share as if the Fair Value Based method had been applied to all outstanding stock option awards in each period presented:

(In Thousands, Except Per Share Data)	2004	2003	2002

Net income as reported	$22,672	$16,581	$13,932

Add: Stock-based compensation expense determined under APB 25, net of related tax effects		53

Deduct: Total stock-based employee compensation expense determined under Fair Value Based method, net of related tax effects	(5)	(21)	(84)

Pro forma net income	$22,667	$16,613	$13,848

Net income per share:

Basic – Class A as reported	7.00	5.11	4.33
Basic – Class A pro forma	7.00	5.10	4.29

Basic – Class B as reported	6.13	4.60	3.90
Basic – Class B pro forma	6.13	4.60	3.90

Diluted – as reported	6.70	4.90	4.14
Diluted – pro forma	6.70	4.90	4.11

The Company has not issued any options since fiscal 2000. The weighted average fair value at date of grant for options issued in 2000 was $12.50 per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	6.54%
Expected dividend yield	0%
Expected option life	4 years
Expected stock price volatility	44.3%

The effects of applying SFAS 123 for the pro forma disclosures are not necessarily indicative of the effects expected on current or future net income and net income per common share as the valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns.

The Company has outstanding stock appreciation rights (SARs) that have been granted to non-employee directors and certain employees. Stock-based compensation under the SARs program is subject to variable accounting in accordance with Financial Accounting Standards Board Interpretation No. (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” The Company records compensation expense related to the vesting of SARs using the appropriate amortization schedule as required by FIN 28. In addition, changes in the market price of the Company’s Class A Common Stock (Class A) impact the charge related to SARs.

Effective beginning the third quarter of 2005, the Company will account for the Stock Option Plan and the SARs program in accordance with SFAS 123R as discussed below under “Recent Accounting Standards.”

Environmental Costs

Costs incurred to investigate and remediate contaminated sites are expensed as incurred.

Store Opening Costs

Noncapital expenditures incurred in opening a new store are expensed as incurred.

Advertising and Sales Promotion Costs

Advertising and sales promotion costs are expensed as incurred and totaled $3,047,000, $2,844,000 and $2,760,000 in 2004, 2003 and 2002, respectively.

Rental Expense

Rental payments on operating leases are recorded over the lease term as they become payable or receivable except for rental payments on leases with scheduled rent increases which are recognized on a straight-line basis over the term of the lease.

Income Taxes

Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Common Stock and Net Income Per Share

Effective with the second quarter of 2004, the Company adopted EITF No. 03-6, “Participating Securities and the Two-Class method under Financial Accounting Standards Board Statement No. 128” which requires the use of the Two-Class method to calculate basic net income per share when a company has convertible participating securities. Prior to November 10, 2004, the Company had two classes of Common Stock including Class B Common Stock (Class B) which was convertible on a share by share basis into Class A. Class B shareholders were entitled to share in 90% of the dividends (other than stock dividends) paid to Class A shareholders. Under the Two-Class method, the Company assumes that 100% of undistributed earnings are distributed to Class A and Class B shareholders according to the formula for allocation of dividends. Consequently, the Two-Class method results in a higher allocation of net income and net income per share to Class A versus Class B shareholders. Basic net income per share is computed by dividing the net income attributable to Class A and Class B shareholders, respectively, by the weighted average number of common shares outstanding under each class during the period. In accordance with EITF No. 03-6, prior periods have been restated using the Two-Class method.

Diluted net income per share is computed using the If Converted method in accordance with SFAS 128. Diluted net income per share is computed by dividing net income attributable to common shareholders by the weighted average number of common and potential common shares outstanding during the period. Potential common shares included in the diluted computation represent shares issuable upon assumed exercise of stock options using the Treasury Stock method. Diluted net income per share is only shown for a single class of common shares because, under the If Converted method, it is assumed that all Class B shares are converted to Class A.

Net Income Per Share Reconciliation

(In Thousands Except Share and Per Share Data):	2004	2003	2002
Basic net income per share:

Common Stock - Class A

Dividends paid (1)	$2,360	$1,009
Undistributed earnings	13,167	9,298	$8,619

Allocated earnings	$15,527	$10,307	$8,619

Weighted average shares	2,217,675	2,015,859	1,991,230

Net income per share	$7.00	$5.11	$4.33

Common Stock - Class B

Dividends paid (1)	$920	$613
Undistributed earnings	6,225	5,661	$5,313

Allocated earnings	$7,145	$6,274	$5,313

Weighted average shares	1,164,977	1,363,584	1,363,790

Net income per share	$6.13	$4.60	$3.90

Diluted net income per share:

Net income allocated to Class A	$15,527	$10,307	$8,619
Net income allocated to Class B	7,145	6,274	5,313

Total net income	$22,672	$16,581	$13,932

Weighted average shares:

Class A shares outstanding	2,217,675	2,015,859	1,991,230
Assumed conversion of Class B	1,164,977	1,363,584	1,363,790
Assumed exercise of stock options		1,081	10,941

Total weighted average shares	3,382,652	3,380,524	3,365,961

Net income per share	$6.70	$4.90	$4.14

(1)	Dividends paid exclude the payment of a $67,665 special dividend in fiscal 2004 as it related to prior years’ undistributed earnings.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Impact of Recently Issued Accounting Standards

In March 2004, the EITF amended and ratified previous consensus on EITF No. 03-1, “The Meaning of Other Than Temporary Impairment and its Application to Certain Issues.” EITF No. 03-1 establishes guidance to be used in determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The effective date was originally the Company’s third quarter of 2004. In September 2004, the Financial Accounting Standards Board (FASB) issued EITF No. 03-1-1, “Effective Date of Paragraphs 10-20 of EITF 03-1” to delay the effective date pending further discussions by the EITF. During the period of delay, the Company will continue to apply applicable pronouncements to determine any other than temporary impairments of its investments.

In June 2004, the EITF issued EITF No. 03-6 “Participating Securities and the Two-Class method under Financial Accounting Standards Board Statement No. 128” which requires the use of the Two-Class method to calculate basic net income per share when a company has convertible participating securities. EITF No. 03-6 was effective for the Company’s second quarter of 2004. Adoption of the provisions of EITF No. 03-6 resulted in separate net income per share disclosures for the Company’s Class A and B.

In November 2003, the EITF reached a consensus on Issue No. 03-10, “Application of EITF 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” EITF No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. EITF No. 03-10 was effective for the Company’s first quarter of 2004. Adoption of the provisions of EITF No. 03-10 did not have an impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS 151 provides examples of “abnormal” costs including costs of idle facilities, excess freight and handling costs and spoilage. SFAS 151 is effective for the Company’s fiscal year beginning January 1, 2006. Adoption of this standard will not have an impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 123R (revised 2004), “Share-Based Payment” which will be effective in the third quarter of fiscal 2005. This statement will eliminate the ability to account for share-based compensation transactions using APB 25, “Accounting for Stock Issued to Employees” and will require instead that compensation expense be recognized based on the fair value on the date of the grant. Additional footnote disclosures will be required. The Company is in the process of evaluating the impact on the Company’s consolidated financial statements.

2.	Investments

Marketable securities are shown on the accompanying Balance Sheets at their fair value. The Company’s investment in a limited partnership as of January 3, 2004 (shown in the table below) was accounted for under the cost method as the Company owned less than 3% of the partnership and did not have the ability to exercise significant influence over the operating and financial policies of the partnership. The Company sold this investment in May 2004 for approximately $4,070,000 recognizing a gain of $1,570,000.

		Unrealized
(In Thousands)	Cost	Gain (Loss)	Fair Value

As of January 1, 2005:

Investments:
Mutual funds	$21,729	$(13)	$21,716
United States government securities	1,997	(16)	1,981
Debt securities	2,185	196	2,381

Total	$25,911	$167	$26,078

As of January 3, 2004:

Investments:
Mutual funds	$26,755	$186	$26,941
United States government securities	1,994	16	2,010
Debt securities	2,010	383	2,393
Limited partnership	2,500		2,500

Total	$33,259	$585	$33,844

The investments in debt and United States government securities all have maturity dates of less than two years. Realized net gain (loss) from the sale of investments was $1,739,000, $843,000 and ($211,000) in 2004, 2003 and 2002, respectively. In addition, the Company recognized capital gain income from mutual funds of $48,000, $107,000 and $309,000 in 2004, 2003 and 2002, respectively. Realized net gain (loss) from the sale of investments and capital gain income are included in Other Income (Expense) on the Consolidated Statements of Operations and Comprehensive Income.

3.	Accounts and Notes Receivable, Net

(In Thousands)	January 1, 2005	January 3, 2004

Accounts receivable, trade	$3,388	$3,899
Notes receivable		96
Other accounts receivable	2,826	2,946

	6,214	6,941

Less: Allowance for doubtful accounts and notes receivable	(181)	(180)

	$6,033	$6,761

The provision (recoveries) for doubtful accounts and notes receivable in 2004, 2003 and 2002 was approximately $15,000, $0 and ($20,000).

4.	Inventories

Inventories valued by the LIFO method totaled $15,586,000 in 2004, $13,880,000 in 2003 and $11,601,000 in 2002. Inventory balances would have been $3,771,000, $3,399,000 and $3,186,000 higher at the end of 2004, 2003 and 2002, respectively, if they had been stated at the lower of FIFO cost or market. The LIFO effect on net income was a decrease of approximately $221,000, a decrease of $126,000 and an increase of $150,000 in 2004, 2003 and 2002, respectively.

5.	Significant Supplier

During 2004, the Company procured approximately 20% of its product through Unified Western Grocers, Inc. (Unified), a grocery cooperative. As a member-patron, the Company is required to provide Unified with certain minimum deposits and credit in order to purchase product from the cooperative. As of January 1, 2005, the Company had approximately $2,321,000 on deposit with Unified. The minimum deposit requirement is satisfied through a combination of cash, credit and ownership of equity shares in Unified.

6.	Property, Plant and Equipment

(In Thousands)	January 1, 2005	January 3, 2004

Land	$8,584	$8,584
Buildings and improvements	9,693	9,693
Store fixtures and office equipment	40,049	36,065
Transportation equipment	2,774	2,664
Machinery and equipment	1,268	1,236
Leasehold improvements	45,484	39,206
Leasehold interests	4,538	4,538
Assets under capital leases	3,058	3,058
Assets under construction	761	488

	116,209	105,532

Accumulated depreciation and amortization	(64,998)	(59,895)

	$51,211	$45,637

As of January 1, 2005, approximately $26,364,000 of property, plant and equipment (at cost) was fully depreciated and is still being used in operations. As of January 1, 2005, the Company has recorded $2,749,000 in accumulated amortization for assets under capital lease.

In the fourth quarter of 2003, the Company recorded a $4,311,000 pre-tax impairment on long-lived assets related to leasehold improvements and equipment at its Pasadena store. Sales at Pasadena have been below management’s expectations since the store’s initial opening in September 2001. During the fourth quarter of 2003, a labor dispute in the Company’s trade area temporarily resulted in improved sales at the Pasadena store. Sales have declined since the conclusion of the labor dispute although they are still higher than prestrike levels. The Pasadena store is currently open and operating; however, sales still are not meeting management’s original expectations. The impaired assets are in use at the store at this time. The impairment charge, a component of DSG&A expense, reflects the difference between the carrying value of the Pasadena assets and the estimated fair value, which is based on the discounted future cash flows using a risk-free interest rate. The Company has exercised its right to terminate its lease at the Pasadena location effective Spring 2005; however, discussions are currently ongoing as to the possibility of renewing the lease on different terms.

7.	Other Current Liabilities

(In Thousands)	January 1, 2005	January 3, 2004

Employee compensated absences	$5,267	$4,612
Stock appreciation rights	3,057	1,027
Employee benefits	2,834	9,039
Taxes (excluding income taxes)	2,631	3,015
Payroll	1,968	1,803
Workers’ compensation	1,739	1,065
Rent	1,005	1,586
Dividends payable	846	811
Other	3,734	2,993

	$23,081	$25,951

8.	Long-Term Debt

	Current		Non-Current
	January 1,	January 3,	January 1,	January 3,
(In Thousands)	2005	2004	2005	2004
Obligations under capital leases	$273	$245	$536	$810
7% Subordinated income debentures due September 1, 2014			1,228	1,228

	$273	$245	$1,764	$2,038

At January 1, 2005, the approximate principal payments required on long-term debt for each fiscal year are as follows:

(In Thousands)

2006	$304
2007	232
2014	1,228

$1,764

The Company has bank revolving lines of credit in the amount of $12,000,000 which expires in August 2006 and $3,000,000 which expires in October 2005. Borrowings bear interest at the bank’s prime rate or the adjusted London Interbank Offer Rate (LIBOR) plus an index up to 1.2%. At the end of 2004 and 2003, there were no amounts borrowed against either of the revolving lines of credit. The Company currently maintains four standby letters of credit aggregating $10,844,000 pursuant to the Company’s general liability and workers’ compensation self-insurance programs. The standby letters of credit reduce the available borrowings under its revolving lines of credit.

Debentures: The indenture relating to the 7% subordinated income debentures (7% Debentures), due September 1, 2014, provides for interest payable semi-annually on March 1 and September 1 to the extent that current annual net income is sufficient therefor, or at the discretion of the Company, out of available retained earnings. No accrued interest was in arrears as of January 1, 2005. The debentures are recorded at face value which approximates its fair value.

9.	Capital Stock

Class A Common Stock: The Company is authorized to issue 10,000,000 shares of Class A, par value $.25 per share. At January 1, 2005 and January 3, 2004, shares issued were 4,740,452 and 3,374,868, respectively, including 1,357,200 treasury shares. During 2003, the Company purchased and retired 4,942 shares of its Class A for an aggregate purchase price of approximately $296,000. The Class A has one vote per share on all matters on which stockholders are entitled to vote or consent.

Class B Common Stock: The Company was authorized to issue 1,500,000 shares of convertible participating Class B, par value $.25 per share. At January 1, 2005 and January 3, 2004, there were 0 and 1,363,584 shares issued and outstanding. The Class B had ten votes per share on virtually all matters on which stockholders were entitled to vote or consent. Cash or property dividends on Class B were restricted to an amount equal to 90% of any dividend paid on Class A. Transfer of Class B was restricted to other Class B stockholders and certain other classes of transferees. Class B was convertible, at the option of the holder, into Class A on a share-for-share basis.

On October 25, 2004, the Company’s Board of Directors declared a special dividend of $20 per share on its Class A and $18 per share on its Class B. The dividend totaled approximately $67,665,000 and was paid on December 16, 2004 to holders of record on November 15, 2004.

As of the dividend declaration date, Bernard Briskin, Chairman of the Board and Chief Executive Officer of the Company, was the beneficial owner of 1,362,496 shares of the Company’s Class B (a portion of which was beneficially owned with his spouse), representing over 99% of the then outstanding Class B of the Company. On November 10, 2004, Mr. Briskin and his spouse elected to convert shares of Class B owned by them into an equal number of the Company’s Class A shares. The conversion of these shares triggered the automatic and simultaneous conversion of all remaining Class B shares as provided under the Company’s Restated Certificate of Incorporation. As a result, all owners of the Company’s Class B became owners of Class A prior to the dividend record date and were entitled to receive the dividend payable on Class A issued upon such conversion.

The Board of Directors also approved a $20 antidilution adjustment reducing the exercise price of all outstanding SARs to account for the anticipated effect of the special dividend on the Company’s Class A share price.

On January 20, 2005, the Company paid a regular quarterly cash dividend of 25 cents per share of Class A, aggregating $846,000, to stockholders of record on December 31, 2004.

10.	Stock Options and Stock Appreciation Rights

In 1998, the Company adopted the Stock Option Plan which initially provided for the granting of stock options to key employees to purchase up to 35,000 shares of the Company’s Class A. The Stock Option Plan was amended in fiscal 2000 to increase the number of shares available thereunder to an aggregate of 70,000 shares. The objective of the Stock Option Plan is to attract and retain quality personnel and to promote the success of the Company by providing employees the opportunity to share in its growth. These options vest at 25% per year beginning at the end of the first year and expire five years from the date of grant. The exercise price of stock options granted under the Stock Option Plan is equal to the fair market value of the Company’s Class A on the date of grant. There were no stock options issued and outstanding as of January 1, 2005.

The Company also has granted SARs covering shares of the Company’s Class A to non-employee directors and certain officers and employees of the Company. Each SAR entitles the holder to receive upon exercise thereof the excess of the fair market value of a share of Class A on the date of exercise over the fair market value of such share on the date granted. The SARs vest 25% each year beginning at the end of the first year and expire five years from the date of grant.

Stock options and SARs transactions during the past three years are summarized below. The weighted average exercise price of SARs outstanding on October 25, 2004, was adjusted to reflect the declaration of a special dividend of $20 per share of the Company’s Class A on that date to shareholders of record on November 15, 2004.

			SARs (1)
			Officers and		Non-Employee
	Stock Options (1)		Employees		Directors
		Weighted		Weighted		Weighted
	Options	Average Price ($)	SARs	Average Price ($)	SARs	Average Price ($)
Outstanding as of 12/29/01	41,500	16.97	20,000	14.53	50,000	12.85

Exercised	14,750	19.07	12,500	16.72	17,500	9.06

Outstanding as of 12/28/02	26,750	15.81	7,500	10.89	32,500	14.89

Granted			64,500	51.88	10,000	34.25
Exercised	23,875	16.62	3,125	13.44	13,250	9.06
Forfeitures	875	9.06

Outstanding as of 1/3/04	2,000	9.06	68,875	49.16	29,250	24.15

Granted			13,000	57.00	50,000	57.50
Exercised	2,000	9.06	9,450	34.81	19,250	19.71

Outstanding as of 1/1/05	0	0	72,425	52.44	60,000	53.36

Exercisable as of 1/1/05			11,050

Available for grant as of 1/1/05	28,500		N/A		N/A

The following table summarizes information about the Company’s SARs outstanding at January 1, 2005:

	Options Outstanding (1)			Options Exercisable (1)
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
($) Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price (1)	Outstanding	Life	Price ($)	Exercisable	Price ($)
SARs — Officers & Employees
40.50	20,000	3.6 years	40.50	5,000	40.50
57.00	39,425	3.9 years	57.00	6,050	57.00
57.00	13,000	4.5 years	57.00

	72,425	3.9 years	52.44	11,050	49.53

SARs — Non-Employee Directors
28.00	2,500	1.5 years	28.00
34.25	7,500	3.3 years	34.25
57.50	50,000	4.1 years	57.50

	60,000	3.8 years	53.36	0	0

(1)	Exercise price reflects a $20 antidilution adjustment. See Note 9 above.

For 2004, 2003 and 2002, the Company incurred compensation expense related to SARs of $3,658,000, $740,000 and $481,000, respectively.

11.	Retirement Plans

The Company contributes to multi-employer union pension plans, administered by various trustees, which may be deemed to be defined benefit plans. Contributions to these plans are based upon negotiated wage contracts. Information relating to accumulated benefits and fund assets as they may be allocable to the participants at January 1, 2005 is not available. The Company’s total union pension expense for all plans for 2004, 2003 and 2002 amounted to $6,064,000, $4,787,000 and $3,086,000, respectively. Contributions to the multi-employer union pension plan covering the majority of the Company’s employees were suspended for two months in 2003 and six months in 2002.

The Arden Group, Inc. 401(k) Retirement Savings Plan (Company Savings Plan) covers all nonunion employees of the Company and its subsidiaries who have attained the age of 18 and have completed at least one year of service. The Company Savings Plan provides that, with certain limitations, a participating employee may elect to contribute up to 100% of such employee’s annual compensation up to a maximum of $13,000 in 2004 to the Company Savings Plan on a tax-deferred basis. The Company made discretionary contributions to the Company Savings Plan of $805,000, $837,000 and $806,000 for the years 2004, 2003 and 2002, respectively.

The Company maintains a noncontributory, trusteed Stock Bonus Plan (Plan) which is qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended. Under the Third Amendment to the Plan, effective January 1, 2002, no new participants or contributions to the Plan are allowed. Existing contributions must be invested in the Company’s Class A with excess cash being invested in certain government-backed securities.

An employment agreement with a key executive officer provides for annual retirement compensation equal to 25% of his average base salary and bonus earned in the last three years prior to his retirement. The Company has accrued its obligation under the terms of the employment agreement. The Company accrued $521,000, $101,000 and $510,000 toward this benefit in 2004, 2003 and 2002, respectively.

12.	Multi-Employer Union Health Care Plans

The Company contributes to multi-employer union health care plans, administered by various trustees, in accordance with the provisions of various labor contracts. Contributions to these plans are generally based on the number of straight-time hours worked. The Company’s expense for these plans totaled $16,977,000, $21,019,000 and $11,927,000 for 2004, 2003 and 2002, respectively. Health care expense in 2003 reflects a $5,797,000 assessment by the trust fund covering the majority of the Company’s employees to pay health care claims and restore trust fund reserves depleted during the labor dispute. In addition, pension plan contributions for the same group of employees were suspended for two months in 2003 and six months in 2002. There were no other employer withdrawals, shortfall contributions, maintenance of benefit clauses or other material changes that affected the comparability of employer and multi-employer contributions from year to year.

13.	Income Taxes

The composition of the federal and state income tax provision (benefit) is as follows:

(In Thousands)	2004	2003	2002

Current:
Federal	$11,433	$12,457	$7,420
State	3,385	3,811	2,026

Total current tax provision	14,818	16,268	9,446

Deferred:
Federal	709	(3,587)	(73)
State	(29)	(1,358)	(17)

Total deferred tax provision	680	(4,945)	(90)

Total income tax provision	$15,498	$11,323	$9,356

The Company’s deferred tax assets (liabilities) were attributable to the following:

(In Thousands)	January 1, 2005	January 3, 2004

Deferred tax assets:
Accrued expenses	$6,640	$6,369
Deferred rent	1,985	1,822
State income taxes	1,170	1,174
Allowance for doubtful accounts	74	73
Capital lease obligations	333	433
Other	328	1,243

Deferred tax assets	10,530	11,114

Deferred tax liabilities:
Deferred gain on debenture exchange	(3,016)	(3,177)
Capital lease assets	(126)	(172)
Other	(1,058)	(755)

Deferred tax liabilities	(4,200)	(4,104)

Deferred income taxes, net	$6,330	$7,010

Reconciliation of the statutory federal rate and effective rate is as follows:

	2004		2003		2002
(In Thousands, Except Percentage Amounts)	Amount	Rate	Amount	Rate	Amount	Rate

Federal tax at statutory rate	$13,360	35.0%	$9,767	35.0%	$8,151	35.0%
State income taxes, net of federal tax benefit	2,193	5.7%	1,603	5.7%	1,338	5.7%
Other	(55)	( .1%)	(47)	( .1%)	(133)	( .5%)

	$15,498	40.6%	$11,323	40.6%	$9,356	40.2%

14.	Leases

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

Assets Under Capital Leases: Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease. Contingent rentals associated with capital leases in 2004, 2003 and 2002 were $464,000, $428,000 and $235,000, respectively, and accordingly have been charged to expense as incurred. Following is an analysis of assets under capital leases:

(In Thousands)	January 1, 2005	January 3, 2004

Buildings:
Cost	$3,058	$3,058
Accumulated amortization	(2,749)	(2,636)

	$309	$422

Future minimum lease payments for the assets under capital leases at January 1, 2005 are as follows:

(In Thousands)

2005	$347
2006	347
2007	246

Total minimum obligations	940

Interest	(131)

Present value of net minimum obligations	809
Current portion	(273)

Long-term obligations	$536

Operating Leases and Subleases: In addition to capital leases, the Company is obligated under operating leases, primarily for buildings, which expire at various dates through 2026. Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at January 1, 2005 are as follows:

		Deduct	Net
		Sublease	Rental
(In Thousands)	Commitments	Rentals	Commitments

2005	$7,537	$597	$6,940
2006	7,980	617	7,363
2007	8,250	615	7,635
2008	7,879	611	7,268
2009	7,539	613	6,926
Thereafter	76,533	1,700	74,833

	$115,718	$4,753	$110,965

Rent expense under operating leases was as follows:

(In Thousands)	2004	2003	2002

Minimum rent	$8,870	$8,002	$8,301
Contingent rent	1,629	2,043	1,277

	10,499	10,045	9,578
Sublease rentals	(1,636)	(1,673)	(1,707)

	$8,863	$8,372	$7,871

15.	Related Party Transactions

At December 29, 2001, the Company held two notes receivable with balances totaling $135,000 from an officer/director of the Company. In August 2002, the notes were repaid in full by the officer/director. These notes arose from transactions in 1979 and 1980 whereby the Company loaned the officer/director money to purchase shares of the Company’s Class A at the then fair market value. The notes bore interest at the rate of 6% per annum payable annually.

A director of the Company is a partner of a law firm which performs legal services for the Company.

16.	Commitments and Contingent Liabilities

The Company has an employment agreement with a key executive officer and shareholder which expires on January 1, 2007. In addition to a base salary, the agreement provides for a bonus based on pre-tax earnings. No maximum compensation limit exists. Total salary and bonus expensed in 2004, 2003 and 2002 was approximately $1,952,000, $1,565,000 and $1,379,000, respectively.

The Company is primarily self-insured for losses related to workers’ compensation and general and auto liability claims. The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis. Accruals are based on reported claims and an estimate of claims incurred but not reported. While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims. The Company’s liability reserve for unpaid and incurred but not reported claims at January 1, 2005 and January 3, 2004 was approximately $6,868,000 and $3,763,000, respectively. The increase in the reserve is the result of the Company’s switch from a guaranteed cost workers’ compensation program to a high deductible workers’ compensation policy in June 2003. The reserve as of January 3, 2004 reflects the accrual for claims for approximately seven months, whereas, the reserve as of January 1, 2005 covers approximately nineteen months.

As of January 1, 2005, management had authorized expenditures on incomplete projects for the construction and purchase of property, plant and equipment which totaled approximately $2,086,000.

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

17.	Selected Quarterly Financial Data (Unaudited)

(In Thousands, Except Per Share Data)
					Diluted
			Gross		Net Income
Quarter		Sales (1)	Profit (1)	Net Income (2)	Per Share (3)

2003

	First	$99,620	$44,325	$2,785	$.82
	Second	100,550	45,012	3,275	.97
	Third	101,060	45,432	2,985	.88
	Fourth (4)(5)	185,148	80,951	7,536	2.23

2004

	First (4)	$147,394	$66,054	$8,555	$2.53
	Second	119,863	53,037	5,767	1.70
	Third	113,391	50,955	4,416	1.31
	Fourth (5)	122,250	55,367	3,934	1.16

(1)	Sales and gross profit for 2003 and 2004 reflect the Company’s change in classification of net rental, license and other income to sales rather than as a reduction of DSG&A expense. In addition, sales and cost of sales for one licensed department in the Company’s stores were previously recorded on the gross basis. The sales figures shown above reflect net licensed revenue as a component of sales.

(2)	The fourth quarter of 2003 includes a $4,311 impairment charge related to the Company’s Pasadena location and a $5,797 charge to pay union health care claims and restore trust fund reserves to the required levels. The second quarter of 2004 includes a $1,570 gain from the sale of the Company’s investment in a limited partnership which was accounted for under the cost method.

(3)	Earnings per share is calculated using the weighted average outstanding shares for the quarter.

(4)	The fourth quarter 2003 and the first quarter 2004 results were favorably impacted by a labor dispute in the Company’s trade area.

(5)	The fourth quarter of 2003 was a 14-week quarter compared to 13 weeks in the fourth quarter of 2004.

Report of Independent Registered Public Accounting Firm

To the Stockholders of Arden Group, Inc.:

We have completed an integrated audit of Arden Group, Inc.’s January 1, 2005 consolidated financial statements and of its internal control over financial reporting as of January 1, 2005 and audits of its January 3, 2004 and December 28, 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows, present fairly, in all material respects, the financial position of Arden Group, Inc. and its subsidiaries at January 1, 2005 and January 3, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 1, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Los Angeles, California
March 8, 2005

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
3.1.1	Restated Certificate of Incorporation of Arden Group, Inc. dated November 7, 1988 filed as Exhibit 3.1 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 31, 1988 and incorporated herein by reference.

3.1.2	Certificate of Amendment of Restated Certificate of Incorporation of Arden Group, Inc. dated June 17, 1998 filed as Exhibit 3.1.2 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended January 2, 1999 and incorporated herein by reference.

3.2.1	Amended and Restated By-Laws of Arden Group, Inc. as amended as of November 6, 2001 filed as Exhibit 3.2.2 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 29, 2001 and incorporated herein by reference.

4.1	Indenture dated as of September 1, 1964 between Arden Farms Co. and Security First National Bank, as Trustee, pertaining to 6% Subordinated Income Debentures, due September 1, 2014, filed as Exhibit 4.2 to Registration Statement on Form S-1 of Arden Group, Inc. and Arden-Mayfair, Inc., Registration No. 2-58687, and incorporated herein by reference.

4.1.1	First Supplemental Indenture dated as of November 7, 1978, to Indenture which is Exhibit 4.1, filed as Exhibit 7 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 30, 1978 and incorporated herein by reference.

4.1.2	Second Supplemental Indenture dated as of November 7, 1978, to Indenture which is Exhibit 4.1, filed as Exhibit 8 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 30, 1978 and incorporated herein by reference.

4.1.3	Third Supplemental Indenture dated April 24, 1981, to Indenture which is Exhibit 4.1, filed as Exhibit 4.2.3 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended April 4, 1981 and incorporated herein by reference.

10.1*	Employment Agreement dated May 13, 1988 by and among Arden Group, Inc., Arden-Mayfair, Inc., Telautograph Corporation and Gelson’s Markets and Bernard Briskin, filed as Exhibit 10 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended July 2, 1988 and incorporated herein by reference.

Exhibit
10.2*	Amendment to Employment Agreement dated April 27, 1994 by and between Arden Group, Inc., Arden-Mayfair, Inc., AMG Holdings, Inc. and Gelson’s Markets and Bernard Briskin, filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended April 2, 1994 and incorporated herein by reference.

10.3	Form of Indemnification Agreement between the Registrant and the Directors and certain officers, filed as Exhibit 10.13 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 29, 1990 and incorporated herein by reference.

10.4*	Second Amendment to Employment Agreement as of January 1, 1997 by and between Arden Group, Inc., Arden-Mayfair, Inc., AMG Holdings, Inc. and Gelson’s Markets and Bernard Briskin, filed as Exhibit 10.9 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended January 3, 1998 and incorporated herein by reference.

10.5*	Phantom Stock Plan of Arden Group, Inc., filed as Exhibit 10.11 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended January 2, 1999 and incorporated herein by reference.

10.6*	Form of Non-Employee Director Phantom Stock Unit Agreement with each of John G. Danhakl, Robert A. Davidow, Daniel Lembark and Ben Winters filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended July 1, 2000 and incorporated herein by reference.

10.7*	Form of Non-Employee Director Phantom Stock Unit Agreement with Kenneth A. Goldman dated June 19, 2001 filed as Exhibit 10.13 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 29, 2001 and incorporated herein by reference.

10.8*	Form of Amendment to Non-Employee Director Phantom Stock Unit Agreement with each John G. Danhakl, Robert A. Davidow, Daniel Lembark, Ben Winters and Kenneth A. Goldman dated December 9, 2002 filed as Exhibit 10.14 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 28, 2002 and incorporated herein by reference.

10.9*	Arden Group, Inc., Non-Officer and Non-Director Stock Option Plan filed as Exhibit 10.15 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 28, 2002 and incorporated herein by reference.

10.9.1*	Form of Stock Option Plan Agreement filed as Exhibit 10.15.1 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 28, 2002 and incorporated herein by reference.

Exhibit
10.10*	Form of Non-Employee Director Phantom Stock Unit Agreement with Steven Romick filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended June 28, 2003 and incorporated herein by reference.

10.11*	Form of Non-Employee Director Phantom Stock Unit Agreement with each of John G. Danhakl, Robert A. Davidow, Ben Winters, Kenneth A. Goldman and Steven Romick dated January 20, 2004.

21.	Subsidiaries of Registrant filed as Exhibit 21 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 28, 2002 and incorporated herein by reference.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report.