Form 10-Q
period 2005-04-02
ARDEN GROUP INC
filed 2005-05-16
CIK 225051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

The number of shares outstanding of the registrant’s classes of common stock as of April 11, 2005 was:

3,383,252 of Class A Common Stock

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

Assets	April 2, 2005	January 1, 2005

Current assets:
Cash and cash equivalents	$16,322	$8,663
Investments	26,009	26,078
Accounts and notes receivable, net	4,896	6,033
Inventories, net	16,232	18,765
Deferred income taxes	1,960	3,647
Other current assets	2,653	2,019

Total current assets	68,072	65,205

Property held for resale	51	51
Property, plant and equipment, net	50,549	51,211
Deferred income taxes	3,062	2,683
Other assets	3,458	2,985

Total assets	$125,192	$122,135

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$15,441	$17,560
Federal and state income taxes payable	2,596	408
Current portion of long-term debt	203	273
Other current liabilities	20,720	23,081

Total current liabilities	38,960	41,322

Long-term debt	1,621	1,764
Deferred rent	5,361	4,872
Other liabilities	8,181	7,601

Total liabilities	54,123	55,559

Commitments and contingent liabilities (Note 6)

Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 4,740,452 shares issued and outstanding as of April 2, 2005 and January 1, 2005 including 1,357,200 treasury shares	1,185	1,185
Common Stock, Class B, $.25 par value; convertible participating; authorized 1,500,000 shares; no shares issued and outstanding as of April 2, 2005 and January 1, 2005	0	0
Capital surplus	5,643	5,643
Unrealized gain (loss) on investments	(45)	99
Retained earnings	68,039	63,402

	74,822	70,329
Treasury stock, at cost	(3,753)	(3,753)

Total stockholders’ equity	71,069	66,576

Total liabilities and stockholders’ equity	$125,192	$122,135

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

	Thirteen Weeks Ended
	April 2, 2005	April 3, 2004

Sales	$115,976	$147,394

Cost of sales	63,472	81,340

Gross profit	52,504	66,054

Delivery, selling, general and administrative expenses	43,506	51,930

Operating income	8,998	14,124

Interest and dividend income	297	363

Interest expense	(42)	(49)

Income before income taxes	9,253	14,438

Income tax provision	3,770	5,883

Net income	$5,483	$8,555

Other comprehensive income (loss), net of tax:

Net unrealized holding gain (loss) from available-for-sale securities, net of income tax expense (benefit) of ($98) and $89 for 2005 and
2004, respectively	(145)	127

Comprehensive income	$5,338	$8,682

Net income per common share:

Basic — Class A Common Stock	$1.62	$2.64

Basic — Class B Common Stock	0.00	2.37

Diluted	1.62	2.53

Weighted average common shares outstanding:

Basic — Class A Common Stock	3,383,252	2,017,668

Basic — Class B Common Stock	0	1,363,584

Diluted	3,383,252	3,382,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)

	Thirteen Weeks Ended
	April 2, 2005	April 3, 2004

Cash flows from operating activities:
Cash received from customers	$117,105	$149,558
Cash paid to suppliers and employees	(107,092)	(144,558)
Interest and dividends received	246	312
Interest paid	(64)	(71)
Income taxes paid	(176)	(11,300)

Net cash provided by (used in) operating activities	10,019	(6,059)

Cash flows from investing activities:
Capital expenditures	(1,324)	(981)
Purchases of investments	(124)	(70)
Proceeds from the sale of property, plant and equipment	0	32

Net cash used in investing activities	(1,448)	(1,019)

Cash flows from financing activities:
Principal payments under capital lease obligations	(66)	(59)
Cash dividends paid	(846)	(811)

Net cash used in financing activities	(912)	(870)

Net increase (decrease) in cash and cash equivalents	7,659	(7,948)

Cash and cash equivalents at beginning of period	8,663	71,597

Cash and cash equivalents at end of period	$16,322	$63,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In Thousands)

	Thirteen Weeks Ended
	April 2, 2005	April 3, 2004

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$5,483	$8,555

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,853	1,783
Provision for losses on accounts and notes receivable	3	10
Provision for deferred income taxes	1,406	2,733
Net (gain) from the disposal of property, plant and equipment	(14)	(25)
Amortization of discount on investments	(49)	(41)
Stock appreciation rights compensation expense (income)	(1,592)	105

Change in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts and notes receivable	1,134	1,180
Inventories	2,533	(752)
Other current assets	(634)	(351)
Other assets	(473)	(83)

Increase (decrease) in liabilities:
Accounts payable and other accrued expenses	(700)	(20,216)
Deferred rent	489	46
Other liabilities	580	997

Net cash provided by (used in) operating activities	$10,019	$(6,059)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements of Arden Group, Inc. (Company) include the accounts of the Company and its direct and indirect subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. The Company operates 18 full-service supermarkets in Southern California carrying both perishable and grocery products.

The accompanying condensed consolidated financial statements for the thirteen weeks ended April 2, 2005 and April 3, 2004 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles (GAAP) for interim financial information. These financial statements have not been audited by an independent registered public accounting firm but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) regulations. Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2004 Annual Report on Form 10-K. The results of operations for the thirteen week period ended April 2, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period financial statement presentation, including the reclassification of $811,000 of cash dividends paid which were originally included under Cash Paid to Suppliers and Employees on the Condensed Consolidated Statement of Cash Flows for the quarter ended April 3, 2004. The dividends have been reclassified to Cash Flows from Financing Activities. The reclassification had no effect on net cash flow.

Revenue Recognition

The Company recognizes revenue at the time of sale. Discounts given to customers are recorded at the point of sale as a reduction of revenues. The Company maintains a bad debt allowance for receivables from vendors and Gelson’s Markets (Gelson’s) credit card sales. Valuation reserves are adjusted periodically based on historical recovery rates. The Company records income from licensing arrangements, subleases, leases and finance charges as they are earned.

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

The Company has revised amounts previously reported for the thirteen weeks ended April 3, 2004 to conform to the revised classification. None of the classification changes had an impact on operating income, net income, net cash flow or any element of the Company’s Consolidated Balance Sheets for the periods presented. The Company does not consider the effect of these revisions in classification in 2004, individually or in the aggregate, to be material.

Merchandise Costs

Cost of goods sold and inventory includes product costs, net of discounts and allowances, and inbound freight charges. Purchasing and receiving costs, inspection costs, internal transfer costs, warehousing costs and other costs of the Company’s distribution network are recorded as DSG&A expense. These costs totaled approximately $1,490,000 and $1,473,000 for the first quarter of 2005 and 2004, respectively. Warehousing and transportation costs include labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center and distribution system.

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

Occasionally, the Company receives rebate allowances in the form of upfront lump-sum payments from vendors. Under the terms of these long-term agreements, the Company earns the rebates as it purchases product from the vendor. The upfront payments are recorded as a liability when they are received and are recorded as a reduction of inventory cost as the product is purchased. In the event that the Company does not purchase the amount of product specified in the agreement, the upfront payments must be returned on a pro rata basis to the vendor. If the contract does not specify that the rebate is earned as product is purchased, then the upfront payments are recorded as a liability when received and recognized as a reduction of cost of goods sold on a pro rata basis as the product is sold.

2.	Labor Dispute

The collective bargaining agreement with the United Food and Commercial Workers (UFCW), which covers the majority of the Company’s employees expired on October 5, 2003. Three major grocery retailers in our trade area whose employees were covered under the expired agreement operated under strike or lockout from October 11, 2003 through February 29, 2004 when a contract settlement was reached. Prior to the contract expiration, the Company agreed to be bound by all modifications regarding trust funds and hourly wage rates as negotiated between the UFCW and the three major grocery retailers. The Company operated under contract extensions during the labor dispute. In return, the UFCW agreed not to strike the Company. Gelson’s remained open and its employees did not strike.

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

The labor dispute resulted in a temporary shift in consumer shopping patterns and a significant increase in the Company’s sales and operating income during the fourth quarter of 2003 and the first quarter of 2004. Since the labor dispute, most customers have returned to their previous shopping patterns. However, the Company has successfully retained some of the incremental sales from new shoppers that experienced the Gelson’s format and service during the labor dispute.

3.	Multi-Employer Pension and Health Care Plans

The Company contributes to several multi-employer union pension and health care plans, administered by various trustees, in accordance with the provisions of various labor contracts. Pension and health care costs are determined based on total straight-time hours worked and the rate per hour as stipulated in the Company’s various collective bargaining agreements. The Company’s contributions to all union pension and health care plans totaled approximately $5,520,000 and $6,494,000 in the first quarter of 2005 and 2004, respectively. Pension and health care costs decreased due to a reduction in the number of labor hours worked as sales volumes declined in 2005 compared to 2004.

The Arden Group, Inc. 401(k) Retirement Savings Plan (Plan) covers all nonunion employees of the Company and its subsidiaries who have attained the age of 18 and have completed at least one year of service. The Plan provides that, with certain limitations, a participating employee may elect to contribute up to 100% of such employee’s annual compensation to the Plan up to a maximum of $14,000 in 2005 on a tax-deferred basis. The Company makes discretionary contributions to the Plan and accrued approximately $232,000 and $234,000 towards this benefit for the first quarter of 2005 and 2004, respectively.

4.	Stock Options and Stock Appreciation Rights

As allowed by Statement of Financial Accounting Standards No. (SFAS) 123, “Accounting for Stock-Based Compensation” (as amended by SFAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure”), the Company follows the disclosure requirements of SFAS 123, but continues to account for its employee stock option plans in accordance with Accounting Principles Board Opinion No. (APB) 25, “Accounting for Stock Issued to Employees,” which results in no charge to earnings when options are issued at fair market value. There were no stock options issued and outstanding as of April 2, 2005.

The following table illustrates the effect on net income and net income per share as if the Fair Value Based method had been applied to all outstanding stock option awards in each of the periods presented:

	13 Weeks Ended
(In Thousands, Except Per Share Data)	April 2, 2005	April 3, 2004
Net income as reported	$5,483	$8,555

Deduct: Total stock-based employee compensation expense determined under Fair Value Based method,
net of related tax effects	0	(5)

Pro forma net income	$5,483	$8,550

Net income per share:
Basic — Class A as reported	$1.62	$2.64
Basic — Class A pro forma	1.62	2.64

Basic — Class B as reported	0.00	2.37
Basic — Class B pro forma	0.00	2.37

Diluted — as reported	1.62	2.53
Diluted — pro forma	1.62	2.53

The Company has outstanding stock appreciation rights (SARs) that have been granted to certain employees and non-employee directors. Stock-based compensation under the SARs program is subject to variable accounting in accordance with Financial Accounting Standards Board Interpretation No. (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” The Company records compensation expense related to the vesting of SARs using the appropriate amortization schedule as required by FIN 28. In addition, changes in the market price of the Company’s Class A Common Stock (Class A) impact the charge related to SARs. During the first quarter of 2005, the Company reversed $1,592,000 of previously recognized expense related to SARs primarily as a result of a reduction in the Company’s Class A price. In the first quarter of 2004, the Company recorded compensation expense of $105,000. Effective for the fiscal year ended December 30, 2006, the Company will account for the Stock Option Plan and the SARs program in accordance with SFAS 123R (revised 2004), “Share-Based Payment” as discussed below under Note 7 - “Recent Accounting Standards.”

5.	Common Stock, Net Income Per Share and Special Dividend

On October 25, 2004, the Company’s Board of Directors declared a special dividend of $20 per share on its Class A and $18 per share on its Class B Common Stock (Class B). As described below, prior to the record date for the special dividend, all of the Class B was converted into Class A. The dividend totaled approximately $67,665,000 and was paid on December 16, 2004 to holders of record on November 15, 2004.

As of the dividend declaration date, Bernard Briskin, Chairman of the Board and Chief Executive Officer of the Company, was the beneficial owner of 1,362,496 shares of the Company’s Class B (a portion of which was beneficially owned with his spouse), representing over 99% of the then outstanding Class B of the Company. On November 10, 2004, Mr. Briskin and his spouse elected to convert all shares of Class B owned by them into an equal number of the Company’s Class A shares. The conversion of these shares triggered the automatic and simultaneous conversion of all remaining

Class B shares as provided under the Company’s Restated Certificate of Incorporation. As a result, all owners of the Company’s Class B became owners of Class A prior to the dividend record date and were entitled to receive the dividend payable on Class A issued upon such conversion. As a result of the conversion of all Class B shares to Class A shares, the Company has only one class of outstanding common stock with all holders having the same rights and the Company is prohibited under its Restated Certificate of Incorporation from issuing any shares of Class B.

The Board of Directors also approved a $20 antidilution adjustment reducing the exercise price of all outstanding SARs to account for the anticipated effect of the special dividend on the Company’s Class A share price.

Effective with the second quarter of 2004, the Company adopted Emerging Issues Task Force (EITF) No. 03-6, “Participating Securities and the Two-Class method under Financial Accounting Standards Board Statement No. 128” which requires the use of the Two-Class method to calculate basic net income per share when a company has convertible participating securities. For the thirteen weeks ended April 2, 2005, the Company had one outstanding class of stock. Prior to November 10, 2004, the Company had two classes of Common Stock outstanding including Class B which was convertible on a share-for-share basis into Class A. Class B shareholders were entitled to share in 90% of the dividends (other than stock dividends) paid to Class A shareholders. Under the Two-Class method, the Company assumes that 100% of undistributed earnings are distributed to Class A and Class B shareholders according to the formula for allocation of dividends. Consequently, the Two-Class method results in a higher allocation of net income and net income per share to Class A versus Class B shareholders. Basic net income per share is computed by dividing the net income attributable to Class A and Class B shareholders, respectively, by the weighted average number of common shares outstanding under each class during the period. In accordance with EITF No. 03-6, prior periods have been restated using the Two-Class method.

Diluted net income per share is computed using the If Converted method in accordance with SFAS 128. Diluted net income per share is computed by dividing net income attributable to common shareholders by the weighted average number of common and potential common shares outstanding during the period. Potential common shares included in the diluted computation represent shares issuable upon assumed exercise of stock options using the Treasury Stock method. Diluted net income per share is only shown for a single class of common shares because, under the If Converted method, it is assumed that all Class B shares are converted to Class A. There were no stock options issued and outstanding during the thirteen weeks ended April 2, 2005.

Net Income Per Share Reconciliation
(In Thousands Except Share and Per Share Data):

	Thirteen Weeks Ended
	April 2, 2005	April 3, 2004
Basic net income per share:

Common Stock - Class A

Dividends paid	$846	$504

Undistributed earnings	4,637	4,815

Allocated earnings	$5,483	$5,319

Weighted average shares	3,383,252	2,017,668

Net income per share	$1.62	$2.64

Common Stock - Class B

Dividends paid	$0	$307
Undistributed earnings	$0	2,929

Allocated earnings	$0	$3,236

Weighted average shares	0	1,363,584

Net income per share	$0.00	$2.37

Diluted net income per share:

Net income allocated to Class A	$5,483	$5,319
Net income allocated to Class B	0	3,236

Total net income	$5,483	$8,555

Weighted average shares:

Class A shares outstanding	3,383,252	2,017,668
Assumed conversion of Class B	0	1,363,584
Assumed exercise of stock options	0	1,130

Total weighted average shares	3,383,252	3,382,382

Net income per share	$1.62	$2.53

6.	Commitments and Contingent Liabilities

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

In March 2004, the EITF amended and ratified previous consensus on EITF No. 03-1, “The Meaning of Other Than Temporary Impairment and its Application to Certain Issues.” EITF No. 03-1 establishes guidance to be used in determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The effective date was originally the Company’s third quarter of 2004. In September 2004, the Financial Accounting Standards Board (FASB) issued EITF No. 03-1-1, “Effective Date of Paragraphs 10-20 of EITF 03-1,” to delay the effective date pending further discussions by the EITF. During the period of delay, the Company will continue to apply applicable pronouncements to determine any other than temporary impairments of its investments.

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

In December 2004, the FASB issued SFAS 123R (revised 2004), “Share-Based Payment.” This statement will eliminate the ability to account for share-based compensation transactions using APB 25, “Accounting for Stock Issued to Employees,” and will require instead that compensation expense be recognized based on the fair value on the date of the grant. Additional footnote disclosures will be required. The Company is in the process of evaluating the impact on the Company’s consolidated financial statements. In April 2005, the SEC amended the adoption date of SFAS 123R making it effective with the Company’s first quarter of 2006.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS 143. This statement clarified the term conditional asset retirement obligation and is effective for the Company’s fiscal year ending December 31, 2005. The Company is in the process of evaluating the impact on the Company’s consolidated financial statements.

8.	Subsequent Events

On April 20, 2005, the Company paid a regular quarterly cash dividend of 25 cents per share of Class A totaling approximately $846,000, to stockholders of record on March 31, 2005.

During the first quarter of 2005, the Company exercised its right to terminate the Pasadena store lease during the Spring of 2005. However, in April 2005, the lease was reinstated by mutual agreement on different terms.

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

The Company cautions readers that any forward-looking statements contained in this report or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The Company does not undertake any obligation to update forward-looking statements. The factors listed below, among others, could affect the Company’s financial results and could cause the Company’s financial performance to differ materially from the expectations expressed in any forward-looking statement made by or on behalf of the Company:

•	the strength of the U.S. economy and, in particular, the economic conditions in Southern California;

•	the effects of and changes in fiscal policies and laws, as well as, changes in accounting policies and practices;

•	inflation or deflation;

•	potential business disruptions from acts of terrorism, national emergencies or natural disasters;

•	the impact of fluctuations in the Company’s stock price on compensation expense;

•	the ability of vendors, including Unified Western Grocers, Inc., to continue providing products and services in a timely manner;

•	consolidations in the supermarket industry and competition from other supermarkets and food retailers, some of which are nonunion;

•	the ability to renew current leases and obtain favorable rates;

•	the ability to locate and obtain suitable locations for growth;

•	the impact on the Century City store of major construction on Santa Monica Boulevard in West Los Angeles, California and at the Century City Shopping Center;

•	the amount of future premium increases incurred by the Company in order to maintain current levels of insurance coverage;

•	the financial impact of the Company’s termination of its guaranteed cost workers’ compensation policy and the resulting change to self-insurance with stop-loss coverage for workers’ compensation claims;

•	the impact of the Company’s workers’ compensation safety records and claims experience and any changes to the insurance industry’s rating process and premium schedules on workers’ compensation stop-loss coverage;

•	the impact of new workers’ compensation legislation;

•	the adequacy of self-insurance reserves for reported claims and incurred but not reported claims;

•	the impact of uninsured losses;

•	the effects of new labor contracts;

•	changes in the Company’s health care costs;

•	the impact of any violation of environmental laws, regulations or lease provisions;

•	the outcome of current and future legal proceedings;

•	the retirement of existing senior management;

•	the impact of information systems upgrades on operations or financial reporting;

•	any changes in assumptions or market conditions that could affect management’s estimate of future cash flows when evaluating assets for impairment.

First Quarter Analysis

The results of operations for the first quarter of 2005 compared to the first quarter of 2004 reflect the impact of a labor dispute in the Company’s trade area that commenced October 11, 2003 and concluded February 29, 2004. The collective bargaining agreement covering the majority of the Company’s employees, as well as other participating employers in Southern California, expired on October 5, 2003. While three major grocery retailers covered under the agreement operated under strike or lockout during the dispute, the Company operated under contract extensions and agreed to be bound by all modifications regarding trust funds and hourly wage rates as negotiated between the UFCW and the three major grocery retailers. In return, the UFCW agreed not to strike the Company and Gelson’s remained open.

The labor dispute resulted in a temporary shift in consumer shopping patterns and a significant increase in the Company’s sales and operating income during the fourth quarter of 2003 and the first quarter of 2004. Since the labor dispute, most customers have returned to their previous shopping patterns. However, the Company has successfully retained some of the incremental sales from new shoppers that experienced the Gelson’s format and service during the labor dispute.

Net income in the first quarter of 2005 decreased 35.9% to $5,483,000 compared to $8,555,000 during the first quarter of 2004. Operating income decreased 36.3% to $8,998,000 in the first quarter of 2005 compared to $14,124,000 in the prior year.

Comparable store sales from the Company’s 18 supermarkets (all of which are located in Southern California) were $115,976,000 in the first quarter of 2005 representing a decrease of 21.3% compared to sales of $147,394,000 in the first quarter of 2004. The labor dispute in the Company’s trade area contributed to the significantly higher sales in the prior year. Since the conclusion of the strike, most customers have returned to their previous shopping patterns. The Company does not believe that inflation or changing prices contributed significantly to the change in sales.

The Company’s gross profit as a percent of sales was 45.3% in the first quarter of 2005 compared to 44.8% in the same period of 2004. The Company includes product costs, net of discounts and allowances, and inbound freight charges in cost of goods sold, thereby reducing gross profit by these amounts. Purchasing and receiving costs, inspection costs, internal transfer costs, warehousing costs and other costs of the Company’s distribution network are recorded as DSG&A expense. Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since other entities may record purchasing, warehousing and distribution costs in costs of goods sold.

DSG&A expense as a percent of sales was 37.5% in the first quarter of 2005 compared to 35.2% in the first quarter of 2004. During the first quarter of 2005, the Company reversed $1,592,000 of SARs compensation expense recognized in previous periods due to a reduction in the Company’s Class A price compared to expense of $105,000 recorded in the same period of 2004. During the labor dispute, the Company achieved significant economies of scale from incremental sales. DSG&A expense as a percent of sales has increased since the conclusion of the labor dispute; however, the Company has succeeded in retaining some of the economies of scale due to the sales retained compared to pre-strike periods.

The Company contributes to several multi-employer union pension and health care plans. Pension and health care costs are determined based on total straight-time hours worked and the rate per hour as stipulated in the Company’s various collective bargaining agreements. The Company’s contributions to all union pension and health care plans decreased approximately 15.0% to $5,520,000 in the first quarter of 2005 compared to $6,494,000 in the first quarter of 2004. Pension and health care costs decreased due to a reduction in the number of labor hours worked as sales volumes declined in 2005 compared to 2004.

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

The Company has outstanding SARs that have been granted to certain employees and non-employee directors. For the first quarter of 2004, SARs compensation expense was $105,000. Assuming the Company’s stock price remains at the April 2, 2005 closing price of $67.83, the Company anticipates fiscal 2005 SARs expense reversal of approximately $1,253,000 due to a decline in the Company’s stock price during the first quarter of 2005 partially offset by expense related to the additional vesting of SARs. As of April 2, 2005, $1,592,000 of previously recognized expense had been reversed. The estimate assumes that no additional SARs are granted and no existing SARs are terminated or exercised. Changes in the Company’s stock price, exercise or termination of outstanding SARs or additional grants could cause this estimate to vary. Beginning in the first quarter of 2006, the Company will be subject to the requirements of SFAS 123R (revised 2004), “Share-Based Payment” which may change the amount the Company records for SARs compensation expense.

Interest and dividend income was $297,000 in the first quarter of 2005 compared to $363,000 for the same period in 2004 due to decreased cash levels in 2005 partially offset by higher interest rates. The Company expects that future interest and dividend income will be lower in fiscal 2005 compared to fiscal 2004 as a result of the special dividend paid on December 16, 2004 which reduced funds available for investment.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses from available-for-sale securities be included as a component of stockholders’ equity. Unrealized losses on available-for-sale securities were $145,000 (net of income tax benefit of $98,000) in the first quarter of 2005 compared to unrealized gains of $127,000 (net of income tax expense of $89,000) in the first quarter of 2004.

The Company reviews the carrying values of its property, plant and equipment on a quarterly basis to determine if any of those assets have become impaired. During the fourth quarter of 2003, the Company recorded a $4,311,000 impairment on long-lived assets including leasehold improvements and equipment at its Pasadena store, which opened in September 2001 and is performing below management’s expectations. The Company had exercised its right to terminate the Pasadena lease in the Spring of 2005, but the lease was recently reinstated by mutual agreement on different terms. A termination of the lease in the future may result in an additional write-off of fixed assets and other costs at that time. As of April 2, 2005, the remaining net book value of fixed assets related to the Pasadena store was $458,000.

A major road improvement project which has been under construction along Santa Monica Boulevard in West Los Angeles, California since March 2003, is presently estimated to be completed in March 2006. At times during the project, construction has, and will continue to occur directly in front of, or very close to, the Century City Shopping Center where Gelson’s has its Century City store. It can be expected that the sales of the Century City store will continue to be negatively impacted during the period when the construction is at or near the Century City Shopping Center, but that access to the shopping center is expected to improve once the roadway project has been completed. In addition, the Century City Shopping Center is undergoing a major construction project which will result in the relocation of the movie theaters, food court and other tenants to newly constructed areas immediately adjacent to the Gelson’s store. Construction in the shopping center began in March 2004. The Company does not know how long this project will take. The project plans also include the expansion of the Gelson’s store. In addition, the Company plans to remodel the store during the construction period. Sales at the Century City store have been, and the Company expects will continue to be, negatively affected during this construction. The store was closed for a three-week period beginning September 27, 2004 as construction took place immediately above the store. Since the store reopened on October 18, 2004, sales have returned to levels consistent with those immediately preceding the closure; however, they continue to be negatively impacted by the construction at the Center and on Santa Monica Boulevard. It is not presently anticipated that any future store closures will be required. The Company also expects that the parking in the Century City Shopping Center for Gelson’s customers will be adversely affected by the relocation of the theaters, food court and other tenants to the immediate vicinity of the Gelson’s store. However, it also anticipates that the relocation will increase foot traffic in the vicinity of the store which, along with the expanded facilities and services within the store, could increase customer count.

CAPITAL EXPENDITURES/LIQUIDITY

The Company’s current cash position, including investments, and net cash provided by operating activities are the primary sources of funds available to meet the Company’s capital expenditure and liquidity requirements. The Company’s cash position, including investments, at the end of the first quarter 2005 was $42,331,000. During the thirteen weeks ended April 2, 2005, the Company generated approximately $10,019,000 of cash from operating activities compared to negative cash flow of $6,059,000 in the first quarter of 2004. The first quarter of 2004 included significant income tax payments related to net income generated during the fourth quarter of 2003 as a result of the labor dispute.

Cash not required for the immediate needs of the Company is temporarily invested in commercial paper and marketable securities. Currently, all temporary investments are highly liquid. The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.

The Company also has two revolving lines of credit totaling $15,000,000 available for standby letters of credit, funding operations and expansion and is currently in the process of increasing the lines to a total of $23,000,000. There were no outstanding borrowings against either of the revolving lines as of April 2, 2005. The Company currently maintains five standby letters of credit aggregating $14,444,000 pursuant to the Company’s lease requirements and general liability and workers’ compensation self-insurance programs. The standby letters of credit reduce the available borrowings under its revolving lines.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of April 2, 2005:

	Contractual Cash Obligations (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
7% Subordinated Income Debentures Due September 2014 Including Interest	$2,045	$86	$172	$172	$1,615

Capital Lease Obligations Including Interest	693	260	433	0	0

Operating Leases	170,995	9,122	19,844	20,019	122,010

Total Contractual Cash Obligations (1)	$173,733	$9,468	$20,449	$20,191	$123,625

	Other Commercial Commitments (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby Letters of Credit (2)	$14,444	$14,444	$0	$0	$0

(1)	Other Contractual Obligations

The Company had the following other contractual cash obligations at April 2, 2005. The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments is unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to workers’ compensation and general and auto liability claims. The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis. Accruals are based on reported claims and an estimate of claims incurred but not reported. While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims. The Company’s liability reserve for reported claims and an estimate of claims incurred but not reported at April 2, 2005 was approximately $7,584,000.

Employment Agreement

The Company has an employment agreement with a key executive officer that provides for annual retirement compensation equal to 25% of his average base salary and bonus earned in the last three years prior to his retirement. The Company had accrued $2,402,000 under the terms of the employment agreement as of April 2, 2005.

Property, Plant and Equipment Purchases

As of April 2, 2005, management had authorized expenditures on incomplete projects for the purchase of property, plant and equipment which totaled approximately $1,638,000. The Company has an ongoing program to remodel existing supermarkets and to add new stores. During the first quarter of 2005, capital expenditures were $1,324,000.

(2)	Standby Letters of Credit

The Company’s letters of credit renew automatically each year unless the issuer notifies the Company otherwise. The amount of each letter of credit held pursuant to the Company’s workers’ compensation and general liability insurance programs will be adjusted annually based upon the outstanding claim reserves as of the renewal date. Each letter of credit obligation will cease when all claims for the particular policy year are closed or the Company negotiates a release.

In April 2003, the Company announced a stock repurchase program, authorized by the Board of Directors, to purchase from time to time up to 100,000 shares of its Class A in the open market or in private transactions. The timing, volume and price of purchases are at the discretion of the management of the Company. No shares were repurchased during fiscal 2004 or the first quarter of 2005.

On April 20, 2005, the Company paid a regular quarterly cash dividend of 25 cents per share of Class A totaling approximately $846,000, to stockholders of record on March 31, 2005.

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

A change in market prices exposes the Company to market risk related to its investments. As of April 2, 2005, all investments were classified as available-for-sale securities and totaled $26,009,000. A hypothetical 10% drop in the market value of these investments would result in a $2,601,000 unrealized loss and a corresponding decrease in the fair value of these instruments. This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended April 2, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ARDEN GROUP, INC.
Registrant

Date: May 13, 2005	/s/ DEBRA L. JENSEN
Debra L. Jensen
Chief Financial Officer (Authorized Signatory)