Form 10-Q
period 2005-10-01
ARDEN GROUP INC
filed 2005-11-10
CIK 225051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s classes of common stock as of November 8, 2005 was:

3,379,002 of Class A Common Stock

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

	October 1, 2005	January 1, 2005
Assets
Current assets:
Cash and cash equivalents	$32,952	$8,663
Investments	20,522	26,078
Accounts and notes receivable, net	5,263	6,033
Inventories, net	17,747	18,765
Deferred income taxes	3,303	3,647
Other current assets	2,925	2,019
Total current assets	82,712	65,205

Property, plant and equipment, net	49,306	51,262
Deferred income taxes	3,357	2,683
Other assets	3,221	2,985
Total assets	$138,596	$122,135

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$17,647	$17,560
Federal and state income taxes payable	3,011	408
Current portion of long-term debt	215	273
Other current liabilities	23,103	23,081
Total current liabilities	43,976	41,322

Long-term debt	1,511	1,764
Deferred rent	5,655	4,872
Other liabilities	9,124	7,601
Total liabilities	60,266	55,559
Commitments and contingent liabilities (Note 6)

Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 4,736,202 and 4,740,452 shares issued and outstanding as of October 1, 2005 and January 1, 2005, respectively, including 1,357,200 treasury shares	1,184	1,185
Common Stock, Class B, $.25 par value; convertible participating; authorized 1,500,000 shares; no shares issued and outstanding as of October 1, 2005 and January 1, 2005	0	0
Capital surplus	5,638	5,643
Unrealized gain (loss) on investments	(142)	99
Retained earnings	75,403	63,402
	82,083	70,329
Treasury stock, at cost	(3,753)	(3,753)
Total stockholders’ equity	78,330	66,576
Total liabilities and stockholders’ equity	$138,596	$122,135

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Sales	$113,855	$113,391	$346,185	$380,648
Cost of sales (exclusive of depreciation)	61,528	62,437	188,248	210,602
Gross profit	52,327	50,954	157,937	170,046
Delivery, selling, general and administrative expenses	44,447	43,986	133,776	141,321
Operating income	7,880	6,968	24,161	28,725

Interest and dividend income	358	530	1,035	1,466
Other income (expense), net	0	0	8	1,571
Interest expense	(38)	(45)	(117)	(138)
Income before income taxes	8,200	7,453	25,087	31,624
Income tax provision	3,341	3,037	10,222	12,886
Net income	$4,859	$4,416	$14,865	$18,738
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) from available-for-sale securities:
Net unrealized holding gain (loss) arising during the period	(22)	29	(231)	(107)
Net reclassification adjustment for realized gains included in net income	0	0	(10)	0
Net unrealized gain (loss), net of income tax expense (benefit) of ($14) and ($165) for 2005 and $20 and ($72) for 2004, respectively	(22)	29	(241)	(107)
Comprehensive income	$4,837	$4,445	$14,624	$18,631
Net income per common share:
Basic – Class A Common Stock	$1.44	$1.36	$4.40	$5.77
Basic – Class B Common Stock	0.00	1.22	0.00	5.20
Diluted	1.44	1.31	4.40	5.54
Weighted average common shares outstanding:
Basic – Class A Common Stock	3,379,345	2,019,796	3,381,734	2,018,935
Basic – Class B Common Stock	0	1,363,456	0	1,363,517
Diluted	3,379,345	3,383,252	3,381,734	3,382,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Thirty-Nine Weeks Ended
	October 1, 2005	October 2, 2004
Cash flows from operating activities:
Cash received from customers	$346,911	$382,124
Cash paid to suppliers and employees	(313,989)	(355,466)
Interest and dividends received	954	1,264
Interest paid	(141)	(161)
Income taxes paid	(7,777)	(23,166)
Net cash provided by operating activities	25,958	4,595

Cash flows from investing activities:
Capital expenditures	(3,903)	(7,919)
Purchases of investments	(361)	(15,572)
Sales of investments	5,579	4,071
Proceeds from the sale of property, plant and equipment	51	33
Net cash provided by (used in) investing activities	1,366	(19,387)

Cash flows from financing activities:
Proceeds from exercise of stock options	0	58
Principal payments under capital lease obligations	(164)	(182)
Purchase and retirement of Company stock	(334)	0
Cash dividends paid	(2,537)	(2,435)
Net cash used in financing activities	(3,035)	(2,559)

Net increase (decrease) in cash and cash equivalents	24,289	(17,351)
Cash and cash equivalents at beginning of period	8,663	71,597
Cash and cash equivalents at end of period	$32,952	$54,246

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(In Thousands)

	Thirty-Nine Weeks Ended
	October 1, 2005	October 2, 2004
Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$14,865	$18,738

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,653	5,156
Provision for losses on accounts and notes receivable	40	10
Deferred income taxes	(165)	1,294
Net (gain) loss from the disposal of property, plant and equipment	8	(1)
Net realized gain on investments	(8)	(1,571)
Amortization of discount on investments	(60)	(140)
Tax benefit of stock option transactions	0	38
Stock appreciation rights compensation expense (income)	(689)	798

Change in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts and notes receivable	730	1,445
Inventories	1,018	667
Other current assets	(906)	(514)
Other assets	(236)	123

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	799	(12,132)
Federal and state income taxes payable	2,603	(11,612)
Deferred rent	783	138
Other liabilities	1,523	2,158
Net cash provided by operating activities	$25,958	$4,595

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

The accompanying condensed consolidated financial statements for the thirteen and thirty-nine weeks ended October 1, 2005 and October 2, 2004 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles (GAAP) for interim financial information.  These financial statements have not been audited by an independent registered public accounting firm but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) regulations.  Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2004 Annual Report on Form 10-K.  The results of operations for the nine month period ended October 1, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period financial statement presentation, including the reclassification of $812,000 of cash dividends paid which were originally included under Cash Paid to Suppliers and Employees on the Condensed Consolidated Statement of Cash Flows for the quarter ended October 2, 2004.  The dividends have been reclassified to Cash Flows from Financing Activities.  The reclassification had no effect on net cash flow.

Revenue Recognition

The Company recognizes revenue at the time of sale.  Discounts given to customers are recorded at the point of sale as a reduction of revenues.  The Company maintains a bad debt allowance for receivables from vendors and Gelson’s Markets (Gelson’s) credit card users.  Valuation reserves are adjusted periodically based on historical recovery rates.  The Company records income from licensing arrangements, subleases, leases and finance charges as they are earned.  Income from all licensing arrangements, rental income and finance charges represents less than 1% of sales for all periods presented, and therefore is not disclosed separately on the Consolidated Statements of Operations and Comprehensive Income.

Merchandise Costs

Cost of goods sold and inventory includes product costs, net of discounts and allowances, and inbound freight charges.  Purchasing and receiving costs, inspection costs, internal transfer costs, warehousing costs and other costs of the Company’s distribution network are recorded as delivery, selling, general and administrative (DSG&A) expense.  Distribution costs totaled approximately $1,589,000 and $1,604,000 for the third quarter of 2005 and 2004, respectively.  On a year-to-date basis, distribution costs were approximately $4,609,000 and $4,462,000 for 2005 and 2004, respectively.  Warehousing and transportation costs include labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center and distribution system.

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

Occasionally, the Company receives rebate allowances in the form of upfront lump-sum payments from vendors.  Under the terms of these long-term agreements, the Company earns the rebates as it purchases product from the vendor.  The upfront payments are recorded as a liability when they are received and are recorded as a reduction of inventory cost as the product is purchased.  In the event the Company does not purchase the amount of product specified in the agreement, the upfront payments must be returned on a pro rata basis to the vendor.  If the contract does not specify that the rebate is earned as product is purchased, then the upfront payments are recorded as a liability when received and recognized as a reduction of cost of goods sold on a pro rata basis as the product is sold.

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

3.                    Multi-Employer Pension and Health Care Plans

The Company contributes to several multi-employer union pension and health care plans, administered by various trustees, in accordance with the provisions of various labor contracts.  Pension and health care costs are determined based on total straight-time hours worked and the rate per hour as stipulated in the Company’s various collective bargaining agreements.  The Company’s contributions to all union pension and health care plans totaled approximately $5,493,000 and $5,649,000 in the third quarter of 2005 and 2004, respectively.  Contributions were approximately $16,502,000 for the first nine months of 2005 compared to $17,492,000 in the same period of the prior year.  Pension and health care costs decreased on a year-to-date basis due to a reduction in the number of labor hours worked as sales volumes declined in 2005 compared to 2004.

The Arden Group, Inc. 401(k) Retirement Savings Plan (Plan) covers all nonunion employees of the Company and its subsidiaries who have attained the age of 18 and have completed at least one year of service.  The Plan provides that, with certain limitations, a participating employee may elect to contribute up to 100% of such employee’s annual compensation to the Plan up to a maximum of $14,000 in 2005 on a tax-deferred basis.  The Company makes discretionary contributions to the Plan and accrued approximately $191,000 and $155,000 towards this benefit for the third quarter of 2005 and 2004, respectively.  The Company accrued $628,000 and $594,000 during the first nine months of 2005 and 2004, respectively.

4.                    Stock Options and Stock Appreciation Rights

As allowed by Statement of Financial Accounting Standards No. (SFAS) 123, “Accounting for Stock-Based Compensation” (as amended by SFAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure”), the Company follows the disclosure requirements of SFAS 123, but continues to account for its employee stock option plans in accordance with Accounting Principles Board Opinion No. (APB) 25, “Accounting for Stock Issued to Employees,” which results in no charge to earnings when options are issued at fair market value.  There were no stock options issued and outstanding during fiscal 2005.

The effect on net income and net income per share as if the Fair Value Based method had been applied to all outstanding stock option awards in each of the periods presented would be immaterial and has no impact on net income per share.

The Company has outstanding stock appreciation rights (SARs) that have been granted to certain employees and non-employee directors.  Stock-based compensation under the SARs program is subject to variable accounting in accordance with Financial Accounting Standards Board Interpretation No. (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”  The Company records compensation expense related to the vesting of SARs using the appropriate amortization schedule as required by FIN 28.  In addition, changes in the market price of the Company’s Class A Common Stock (Class A) impact the charge related to SARs.  During the third quarter, the Company recorded SARs expense of $62,000 and $1,000 for 2005 and 2004, respectively.  On a 2005 year-to-date basis, the Company reversed $689,000 of previously recognized expense related to SARs primarily as a result of a reduction in the Company’s Class A price partially offset by an increase in expense related to the additional vesting of SARs.  For the first nine months of 2004, the Company recorded SARs expense of $798,000.  Effective at the beginning of the fiscal year ended December 30, 2006, the Company will account for the Stock Option Plan and the SARs program in accordance with SFAS 123R (revised 2004), “Share-Based Payment” as discussed below under Note 7 - “Recent Accounting Standards.”

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

During the third quarter and first nine months of 2005, the Company purchased and retired 2,081 and 4,250 shares of Class A for an aggregate purchase price of approximately $159,000 and $334,000, respectively in unsolicited private transactions.

Effective with the second quarter of 2004, the Company adopted Emerging Issues Task Force (EITF) No. 03-6, “Participating Securities and the Two-Class method under Financial Accounting Standards Board Statement No. 128” which requires the use of the Two-Class method to calculate basic net income per share when a company has convertible participating securities.  For the nine month period ended October 1, 2005, the Company had one outstanding class of stock.  Prior to November 10, 2004, the Company had two classes of Common Stock outstanding including Class B which was convertible on a share-for-share basis into Class A.  Class B shareholders were entitled to share in 90% of the dividends (other than stock dividends) paid to Class A shareholders.  Under the Two-Class method, the Company assumes that 100% of undistributed earnings are distributed to Class A and Class B shareholders according to the formula for allocation of dividends.

Consequently, the Two-Class method results in a higher allocation of net income and net income per share to Class A versus Class B shareholders.  Basic net income per share is computed by dividing the net income attributable to Class A and Class B shareholders, respectively, by the weighted average number of common shares outstanding under each class during the period.

Diluted net income per share is computed using the If Converted method in accordance with SFAS 128.  Diluted net income per share is computed by dividing net income attributable to common shareholders by the weighted average number of common and potential common shares outstanding during the period.  There are no potential common shares included in the diluted computation for all periods presented.  Diluted net income per share is only shown for a single class of common shares because, under the If Converted method, it is assumed that all Class B shares are converted to Class A.  There were no stock options issued and outstanding during the nine months ended October 1, 2005.

Net Income Per Share Reconciliation

(In Thousands Except Share and Per Share Data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Basic net income per share:

Common Stock – Class A

Dividends declared	$845	$505	$2,536	$1,514
Undistributed earnings	4,014	2,242	12,329	10,140
Allocated earnings	$4,859	$2,747	$14,865	$11,654

Weighted average shares	3,379,345	2,019,796	3,381,734	2,018,935

Net income per share	$1.44	$1.36	$4.40	$5.77

Common Stock – Class B

Dividends declared	$0	$307	$0	$921
Undistributed earnings	0	1,362	0	6,163
Allocated earnings	$0	$1,669	$0	$7,084

Weighted average shares	0	1,363,456	0	1,363,517
Net income per share	$0.00	$1.22	$0.00	$5.20

Diluted net income per share:

Net income allocated to Class A	$4,859	$2,747	$14,865	$11,654
Net income allocated to Class B	0	1,669	0	7,084
Total net income	$4,859	$4,416	$14,865	$18,738

Weighted average shares:

Class A shares outstanding	3,379,345	2,019,796	3,381,734	2,018,935
Assumed conversion of Class B	0	1,363,456	0	1,363,517
Total weighted average shares	3,379,345	3,383,252	3,381,734	3,382,452

Net income per share	$1.44	$1.31	$4.40	$5.54

6.                    Commitments and Contingent Liabilities

The Company and its subsidiaries are subject to a myriad of environmental laws, regulations and lease covenants with its landlords regarding air, water and land use, products for sale, and the use, storage and disposal of hazardous materials. The Company believes it substantially complies, and has in the past substantially complied, with federal, state and local environmental laws and regulations and private covenants.  The Company cannot, at this time, estimate the expense it ultimately may incur in connection with any current or future violations; however, it believes any such claims will not have a material effect upon either the Company’s consolidated financial position, results of operations or cash flows.

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

In October 2005, the FASB issued FASB Staff Position (FSP) SFAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.”  FSP SFAS 13-1 clarifies that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense.  This statement is effective with the Company’s first quarter of 2006.  Adoption of this standard will not have an impact on the Company’s consolidated financial statements.

8.                    Subsequent Events

On October 20, 2005, the Company paid a regular quarterly cash dividend of 25 cents per share on Class A totaling approximately $845,000 to shareholders of record on September 30, 2005.

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

•                  the impact of the Company’s workers’ compensation safety records and claims experience and any changes to legislation or to the insurance industry’s rating process and premium schedules on workers’ compensation stop-loss coverage;

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

The results of operations for the first nine months of 2005 compared to the same period of 2004 reflect the impact of higher sales and resulting economies of scale in 2004 due to a labor dispute in the Company’s trade area that commenced October 11, 2003 and concluded February 29, 2004.  The collective bargaining agreement covering the majority of the Company’s employees, as well as other participating employers in Southern California, expired on October 5, 2003.  While three major grocery retailers covered under the agreement operated under strike or lockout during the dispute, the Company operated under contract extensions and agreed to be bound by all modifications regarding trust funds and hourly wage rates as negotiated between the UFCW and the three major grocery retailers.  In return, the UFCW agreed not to strike the Company and Gelson’s remained open.

The labor dispute resulted in a temporary shift in consumer shopping patterns and a significant increase in the Company’s sales and operating income during the fourth quarter of 2003 and the first quarter of 2004.  By the third quarter of 2004, most customers had returned to their previous shopping patterns.  Sales for the first nine months of 2005 are greater than comparable pre-strike periods in part because the Company has been successful in retaining some of the new shoppers that came to Gelson’s during the labor dispute.

Third Quarter Analysis

Net income in the third quarter of 2005 increased 10.0% to $4,859,000 compared to $4,416,000 during the third quarter of 2004.  Operating income increased 13.1% to $7,880,000 in the third quarter of 2005 compared to $6,968,000 in the same period of the prior year.

Same store sales from the Company’s 18 supermarkets (all of which are located in Southern California) were $113,855,000 in the third quarter of 2005 representing an increase of 0.4% compared to sales of $113,391,000 in the third quarter of 2004.  The third quarter of 2004 included Rosh Hashanah and Yom Kippur sales which occurred in the fourth quarter of 2005.  Sales were negatively impacted during the last week of the third quarter of 2004 as the Century City store was closed due to construction at the Century City Shopping Center as discussed below.  The store, which was closed for a total of three weeks, reopened on October 18, 2004.  Sales in the third quarter of 2005 were also negatively impacted as a result of ongoing construction near the Century City store.  The Company does not believe that inflation contributed significantly to the change in sales.

The Company’s gross profit as a percent of sales was 46.0% in the third quarter of 2005 compared to 44.9% in the same period of 2004 primarily due to a combination of reduction in costs and product pricing decisions.  The Company includes product costs, net of discounts and allowances, and inbound freight charges in cost of goods sold, thereby reducing gross profit by these amounts.  Purchasing and receiving costs, inspection costs, internal transfer costs, warehousing costs and other costs of the Company’s distribution network are recorded as DSG&A expense.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since other entities may record purchasing, warehousing and distribution costs in costs of goods sold.

The Company contributes to several multi-employer union pension and health care plans.  Pension and health care costs are determined based on total straight-time hours worked and the rate per hour as stipulated in the Company’s various collective bargaining agreements.  The Company’s accruals for all union pension and health care plans decreased approximately 2.8% to $5,493,000 in the third quarter of 2005 compared to $5,649,000 in the third quarter of 2004 due to a reduction in the number of hours worked.

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

The Company has outstanding SARs that have been granted to certain employees and non-employee directors.  For the third quarter of 2005, SARs compensation expense was $62,000 compared to $1,000 for the same period of the prior year.  Assuming the Company’s stock price remains at the September 30, 2005 closing price of $75.26, the Company anticipates additional SARs expense of approximately $152,000 in the fourth quarter of 2005 due to the additional vesting of SARs.  The estimate assumes that no additional SARs are granted and no existing SARs are terminated or exercised.  Changes in the Company’s stock price, exercise or termination of outstanding SARs or additional grants could cause this estimate to vary.  Beginning in the first quarter of 2006, the Company will be subject to the requirements of SFAS 123R (revised 2004), “Share-Based Payment,” which may change the amount the Company records for SARs compensation expense.

Interest and dividend income was $358,000 in the third quarter of 2005 compared to $530,000 for the same period in 2004 due to decreased cash levels in 2005 partially offset by higher interest rates.  The Company expects that future interest and dividend income will be lower in fiscal 2005 compared to fiscal 2004 as a result of the special dividend of approximately $67,665,000 paid on December 16, 2004 which reduced funds available for investment.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses from available-for-sale securities be included as a component of stockholders’ equity.  Unrealized losses on available-for-sale securities were $22,000 (net of income tax benefit of $14,000) in the third quarter of 2005 compared to unrealized gains of $29,000 (net of income tax expense of $20,000) in the third quarter of 2004.

The Company reviews the carrying values of long-lived assets for potential impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  During the fourth quarter of 2003, the Company recorded a $4,311,000 impairment on long-lived assets including leasehold improvements and equipment at its Pasadena store, which opened in September 2001 and has performed below management’s expectations.  The Company had exercised its right to terminate the Pasadena lease in the Spring of 2005, but the lease was reinstated by mutual agreement on different terms in April 2005.  A termination of the lease in the future may result in an additional write-off of fixed assets and other costs at that time.  As of October 1, 2005, the remaining net book value of fixed assets related to the Pasadena store was $431,000.

A major road improvement project which has been under construction along Santa Monica Boulevard in West Los Angeles, California since March 2003, is presently estimated to be substantially completed in Spring 2006.  At times during the project, construction has, and will continue to occur directly in front of, or very close to, the Century City Shopping Center where Gelson’s has its Century City store.  In addition, the Century City Shopping Center is undergoing a major construction project which began in March 2004.  The project involves the relocation of the movie theaters, food court and other tenants to newly constructed areas immediately adjacent to the Gelson’s store, as well as the expansion of the Gelson’s store.  The Company has been informed that the grand opening of the Shopping Center, as renovated, is presently scheduled for December 2005. The Company is also in the process of remodeling the store during this period.  Sales at the Century City store have been, and the Company expects will continue to be, negatively affected during the construction on Santa Monica Boulevard and at the Century City Shopping Center. The Company also expects that the parking in the Century City Shopping Center for Gelson’s customers will be adversely affected by the relocation of the theaters, food court and other tenants to the immediate vicinity of the Gelson’s store.  However, it also anticipates that the relocation will increase foot traffic in the vicinity of the store which, along with the expanded facilities and services within the store, could increase customer count.

Year-To-Date Analysis

Net income in the first nine months of 2005 decreased 20.7% to $14,865,000 compared to $18,738,000 during the first nine months of 2004.  Net income in the first nine months of 2004 reflects net gains realized on the sale of investments of $1,571,000 compared to $8,000 in the same period of 2005.  Operating income decreased 15.9% to $24,161,000 for the first nine months of 2005 compared to $28,725,000 in the same period of the prior year.

Same store sales from the Company’s 18 supermarkets (all of which are located in Southern California) were $346,185,000 in the first nine months of 2005 representing a decrease of 9.1% compared to sales of $380,648,000 in the first nine months of 2004.  The labor dispute in the Company’s trade area contributed to the significantly higher sales in the prior year.  Since the conclusion of the strike on February 29, 2004, most customers have returned to their previous shopping patterns.  The third quarter of 2004 also included Rosh Hashanah and Yom Kippur sales which occurred in the fourth quarter of 2005.  In addition, sales are lower in 2005 due to the cumulative effect of construction occurring near the Company’s Century City store as discussed above.  During the third quarter of 2004, sales were negatively impacted during the last week of September as the Century City store was closed due to construction at the Century City Shopping Center.  The store, which was closed a total of three weeks, reopened on October 18, 2004.  The Company does not believe that inflation contributed significantly to the change in sales.

The Company’s gross profit as a percent of sales was 45.6% in the first nine months of 2005 compared to 44.7% in the same period of 2004 primarily due to a combination of reduction in costs and product pricing decisions.  The Company includes product costs, net of discounts and allowances, and inbound freight charges in cost of goods sold, thereby reducing gross profit by these amounts.  Purchasing and receiving costs, inspection costs, internal transfer costs, warehousing costs and other costs of the Company’s distribution network are recorded as DSG&A expense.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since other entities may record purchasing, warehousing and distribution costs in costs of goods sold.

DSG&A expense as a percent of sales was 38.6% in the first nine months of 2005 compared to 37.1% in the same period of 2004.  During the labor dispute, the Company achieved significant economies of scale from incremental sales.  These economies were partially offset by approximately $2,200,000 in bonus payments made in the first half of 2004 to the majority of the Company’s union employees.  DSG&A expense as a percent of sales has increased since the conclusion of the labor dispute; however, the Company has succeeded in retaining some of the economies of scale due to the sales retained compared to pre-strike periods.  During the first nine months of 2005, the Company reversed $689,000 of SARs compensation expense recognized in previous periods due to a reduction in the Company’s Class A price.  The Company recognized $798,000 of SARs compensation expense in the same period of 2004.

Interest and dividend income was $1,035,000 in the first nine months of 2005 compared to $1,466,000 for the same period in 2004 due to decreased cash levels in 2005 partially offset by higher interest rates.  The Company expects that future interest and dividend income will be lower in fiscal 2005 compared to fiscal 2004 as a result of the special dividend paid on December 16, 2004 which reduced funds available for investment.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses from available-for-sale securities be included as a component of stockholders’ equity.  Unrealized losses on available-for-sale securities were $241,000 (net of income tax benefit of $165,000) in the first nine months of 2005 compared to unrealized losses of $107,000 (net of income tax benefit of $72,000) in the same period of 2004.

CAPITAL EXPENDITURES/LIQUIDITY

The Company’s current cash position, including investments, and net cash provided by operating activities are the primary sources of funds available to meet the Company’s capital expenditure and liquidity requirements.  The Company’s cash position, including investments, at the end of the third quarter 2005 was $53,474,000.  During the thirty-nine weeks ended October 1, 2005, the Company generated approximately $25,958,000 of cash from operating activities compared to $4,595,000 in the same period of 2004.  The first half of 2004 included significant income tax payments related to net income generated during the fourth quarter of 2003 and the first quarter of 2004 as a result of the labor dispute.

Cash not required for the immediate needs of the Company is temporarily invested in commercial paper and marketable securities.  Currently, all temporary investments are highly liquid.  The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.

The Company also has two revolving lines of credit totaling $23,000,000 available for standby letters of credit, funding operations and expansion.  There were no outstanding borrowings against either of the revolving lines as of October 1, 2005.  The Company currently maintains five standby letters of credit aggregating $14,444,000 pursuant to the Company’s lease requirements and general liability and workers’ compensation self-insurance programs.  The standby letters of credit reduce the available borrowings under its revolving lines.

During the third quarter of 2005, the Company’s Condensed Consolidated Statement of Cash Flows reflects an increase in accounts payable, trade and other current liabilities of approximately $799,000 compared to a decrease of $12,132,000 in the same period of the prior year.  Accounts payable decreased significantly after the conclusion of the labor dispute as customers returned to their previous shopping patterns and the Company’s product orders decreased.  The labor dispute also resulted in a depletion of funds in the multi-employer health and welfare trust fund maintained for the benefit of UFCW employees.  As a result, the Company was assessed approximately $5,797,000 to pay union health care claims and restore trust fund reserves to the required levels.  This assessment was accrued at the end of fiscal 2003 and paid during the first quarter of 2004.  In addition, income taxes payable during the first nine months of 2005 increased approximately $2,603,000 compared to a decrease of $11,612,000 during the same period of 2004.  The Company recorded additional income taxes payable at the end of fiscal 2003 as a result of the increase in earnings that the Company achieved during the labor dispute.  These taxes were remitted to the appropriate taxing authorities during the first quarter of 2004.  Deferred rent payable increased approximately $783,000 in the first nine months of 2005 primarily due to the extension of certain store leases by the Company.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of October 1, 2005:

	Contractual Cash Obligations (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
7% Subordinated Income Debentures Due September 2014 Including Interest	$2,002	$86	$172	$172	$1,572

Capital Lease Obligations Including Interest	563	260	303	0	0

Operating Leases	155,699	9,084	19,240	18,437	108,938

Total Contractual Cash Obligations (1)	$158,264	$9,430	$19,715	$18,609	$110,510

	Other Commercial Commitments (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby Letters of Credit (2)	$14,444	$14,444	$0	$0	$0

(1)     Other Contractual Obligations

The Company had the following other contractual cash obligations at October 1, 2005.  The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments is unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to workers’ compensation and general and auto liability claims.  The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis. Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims.  The Company’s liability reserve for reported claims and an estimate of claims incurred but not reported at October 1, 2005 was approximately $8,804,000.

Employment Agreement

The Company has an employment agreement with a key executive officer that provides for annual retirement compensation equal to 25% of his average base salary and bonus earned in the last three fiscal years prior to his retirement. The Company had accrued $2,402,000 under the terms of the employment agreement as of October 1, 2005.

Property, Plant and Equipment Purchases

As of October 1, 2005, management had authorized expenditures on incomplete projects for the purchase of property, plant and equipment which totaled approximately $3,837,000.  The Company has an ongoing program to remodel existing supermarkets and to add new stores.  During the first nine months of 2005, capital expenditures were $3,903,000.

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

In April 2003, the Company announced a stock repurchase program, authorized by the Board of Directors, to purchase from time to time up to 100,000 shares of its Class A in the open market or in private transactions.  The timing, volume and price of purchases are at the discretion of the management of the Company.  During the third quarter of 2005, the Company purchased and retired 2,081 shares of Class A for an aggregate purchase price of approximately $159,000 in an unsolicited private transaction.

On October 20, 2005, the Company paid a regular quarterly cash dividend of 25 cents per share of Class A totaling approximately $845,000 to shareholders of record on September 30, 2005.

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

A change in market prices exposes the Company to market risk related to its investments.  As of October 1, 2005, all investments were classified as available-for-sale securities and totaled $20,522,000.  A hypothetical 10% drop in the market value of these investments would result in a $2,052,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

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

Management, with the participation of the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended October 1, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to purchases by the Company of Class A during the quarter ended October 1, 2005:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 3 – August 2	2,081	$76.56	2,081	$90,808

August 3 – September 2	0	0	0	90,808

September 3 – October 1	0	0	0	90,808

Total	2,081	$76.56	2,081	$90,808

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

ARDEN GROUP, INC.
Registrant

Date:	November 10, 2005	/s/LAURA J. NEUMANN
Laura J. Neumann
Director of Financial
Reporting and Compliance
(Authorized Signatory)