Form 10-K
period 2005-12-31
ARDEN GROUP INC
filed 2006-03-09
CIK 225051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Class A Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                         Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                         ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.      Large accelerated filer  ☐  Accelerated filer  ☒ Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the Class A Common Stock last sold on July 1, 2005, the last business day of the registrant’s most recently completed second fiscal quarter was $87,145,568.

The number of shares outstanding of the registrant’s class of common stock as of March 3, 2006 was:

3,229,429 shares of Class A Common Stock

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risks
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions

PART IV
Item 14.	Principal Accountant Fees and Services
Item 15.	Exhibits and Financial Statement Schedules

Signatures

PART I

Item 1.    Business

General

The Registrant, Arden Group, Inc. (Company), is a holding company which conducts operations through its wholly-owned subsidiary, Arden-Mayfair, Inc. (Arden-Mayfair) and Arden-Mayfair’s wholly-owned subsidiary, Gelson’s Markets (Gelson’s) which operates supermarkets in Southern California. The Company also owns certain real estate properties.

Arden Group, Inc. is headquartered at 2020 South Central Avenue, Compton, California 90220 and its telephone number is
(310) 638-2842.

Market Operations

As of December 31, 2005, Gelson’s operated 18 full-service supermarkets in Southern California, which carry both perishable and grocery products, 17 under the name “Gelson’s” and one under the name “Mayfair.”  Gelson’s and Mayfair are self-service cash-and-carry markets which offer a broad selection of local and national brands as well as a limited number of private label items. Gelson’s targets the consumer who values superior customer service, merchandise, presentation and selection.

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

Service  Gelson’s emphasizes customer service by offering a variety of service departments including seafood, delicatessen, floral, sushi and bakery departments. All sushi and most bakery departments are operated by third parties. Some Gelson’s stores include additional service departments such as fresh pizza, coffee bars and carving carts offering cooked turkey and other meats. Additionally, selected stores offer banking and pharmacy services through third parties. Stores are staffed so that, even at peak times, customer checkout time is minimized. In addition to checkers, there are personnel assigned to bagging and carrying out purchases. All employees are encouraged to know customers by name and assist them whenever possible. All stores offer a Company credit card to qualified customers in addition to the option of paying for their purchases with cash, checks or credit and debit cards. Stores are typically open 14 to 17 hours per day, with hours of operation determined by local code, lease provisions or as appropriate for the business characteristics of each community.

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

Expansion and Store Development  Management regularly evaluates the feasibility of opening new stores in and outside its existing trade area and remodeling existing stores in order to maximize the existing stores’ appeal to consumers and their profit potential. In 2005, capital expenditures totaled $6,390,000, which included costs of approximately $2,400,000 related to the remodeling and expansion of the Century City store.

Advertising and Promotion  Gelson’s advertises in newspapers on a limited basis. Direct advertising is very limited (primarily newsletters and direct mail) and is typically event rather than price oriented, emphasizing, for example, special holiday selections, specialty items and services, recipes and new products. In addition, Gelson’s maintains a website at www.gelsons.com which allows customers to learn more about the Company and to read about food related topics that may be of interest to them. The website also provides an opportunity for customers to request a newsletter, offer feedback and to place catering and holiday meal orders online. The Company reevaluates its strategy regularly in an effort to identify the most effective means of attracting and retaining customers.

Competition

The retail grocery business is very competitive. Competition in the supermarket business is based upon price, merchandise variety and quality, service and location. The number of stores, market share and brand awareness are also important competitive factors. Gelson’s is in direct competition with numerous local outlets of regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson’s), independent grocery stores, convenience stores, specialty and gourmet markets and food departments in mass merchandise and club stores. The stores of the national and regional chains are generally larger than Gelson’s stores which, in some cases, enables them to offer more products. Competition also exists from other types of retailers with respect to particular products. Gelson’s operates full-service supermarkets carrying both perishable and grocery products and competes primarily by offering a combination of high-quality products and superior customer service. The Company also believes that Gelson’s prime store locations and long-standing reputation add to its competitive strength.

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

The bulk of all merchandise purchasing takes place at Gelson’s office in Encino, California. Approximately 45% of the purchases for 2005 were distributed through the central warehouse; the remainder was delivered directly to the stores from manufacturers, distributors or wholesalers. The central purchasing and distribution operations are conducted based on electronic in-store ordering systems. Stores can place and receive orders up to six days per week. Perishables are ordered more frequently than other goods.

The largest supplier for the stores is Unified Western Grocers, Inc. (Unified) (formerly Certified Grocers), a cooperative wholesaler which has been a supplier to the Company for approximately thirty-one years and which accounted for approximately 18% of Gelson’s purchases in fiscal 2005. No other supplier accounts for more than 3% of Gelson’s purchases. The Company believes that there would be a negative short-term impact if the Company were to lose Unified as a supplier for Gelson’s, but that such impact would likely be mitigated by a combination of events, which could include:  (i) purchasing certain items for direct store delivery, thereby freeing warehouse capacity to allow other items to be purchased through the warehouse and (ii) purchasing certain products through other wholesalers. However, such a loss could have an adverse effect on the performance of Gelson’s.

Employees

Gelson’s had approximately 1,292 full-time and 1,138 part-time store, warehouse and office employees at December 31, 2005. The total number of employees decreased from 2,518 at the end of the prior year as sales decreased following the end of a labor dispute involving other supermarkets in the Company’s trade area. Most Gelson’s employees are covered by union collective bargaining agreements that establish working conditions, benefits, hours, rates of pay and procedures for the orderly settlement of disputes. In general, these agreements have been negotiated on an area-wide and industry-wide basis.

On October 5, 2003, the union contract covering most of Gelson’s employees expired. Prior to the contract expiration, the Company had agreed with the union to continue operating under contract extensions and to be bound by all modifications or by new contract, as applicable, regarding trust funds and hourly wage rates as negotiated between the union and three major grocery retailers. On February 29, 2004, employees of the three major retailers ratified a new union labor contract. The new contract provides for, among other things, a new two-tier employment structure, elimination of health care maintenance of benefits provided for under the prior agreement and bonus payments in lieu of wage increases. In a vote held on March 24-25, 2004, employees of the Company who are members of the United Food and Commercial Workers (UFCW) ratified a new labor contract on terms similar to those reached by the three major grocery retailers. The new labor contract expires in March 2007.

In addition to employees at Gelson’s, Arden-Mayfair had approximately 73 full-time and 3 part-time employees at its executive and headquarters offices at December 31, 2005, some of whom are covered by a collective bargaining agreement.

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

Available Information

The Company does not have an internet website to make its filings with the Securities and Exchange Commission available. However, it will provide free of charge upon written request to Assistant Secretary, Arden Group, Inc., P.O.Box 512256, Los Angeles, California 90051-0256 paper copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission. This information is also available at www.sec.gov. The reference to this website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

Item 1A.         Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Certain statements contained in this Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in other parts of this report and in other Company filings are forward-looking statements. These statements discuss, among other things, future sales growth, operating results and financial condition. Forward-looking statements reflect the Company’s current plans and expectations regarding important risk factors and are based on information currently known to the Company.

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

Changes in Economic, Political or Social Conditions

Our profitability may be impacted by overall economic conditions, particularly in Southern California. Changes in economic conditions such as inflation, employment levels, interest rates and tax rates may reduce consumer spending or influence our customers to shift their spending to our competitors. In addition, our business may be subject to interruption from acts of terrorism, national emergencies or natural disasters.

Competition in the Grocery Business

The retail grocery business is intensely competitive with respect to price, food quality and selection, service and location. During the past several years, there has been a consolidation in the supermarket industry. We are in direct competition with numerous local outlets of regional and national supermarket chains, independent grocery stores, convenience stores, specialty and gourmet markets and food departments in mass merchandise and club stores. There are a number of well established competitors with substantially greater financial, marketing, personnel and other resources than ours, some of which are also nonunion. We frequently face the opening of a new or remodeled competitor’s store. Competition also requires us to periodically remodel our existing stores, at ever-increasing costs, in order to maintain their appeal. An inability to successfully compete with other grocery retailers in our markets could prevent us from increasing or sustaining our revenues and profitability.

Changes in Laws or Regulations or Failure to Comply

We are subject to various federal, state and local laws, regulations and licensing requirements which regulate health and sanitation standards, food labeling and handling, the sale of alcoholic beverages, employment, working conditions, citizenship requirements and public accommodations. Changes to such laws or regulations may adversely affect our profitability by increasing our costs or affecting the sale of certain items. In addition, we must comply with state and local fire, zoning, land use and environmental regulations. Failure to comply with these regulations could adversely affect the operation of our existing stores or could delay or prevent the opening of a new store.

Changes in Accounting Standards, Policies and Practices

The issuance of new pronouncements or changes to existing accounting policies and practices could have a significant impact on our reported results or change the way we account for various transactions. New policies and changes to existing rules may adversely affect our reported financial results.

Availability and Retention of Retail Space

We currently lease the majority of our store locations. Typically, our supermarket leases have initial 20-year lease terms and may include options for up to an additional 20 years. The average term remaining on our supermarket leases, including renewal options, is approximately 22 years. Our revenues and profitability would be negatively impacted if we are unable to renew these leases at reasonable rates.

Our continued growth depends to a significant degree on our ability to open or acquire new stores in existing and new markets and to operate these stores successfully. Our expansion strategy is dependent on finding suitable locations, and we face intense competition from other retailers for such sites. We may not be able to find suitable locations that meet our demographic requirements at a reasonable cost.

The Ability of our Vendors to Supply Products and Services in a Timely Manner

Our business is dependent on our ability to purchase products from a large wholesaler and numerous smaller vendors in a timely manner and at competitive prices. The largest supplier for our stores is Unified, a cooperative wholesaler, who has provided product for our stores for thirty-one years. We currently procure approximately 18% of our product from Unified. Any disruption in the business of Unified or any of our other principal suppliers could negatively impact our sales and profitability. Even where we have access to alternative sources of supply, the failure of a supplier to meet our demands may temporarily disrupt store level merchandise selection.

Ability to Control  Insurance Coverage Costs and Claims Experience

We use a combination of insurance and self-insurance plans to provide for coverage associated with losses related to workers’ compensation, general and auto liability, property damage, director and officers liability, fiduciary, employment practices, business interruption, crime, earthquake and health care. The cost of insurance has risen significantly over the past few years and is expected to continue to increase in the future. These increases could have a negative impact on our profitability if we are not able to offset the effect of such increases with plan modifications, cost control measures, sales increases or by improving our operating efficiency.

We are self-insured for workers compensation and general and auto liability. We have stop-loss insurance coverage to limit our exposure on a per claim basis and are insured for covered costs in excess of per claim limits. The Company devotes substantial time and effort to maintaining a safe environment in our stores and offices. However, the cost of both insured and self-insured plans is highly dependent upon legal and legislative trends, the inflation rate of premiums and our ability to manage claims.

The Outcome of Current and Future Legal Proceedings

From time to time we are the subject of complaints or litigation from customers alleging injury, food quality or operational concerns. We may be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are liable. We are also subject to complaints or allegations from former or current employees, claims concerning hazardous substances on our current or previously owned properties, class action suits concerning warning labels and other claims. A lawsuit or claim could result in a decision against us that could have an adverse effect on our business. Additionally, the cost of defending ourselves against lawsuits and claims, regardless of merit, could have a negative impact on our profitability.

Impact of Local Projects in the Vicinity of our Supermarkets

From time to time, local events or projects take place in the vicinity of our stores that may have a negative impact on our sales and profitability. Major road construction on Santa Monica Boulevard near our Century City store has been underway since March 2003. At times during the project, construction has, and will continue to occur directly in front of, or very close to the shopping center in which our store is located. This construction, together with a major remodel of the shopping center, has resulted in a significant decline in sales and profitability for the store. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  for further discussion.

New Labor Contracts and Labor Stoppages

The majority of our employees belong to a union with which we have signed a labor agreement which establishes rates of pay, benefits, working conditions and procedures for the orderly settlement of disputes. In the past, the UFCW (which the majority of our store employees belong to) has first negotiated with the major grocery retailers in our area. Subsequently, we have accepted terms that are similar to those agreed to by the major grocery retailers. In order to continue to attract and retain quality personnel, we may be forced to accept terms that increase our operating costs, which in turn, may negatively impact our profitability. In the future, the UFCW could choose to negotiate first with us and, if negotiations were unsuccessful, strike our stores. The current agreement expires in March 2007.

Retention of Key Personnel

Our success will continue to be dependent on our key operating employees. We must continue to attract, retain and motivate a sufficient number of qualified management and operating personnel and be able to replace senior management upon retirement. Individuals of this caliber are historically in short supply and this shortage may limit our ability to hire and retain qualified personnel, and thus, may hinder our ability to operate effectively.

Stock Price Volatility

The market price of our Class A Common Stock (Class A) could be subject to significant fluctuation in response to various market factors and events including general economic and market conditions, variations in our earnings results and publicity regarding us, our competitors and the grocery business in general. The stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. Furthermore, there is not a significant volume of trading in our Class A which subjects our stock price to a higher level of volatility and may adversely impact the liquidity of the stock. Fluctuations in our Class A price also impact compensation expense as it relates to our outstanding stock appreciation rights (SARs). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

Item 1B.                             Unresolved Staff Comments

None.

Item 2.                                     Properties

The Company currently owns two of its freestanding supermarket properties and a shopping center in which a Gelson’s Market is located. The shopping center owned by the Company, located in Calabasas, California, consists of approximately 58,000 leasable square feet, approximately 18,000 square feet of which is leased to multiple tenants and approximately 40,000 square feet of which is leased to Gelson’s. Fifteen supermarkets and the warehouse and distribution facilities which service the markets are leased from third parties. Gelson’s corporate offices in Encino, California are also leased. Typically, supermarkets have initial 20-year lease terms and may include options for up to an additional 20 years. These leases often require the payment of percentage rent on sales in excess of certain levels in addition to minimum rent. The average term remaining on the supermarket leases, including renewal options, is approximately 22 years. The 18 markets range in size from approximately 18,000 to 40,000 square feet. Gelson’s warehouse, distribution and truck service facilities in the City of Commerce, California are leased and contain approximately 131,000 square feet. The term of the lease, including renewal options, expires in January 2021. The Company had exercised its right to terminate the lease for its Pasadena store in the Spring of 2005, but the lease was reinstated by mutual agreement on different terms in April 2005.

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

Item 4.                                     Submission of Matters to a Vote of Security Holders

There was no matter submitted during the fourth quarter of fiscal year 2005 to a vote of the security holders of the Registrant.

PART II

Item 5.                                     Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)                                  The Company’s Class A is traded over-the-counter in the NASDAQ National Market System under the symbol ARDNA. During the past two years, the range of high and low sales prices (not including markups, markdowns or commissions) for each quarterly period was, according to NASDAQ, the following:

	2005		2004
	High	Low	High	Low

1st Quarter	102.62	66.29	79.80	70.20
2nd Quarter	83.00	63.40	90.00	71.01
3rd Quarter	93.45	72.05	90.45	76.07
4th Quarter	92.45	72.20	114.86	77.67

The Company previously had outstanding shares of Class B Common Stock (Class B) for which there was no established public trading market and which were subject to various restrictions on transfer. On November 10, 2004, all the Class B shares were converted into Class A shares as provided under the Company’s Restated Certificate of Incorporation. As a result of the conversion, the Company has only Class A outstanding and all shareholders participate equally in the undistributed earnings of the Company.

(b)                                 As of December 31, 2005, there were 1,027 holders of record of the Company’s Class A, with aggregate holdings of 3,379,002 shares of Class A. This does not include 1,357,200 shares of the Company’s Class A owned by AMG Holdings, a wholly-owned second-tier subsidiary of the Company.

(c)                                  In August 2003, the Company established a regular quarterly dividend of 25 cents per share of Class A and 22.5 cents per share of Class B. No dividends were paid on either Class A or Class B during any period presented prior to August 2003. Cash or property dividends on Class B were restricted to an amount equal to 90% of any dividend paid on Class A. For the year ended December 31, 2005, the regular quarterly dividend was paid only to Class A, as all Class B had been converted as discussed above. The Company anticipates payment of comparable Class A quarterly dividends in future quarters.

On October 25, 2004, the Board of Directors of the Company declared a special dividend in the amount of $20 per share on its outstanding Class A and $18 per share on its outstanding Class B payable on December 16, 2004 to shareholders of record on November 15, 2004. As a result of the conversion on November 10, 2004 of Class B to Class A, the dividend was paid to Class A only. The aggregate amount of the special dividend was approximately $67,665,000.

Item 6.                                     Selected Financial Data

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

(In Thousands, Except Share and Per Share Data)

	2005	2004	2003	2002	2001
Operations For The Year:
Sales	$470,354	$502,898	$486,378	$398,231	$388,505
Gross profit	214,365	225,413	215,720	176,725	167,636
Operating income (1)	31,816	34,579	25,458	21,644	19,377
Other income (expense), net	1,606	3,591	2,446	1,644	1,926
Income tax provision	13,571	15,498	11,323	9,356	8,432
Net income	$19,851	$22,672	$16,581	$13,932	$12,871
Net income per common share:
Basic – Class A	$5.87	$7.00	$5.11	$4.33	$3.96
Basic – Class B	N/A	6.13	4.60	3.90	3.56
Diluted	5.87	6.70	4.90	4.14	3.79
Financial Position At Year-End:
Total assets	$147,027	$122,135	$186,972	$138,971	$122,834
Working capital	41,304	23,883	75,185	48,892	27,975
Long-term debt	1,453	1,764	2,038	2,283	3,134
Stockholders’ equity	82,320	66,576	115,000	99,027	83,389
Capital expenditures	6,390	12,641	5,752	4,023	10,066
Other Operating and Financial Data:
Number of stores at end of fiscal year	18	18	18	18	18
Sales increase (decrease) (2):
Total stores	(6.6)%	3.4%	22.3%	2.5%	8.9%
Same stores	(6.6)%	3.4%	22.3%	0.8%	2.2%
Depreciation and amortization	$7,401	$6,990	$8,126	$8,139	$7,872
Dividends declared per common share:
Class A	$1.00	$1.00	$.50
Class B	$ N/A	$.675	$.45
Special dividend declared per Class A Common Stock share		$20.00
Weighted average common shares outstanding:
Basic – Class A	3,381,051	2,217,675	2,015,859	1,991,230	2,022,320
Basic – Class B	N/A	1,164,977	1,363,584	1,363,790	1,366,914
Diluted	3,381,051	3,382,652	3,380,524	3,365,961	3,398,671

All years are 52 weeks except 2003 which is 53 weeks.

(1)                Fiscal 2003 operating income includes a $4,311 charge for impairment on long-lived assets related to leasehold improvements and equipment at the Pasadena store. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

(2)                Same store sales increases are calculated by comparing year-over-year sales for stores that were open in both years. If a store was not open for the entire year in both years being compared, then the store is not included in the same store analysis. No stores were closed during any of the periods presented. Fiscal 2003 was a 53-week year. No adjustment was made to remove the additional week for comparison purposes. Store sales used to calculate sales increases, above, do not include revenue from leases, subleases, licensing arrangements and finance charges, and therefore, will not agree to total year-over-year sales increases as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in other parts of this report and in other Company filings are forward-looking statements. These statements discuss, among other things, future sales growth, operating results and financial condition. Forward-looking statements reflect the Company’s current plans and expectations regarding important risk factors and are based on information currently available to us. The Company cautions readers that any forward-looking statements contained in this report or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The Company does not undertake any obligation to update forward-looking statements.

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

The labor dispute resulted in a temporary shift in consumer shopping patterns and a significant increase in the Company’s sales and operating income during the fourth quarter of 2003 and the first quarter of 2004. Since the conclusion of the labor dispute, customers have returned to their previous shopping patterns. However, the Company has successfully retained some of the incremental sales from new shoppers that experienced the Gelson’s format and service during the labor dispute.

2005 Compared to 2004

Net income in 2005 decreased 12.4% to $19,851,000 compared to $22,672,000 during 2004. Operating income decreased 8.0% to $31,816,000 in 2005 compared to $34,579,000 in 2004.

Sales from the Company’s 18 supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $470,354,000 in 2005. This represents an overall decrease of 6.5% from 2004, when sales were

$502,898,000 and a same store sales decrease of 6.6%. The labor dispute in the Company’s trade area contributed to the higher sales in the prior year. Sales were negatively impacted for three weeks in the second half of 2004 as the Century City store was closed due to construction at the Century City Shopping Center as discussed below. The store, which was closed for a total of three weeks, reopened on October 18, 2004. Sales in both 2004 and 2005 were also negatively impacted as a result of ongoing construction near the Century City store. The Company does not believe that inflation contributed significantly to the change in sales.

The Company’s gross profit as a percent of sales was 45.6% in 2005 compared to 44.8% in 2004 primarily due to a combination of cost reductions and product pricing decisions. The Company includes product costs, net of discounts and allowances, and inbound freight charges in cost of sales, thereby reducing gross profit by these amounts. Purchasing and receiving costs, inspection costs, internal transfer costs, warehousing costs and other costs of the Company’s distribution network are recorded as Delivery, Selling, General and Administrative (DSG&A) expense. Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since other entities may record purchasing, warehousing and distribution costs in cost of sales.

DSG&A expense as a percent of sales was 38.8% in 2005 compared to 37.9% in 2004. During the labor dispute, the Company achieved significant economies of scale from incremental sales. DSG&A expense as a percent of sales has increased since the conclusion of the labor dispute; however, the Company has succeeded in retaining some of the economies of scale due to the sales retained compared to pre-strike periods. These economies were partially offset by approximately $2,200,000 of bonus expense recognized and paid in the first half of 2004 to the Company’s UFCW employees and higher compensation expense in 2004 related to the Company’s SARs program. During 2005, the Company recognized $946,000 of SARs compensation expense compared to $3,658,000 in 2004 due to a reduction in the Company’s Class A price at the end of fiscal 2005 compared to the end of the previous year.

The Company contributes to several multi-employer union pension and health care plans. Pension and health care payments are determined based on straight-time hours worked and the rate per hour as stipulated in the Company’s various collective bargaining agreements. The Company recognized union pension expense of $6,241,000 in 2005 compared to $6,064,000 in 2004. Higher pension costs in 2005 resulted from an increase in the average hourly pension contribution rate. However, the increase was partially offset by a reduction in the number of labor hours worked as sales volumes declined in 2005 compared to 2004. In addition, pension costs have and will continue to decrease as the Company experiences turnover as employees hired after the ratification of the new UFCW labor agreement must meet age and hours worked requirements prior to becoming eligible to enter the plan, and once in the plan, the Company’s contribution rate for these employees is lower than the rate for employees hired prior to the ratification of the new labor agreement. Union health care expense was $16,047,000 in 2005 compared to $16,977,000 in 2004. Health care costs decreased due to the reduction in the number of labor hours worked as discussed above.

The Company reviews the carrying values of its property, plant and equipment on a quarterly basis to determine if any of those assets have become impaired. During the fourth quarter of 2003, the Company recorded a $4,311,000 impairment on long-lived assets including leasehold improvements and equipment at its Pasadena store, which opened in September 2001 and has performed below management’s expectations. The Company had exercised its right to terminate its lease in the Spring of 2005, but the lease was reinstated by mutual agreement on different terms in April 2005. A termination of the lease in the future may result in an additional write-off of fixed assets and other costs at that time. As of December 31, 2005, the remaining net book value of fixed assets related to the Pasadena store was $376,000.

In June 2003, in an effort to control substantially increasing workers’ compensation rates, the Company terminated its guaranteed cost workers’ compensation insurance coverage and purchased a high deductible workers’ compensation policy. The Company has stop-loss coverage to limit its exposure on a per claim basis and is insured for covered costs in excess of per claim limits. Self-insurance accruals for losses up to the purchased stop-loss coverage are based on reported claims and an estimate of claims incurred but not reported. No assurance can be given that this change will ultimately result in a reduction in workers’ compensation expense or limit future increases. The Company devotes substantial time and commitment to maintaining a safe work environment. The ultimate cost of workers’ compensation is highly dependent upon legal and legislative trends, the inflation rate of health care costs and the Company’s ability to manage claims. In April 2004, California passed legislation aimed at reforming the workers’ compensation insurance system in the state. At this point in time, while it is premature to predict the final outcome of claims incurred within recent policy years, it appears that the legislative reform will have a positive effect in the Company’s overall workers’ compensation costs.

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

Stock-based compensation, under the SARs program, is subject to variable accounting in accordance with Financial Accounting Standards Board Interpretation No. (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” For the fiscal year ended December 31, 2005, SARs compensation expense was $946,000 compared to $3,658,000 in fiscal 2004. The decrease in compensation expense was due to a decrease in the Company’s Class A price during 2005 partially offset by the additional vesting of SARs. Effective beginning the first quarter of 2006, the Company will account for the SARs program in accordance with Statement of Financial Accounting Standards No. (SFAS) 123R (revised 2004), “Share-Based Payment,” which will change the amount the Company records for SARs compensation expense. See the discussion under “Recent Accounting Standards” below.

During 2005, the Company procured approximately 18% of its product through Unified, a grocery cooperative. As a member-patron, the Company is required to provide Unified with certain minimum deposits and credit in order to purchase product from the cooperative. As of December 31, 2005, the Company had approximately $2,150,000 on deposit with Unified. The minimum deposit requirement is satisfied through ownership of equity shares in Unified. In

2005 and 2004, the Company recorded approximately $451,000 and $569,000, respectively, in patronage dividend income received in the form of cash and Unified equity shares as a reduction of cost of sales.

Interest and dividend income was $1,722,000 in 2005 compared to $1,986,000 for 2004 primarily due to lower cash levels in 2005 partially offset by higher interest rates. Cash available for investment was substantially lower in fiscal 2005 as a result of the special dividend of approximately $67,665,000 paid on December 16, 2004.

Other income includes gains realized on investments of $36,000 and $1,787,000 in 2005 and 2004, respectively. During 2004, the Company sold an investment in a limited partnership and recognized a gain of approximately $1,570,000.

 SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses from available-for-sale securities be included as a component of stockholders’ equity. Unrealized losses on investments were $392,000 (net of income tax benefit of $269,000) in 2005 compared to unrealized losses of $247,000 (net of income tax benefit of $169,000) in 2004. Management does not believe any of these losses are other-than-temporary.

A major road improvement project which has been under construction along Santa Monica Boulevard in West Los Angeles, California since March 2003, is presently estimated to be substantially completed in Summer 2006. At times during the project, construction has, and will continue to occur directly in front of, or very close to, the Century City Shopping Center where Gelson’s has its Century City store. In addition, the Century City Shopping Center recently underwent a major construction project which began in March 2004. The project involved the relocation of the movie theaters, food court and other tenants to newly constructed areas immediately adjacent to the Gelson’s store, as well as the expansion of the Gelson’s store. The grand reopening of the Shopping Center, as renovated, occurred in December 2005. The Company was also in the process of remodeling the store beginning in September 2004. The current remodel plans are expected to be complete during 2006. Sales at the Century City store have been negatively affected during the construction on Santa Monica Boulevard and at the Century City Shopping Center. The Company anticipates that sales will continue to be negatively impacted as construction on Santa Monica Boulevard continues. The Company also expects that the parking in the Century City Shopping Center for Gelson’s customers will be adversely affected by the relocation of the theaters, food court and other tenants to the immediate vicinity of the Gelson’s store. However, it also anticipates that the relocation will increase foot traffic in the vicinity of the store which, along with the expanded facilities and services within the store, could increase customer count.

2004 Compared to 2003

Net income in 2004 increased 36.7% to $22,672,000 compared to $16,581,000 during 2003. Operating income increased 35.8% to $34,579,000 in 2004 compared to $25,458,000 in 2003.

Sales from the Company’s 18 supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were

$502,898,000 in 2004. This represents a comparable store sales increase, as well as an overall increase of 3.4% over 2003, when sales were $486,378,000. The majority of the sales increase from 2003 to 2004 resulted from the ability to retain some customers from the labor dispute. The Company does not believe that inflation or changing prices contributed significantly to the sales increase. Sales were negatively impacted during the second half of 2004 as the Century City store was closed for three weeks due to construction at the Century City Shopping Center. The store reopened on October 18, 2004.

The Company’s gross profit as a percent of sales was 44.8% in 2004 compared to 44.4% in 2003. The Company includes product costs, net of discounts and allowances, and inbound freight charges in cost of sales, thereby reducing gross profit by these amounts. Purchasing and receiving costs, inspection costs, internal transfer costs, warehousing costs and other costs of the Company’s distribution network are recorded as DSG&A expense. Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since other entities may record purchasing, warehousing and distribution costs in cost of sales.

DSG&A expense as a percent of sales was 37.9% in 2004 compared to 39.1% in 2003. The higher costs in 2003 reflect a $5,797,000 charge to pay union health care claims and restore trust fund reserves to the required levels, as well as a $4,311,000 impairment charge related to the Pasadena store as discussed above. The higher 2003 expense was partially offset by higher average union health and welfare and pension rates per hour in 2004 compared to the prior year, as well as the suspension of UFCW pension plan contributions for two months during 2003. In addition, the Company incurred fees of approximately $884,000 in 2004 in connection with Sarbanes-Oxley Section 404 compliance.

The new collective bargaining agreement ratified by employees of Vons, Ralphs and Albertsons eliminated the health care maintenance of benefits obligation included in the prior agreement. The same agreement was ratified by Gelson’s employees. The expired agreement provided that if health care maintenance of benefits is eliminated in a successor collective bargaining agreement, employers are required to contribute an amount sufficient to restore the total cash reserves to an amount equal to the unpaid health care claims liability. The labor dispute resulted in a depletion of funds in the multi-employer health and welfare trust fund. The Company was assessed $5,797,000 to pay union health care claims and restore trust fund reserves to the required levels. This $5,797,000 was reflected as a charge against earnings in 2003 as noted above.

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

For a discussion of workers’ compensation, general and auto liability and other types of insurance coverage, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “2005 Compared to 2004” presented above.

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

Liquidity and Capital Resources

The Company’s current cash position, including investments and net cash provided by operating activities, are the primary sources of funds available to meet the Company’s capital expenditure and liquidity requirements. The Company’s cash position, including investments, at December 31, 2005 was $56,988,000. Cash not required for the immediate needs of the Company is temporarily invested in commercial paper and marketable securities. Currently, all temporary investments are highly liquid. The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.

The Company also has two revolving lines of credit totaling $23,000,000 available for standby letters of credit, funding operations and expansion. There were no outstanding borrowings against either of the revolving lines as of December 31, 2005. The Company currently maintains five standby letters of credit aggregating $14,444,000 pursuant to the Company’s lease requirements and general liability and workers’ compensation self-insurance programs. The standby letters of credit reduce the available borrowings under its revolving lines.

The Company’s working capital was $41,304,000 at December 31, 2005 compared to $23,883,000 at January 1, 2005. Net cash provided by operating activities of $33,079,000 contributed significantly to the increase in working capital during 2005. Cash flows from operating activities resulted primarily from net income plus non-cash expenses and changes in working capital.

During 2005, the Company’s Consolidated Statement of Cash Flows reflects an increase in accounts payable, trade and other current liabilities of approximately $1,734,000 compared to a decrease of $11,799,000 in the same period of the prior year. Accounts payable decreased significantly after the conclusion of the labor dispute as customers returned to their previous shopping patterns and the Company’s product orders decreased. The labor dispute also resulted in a depletion of funds in the multi-employer health and welfare trust fund maintained for the benefit of UFCW employees. As a result, the Company was assessed approximately $5,797,000 to pay union health care claims and restore trust fund reserves to the required levels. This assessment was accrued at the end of fiscal 2003 and paid during the first quarter of 2004. In addition, income taxes payable during 2005 increased approximately $3,511,000 compared to a decrease of $11,434,000 during 2004. The Company recorded additional income taxes payable at the end of fiscal 2003 as a result of the increase in earnings that the Company achieved during the labor dispute. These taxes were remitted to the appropriate taxing authorities during the first quarter of 2004. Deferred rent payable increased approximately $924,000 in 2005 primarily due to the extension of certain store leases by the Company.

Net cash used in investing activities was $1,472,000 in 2005. Investing activities included primarily the purchase and sale of investments which resulted in a net cash inflow of $4,866,000 offset by capital expenditures of $6,390,000. Net cash used in financing activities was $3,932,000 in 2005. Financing activities included cash dividend payments of $3,382,000, payments to buy back shares of the Company’s Class A of $334,000 and principal payments of $216,000 on capital lease obligations.

The Company’s current ratio was 1.87 at December 31, 2005 compared to 1.58 at January 1, 2005. The Company’s total liabilities to equity ratio decreased to .79 at December 31, 2005 from .83 at January 1, 2005.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of December 31, 2005:

	Contractual Cash Obligations (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

7% Subordinated Income Debentures Due September 2014 Including Interest	$2,002	$86	$172	$172	$1,572

Capital Lease Obligations Including Interest	498	260	238	0	0

Operating Leases	153,211	9,074	19,118	18,216	106,803

Total Contractual Cash Obligations (1)	$155,711	$9,420	$19,528	$18,388	$108,375

	Other Commercial Commitments (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby Letters of Credit (2)	$14,444	$14,444	$0	$0	$0

(1)          Other Contractual Cash Obligations

The Company had the following other contractual cash obligations at December 31, 2005. The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments is unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to workers’ compensation and general and auto liability claims. The Company maintains stop-loss insurance coverage to limit its loss exposure on a per claim basis. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis. Accruals are based on reported claims and an estimate of claims incurred but not reported. While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims. The Company’s liability reserve for unpaid and incurred but not reported claims at December 31, 2005 was approximately $9,523,000.

Employment Agreement

The Company has an employment agreement with a key executive officer that provides for annual retirement compensation equal to 25% of his average base salary and bonus earned in the last three years prior to his retirement. The Company had accrued $2,746,000 under the terms of the employment agreement as of December 31, 2005.

Property, Plant and Equipment Purchases

As of December 31, 2005, management had authorized expenditures on incomplete projects for the purchase of property, plant and equipment which totaled approximately $1,910,000. The Company has an ongoing program to remodel existing supermarkets and to add new stores. During 2005, total capital expenditures were $6,390,000.

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

In April 2003, the Company announced a stock repurchase program, authorized by the Board of Directors, to purchase from time to time up to 100,000 shares of its Class A in the open market or in private transactions. The timing, volume and price of purchases are at the discretion of the management of the Company. During 2003 and 2005, the Company purchased and retired 4,942 and 4,250 shares of its Class A for an aggregate purchase price of approximately $296,000 and $334,000, respectively, in unsolicited private transactions with unrelated parties. Subsequent to fiscal 2005 year end, the Company’s Board of Directors authorized the purchase of up to an additional 150,000 shares of Class A. During January and February 2006, the Company purchased 149,573 shares of Class A in unsolicited private transactions with unrelated parties for an aggregate purchase price of approximately $12,481,000. The remaining number of shares authorized for purchase after taking into account the purchase of 149,573 shares is 91,235.

The Company paid quarterly dividends of 25 cents per share of Class A during 2005 for a total of approximately $3,382,000. During 2004, the Company paid quarterly dividends of 25 cents per share of Class A and 22.5 cents per share of Class B, aggregating approximately $3,280,000. On October 25, 2004, the Company’s Board of Directors declared a special dividend of $20 per share on its Class A and $18 per share on its Class B. On November 10, 2004, all of the Class B shares were converted into Class A shares on a one-for-one basis as provided under the Company’s Restated Certificate of Incorporation. As a result, all owners of the Company’s Class B became owners of Class A prior to the special dividend record date and were entitled to receive the dividend payable on Class A issued upon such conversion. The aggregate amount of the special dividend was approximately $67,665,000 taking into account the conversion of all Class B shares prior to the dividend record date.

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

The Company reviews its investment portfolio on a quarterly basis to determine if market declines below book value may be other-than-temporary. Any decline that is determined to be other-than-temporary is recorded as a loss on the Consolidated Statements of Operations and Comprehensive Income in accordance with Emerging Issues Task Force (EITF) No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Issues.”

Inventories

Supermarket nonperishable inventories are recorded using the retail method and are stated at the lower of cost or market, with cost determined using the last-in, first-out (LIFO) method. Perishable inventories are valued at the lower of cost on a first-in, first-out (FIFO) method or market.

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

Workers’ Compensation and General and Auto Liability Insurance

The Company is primarily self-insured for losses related to workers’ compensation and general and auto liability claims. The Company purchases stop-loss insurance coverage to limit its loss exposure on a per claim basis. Accruals are based on reported claims and an estimate of claims incurred but not reported. While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims.

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

Merchandise Costs

Cost of sales and inventory includes product costs, net of discounts and allowances, and inbound freight charges. Purchasing and receiving costs, inspection costs, internal transfer costs, warehousing costs and other costs of the Company’s distribution network are recorded as DSG&A expense. Warehousing and transportation costs include labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center and distribution system.

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

Occasionally, the Company receives rebate allowances in the form of upfront lump-sum payments from vendors. Under the terms of these long-term agreements, the Company earns the rebates as it purchases product from the vendor. The upfront payments are recorded as a liability when they are received and are recorded as a reduction of inventory cost as the product is purchased. In the event that the Company does not purchase the minimum amount of product specified in the agreement, the upfront payments must be returned on a pro rata basis to the vendor. If the contract does not specify that the rebate is earned as product is purchased, then the upfront payments are recorded as a liability when received and recognized as a reduction of cost of goods sold on a pro rata basis as the product is sold.

Stock Options and Stock Appreciation Rights

The Company accounts for its Non-Officer and Non-Director Stock Option Plan (Stock Option Plan) using the Intrinsic Value Based method prescribed in Accounting Principles Board Opinion No. (APB) 25, “Accounting for Stock Issued to Employees.” Under this method, compensation cost of $0, $0 and $90,000 was recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income for fiscal years 2005, 2004 and 2003, respectively. SFAS 123, “Accounting for Stock-Based Compensation,” (as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”) encourages adoption of a Fair Value Based method for valuing the cost of stock-based compensation. However, it allows companies to use the Intrinsic Value

Based method prescribed by APB 25 and disclose pro forma net earnings and earnings per share in accordance with SFAS 123.

Stock-based compensation under the SARs program is subject to variable accounting in accordance with FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” As a result, changes in the market price of the Company’s Class A impacts compensation expense.

Effective beginning the first quarter of 2006, the Company will account for the Stock Option Plan and the SARs program in accordance with SFAS 123R as discussed below.

Recent Accounting Standards

In March 2004, the EITF amended and ratified previous consensus on EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Issues.” EITF No. 03-1 establishes guidance to be used in determining when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. The effective date was originally the Company’s third quarter of 2004. In September 2004, the Financial Accounting Standards Board (FASB) issued EITF No. 03-1-1, “Effective Date of Paragraphs 10-20 of EITF 03-1,” to delay the effective date pending further discussions by the EITF. In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This pronouncement is effective beginning with the Company’s first quarter of 2006. The Company does not currently have any other-than-temporary impairment, and therefore, adoption of this standard on January 1, 2006 will not have a significant impact on the Company’s consolidated financial statements.

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

In December 2004, the FASB issued SFAS 123R (revised 2004), “Share-Based Payment,” which will be effective in the first quarter of fiscal 2006. This statement will eliminate the ability to account for share-based compensation transactions using APB 25, “Accounting for Stock Issued to Employees.” Under the provisions of SFAS 123R, the Company’s SARs will be accounted for as a liability award with the fair value of SARs issued calculated using a Black Scholes model at each reporting period. Compensation expense continues to be recorded over the vesting period of the award. The Company intends to adopt SFAS 123R using the Modified Prospective Transition method which will require a cumulative adjustment for the difference, if any, in the amount of accrued compensation expense recorded as of December 31, 2005 and the amount required under the provisions of SFAS 123R. The Company is still in the process of evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial statements.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS 143. This statement clarified the term conditional asset retirement obligation and is effective for the Company’s fourth quarter ending December 31, 2005. Adoption of FIN 47 did not have an impact on the Company’s consolidated financial statements.

In September 2005, the EITF amended and ratified previous consensus on EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” which addresses the amortization period for leasehold improvements in operating leases that are either placed in service significantly after and not contemplated at or near the beginning of the initial lease term or acquired in a business combination. This consensus applies to leasehold improvements that are purchased or acquired in reporting periods beginning after ratification. Adoption of the provisions of EITF No. 05-6 did not have an impact on the Company’s consolidated financial statements.

In October 2005, the FASB issued FSP SFAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP SFAS 13-1 clarifies that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. This statement is effective with the Company’s first quarter of 2006. Adoption of this standard will not have an impact on the Company’s consolidated financial statements.

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

A change in market prices exposes the Company to market risk related to its investments. As of December 31, 2005, all investments were classified as available-for-sale securities and totaled $20,650,000. A hypothetical 10% drop in the market value of these investments would result in a $2,065,000 unrealized loss and a corresponding decrease in the fair value of these instruments. This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

Item 8.                                     Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements.

Item 9.                                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005. Based upon that evaluation, the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Management, with the participation of the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                             Other Information

None.

PART III

Item 10.                               Directors and Executive Officers of the Registrant

Identification and Information Concerning Directors

Below is set forth certain information about each of the Company’s directors as of February 25, 2006. Certain of this information has been supplied by the persons shown.

Name	Age	Principal Occupation (1) and Other Directorships	Director Since (2)	Term Expires

Bernard Briskin	81	Chairman of the Board of Directors, President and Chief Executive Officer of the Company and Arden-Mayfair, a subsidiary of the Company, and Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of AMG Holdings and Chairman of the Board and Chief Executive Officer of Gelson’s, both subsidiaries of Arden-Mayfair.	1970	2007

John G. Danhakl	49	Partner, Leonard Green & Partners, L.P. since March 1995. Managing Director of Donaldson Lufkin Jenrette Securities Corporation from March 1990 to February 1995. Director of Big 5 Sporting Goods Corporation, Leslie’s Poolmart, Inc., Horseshows in the Sun, Inc. (HITS), The Neiman Marcus Group, Inc., Petco Animal Supplies, Inc., Rite Aid Corporation and The Tire Rack, Inc.	1995	2007

Robert A. Davidow	63	Private Investor.	1993	2008

Kenneth A. Goldman	63	Attorney and Partner with Reed Smith LLP since January 2003, Attorney and Director with Crosby, Heafey, Roach & May, A Professional Corporation from September 2000 to December 2002. For more than five years prior thereto, Attorney and Principal of Sanders, Barnet, Goldman, Simons & Mosk, A Professional Corporation.	2001	2007

Steven C. Gordon	58	President, Chief Executive Officer and a Director of Domino Realty, a privately held real estate investment and development firm.	2005	2006

Steven Romick	42	Investment Advisor, Senior Vice President of First Pacific Advisors, Inc.	2003	2006

Ben Winters served as a valued director of the Company from 1978 until his passing February 2, 2005. Mr. Winters also served as Chairman of the Audit and Nominating Committees and was a member of the Compensation and Investment Committees.

(1)                                  Unless otherwise indicated, principal occupation or occupations shown have been such for a period of at least five years in the aggregate.

(2)                                  Date shown for term of service indicates commencement of service as a director of the Company or Arden-Mayfair.

Identification of Executive Officers

Below is set forth certain information about each of the executive officers of the Company as of February 25, 2006:

Name	Age	Position(s)

Bernard Briskin	81

Chairman of the Board of Directors, President and Chief Executive Officer of the Company and Arden-Mayfair, and Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of AMG Holdings and Chairman of the Board and Chief Executive Officer of Gelson’s.

Mr. Briskin served as Chairman of the Executive Committee of the Board of Directors of Arden-Mayfair until August 1978, when he was elected President and Chief Executive Officer of Arden-Mayfair. In November 1978, Mr. Briskin was elected President and Chief Executive Officer of the Company, and in June 1994 he was elected Chairman of the Board of the Company. Mr. Briskin serves as Chairman of the Board, President and Chief Executive Officer of the Company and Arden-Mayfair, and Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of AMG Holdings and Chairman of the Board and Chief Executive Officer of Gelson’s, pursuant to an employment agreement which expires on January 1, 2008, although the term will be automatically extended for successive one year periods unless certain termination notices are given by either Mr. Briskin or the employers fifteen to eighteen months prior to the current expiration date. See “Item 11. Executive Compensation.”

Except for Mr. Briskin, who has an employment agreement, all officers serve at the pleasure of the Board of Directors.

Audit Committee and Financial Expert

The Board of Directors has an Audit Committee comprised of three outside directors. During 2005, the following individuals served as members of the Audit Committee:

Steven Romick, Chairman Robert A. Davidow Steven C. Gordon (from June 22, 2005) Ben Winters (deceased February 2, 2005)

As a result of the death of Ben Winters on February 2, 2005, a vacancy was created on the Audit Committee. On June 22, 2005, the Board of Directors of the Company elected Steven C. Gordon as a director to fill the vacancy on the Board of Directors and Mr. Gordon was also elected as a member of the Audit and Compensation Committees.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that directors and executive officers of the Company, as well as persons holding more than ten percent (10%) of a registered class of the Company’s equity securities, file with the SEC initial reports of the ownership and reports of changes of ownership of Class A and other equity securities of the Company. Based solely on review of copies of such reports furnished to the Company and written representations that no other reports were required to be filed during the fiscal year ended December 31, 2005, except for an inadvertent late filing by Mr. Gordon with respect to the grant of a SAR to him on his election as a director, all Section 16(a) filing requirements applicable to the Company’s executive officers, directors and greater than ten percent (10%) beneficial owners were complied with.

Item 11.                               Executive Compensation

General

The following table sets forth the total annual and long-term compensation paid or accrued by the Company and its subsidiaries in connection with all businesses of the Company and its subsidiaries to or for the account of the Chief Executive Officer of the Company and each other executive officer of the Company whose total annual salary and bonus for the fiscal year ended December 31, 2005 exceeded $100,000 in the aggregate.

				Long Term
				Compensation
	Annual Compensation			Awards
				Securities
				Underlying	All Other
Name and				Options/	Compen-
Principal				SARs	sation
Position	Year	Salary ($ )	Bonus ($ )	(#)(3)	($ )(4)(5)
Bernard Briskin,	2005	611,382	1,192,133	0	16,800
Chief Executive	2004	588,716	1,363,699	0	16,400
Officer	2003	573,239	991,334	0	16,000

Debra L. Jensen (1),	2005	95,966	0	0	30,000
Chief Financial	2004	37,692	0	0	0
Officer

David M. Oliver (2),	2004	118,388	0	0	0
Chief Financial	2003	170,940	25,000	0	16,000
Officer

(1)                                  Ms. Jensen, Chief Financial Officer, joined the Company in September 2004 at an annual salary of $175,000. Ms. Jensen resigned as an officer of the Company in April 2005 and terminated her employment in June 2005.

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

(4)                                  Except with respect to Ms. Jensen, represents the Company’s contributions to the Arden Group, Inc. 401(k) Retirement Savings Plan. Ms. Jensen was not eligible to participate in the plan.

(5)                                  Perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the compensation received by Ms. Jensen in 2004 or by Mr. Briskin or Mr. Oliver in any of the years for which compensation information is reported. In 2005, Ms. Jensen received a moving expense reimbursement of $30,000.

Stock Appreciation Rights

The Company has granted SARs covering shares of the Company’s Class A to non-employee directors and certain officers and employees of the Company. Each SAR entitles the holder to receive upon exercise thereof the excess of the fair market value of a share of Class A on the date of exercise over the fair market value of such share on the date granted. The SARs vest 25% each year beginning at the end of the first year and expire five years from the date of grant. No SARs were granted to or exercised by executive officers during the 2005 fiscal year.

Employment Agreement

The compensation of Mr. Briskin, the Chief Executive Officer of the Company, is established under an Employment Agreement, as amended (Employment Agreement) which currently expires on January 1, 2008. The Employment Agreement provides that, upon the expiration of the initial term on January 1, 2004, the term thereof is automatically extended for successive periods of one fiscal year unless either the employers or Mr. Briskin gives notice of termination not less than fifteen months and no more than eighteen months prior to the date upon which the term of the Employment Agreement will expire. Pursuant to the terms of the Employment Agreement, Mr. Briskin’s base salary increases on January 1 of each year based upon increases in the Consumer Price Index subject to a maximum annual increase of 4%. His annual bonus is equal to 2-1/2% of the Company’s first $2,000,000 of pre-tax profits (as defined in the Employment Agreement) plus 3-1/2% of pre-tax profits in excess of $2,000,000. The Employment Agreement provides for an annual medical expense reimbursement up to $200,000 for Mr. Briskin and his immediate family, as well as annual retirement compensation equal to 25% of Mr. Briskin’s average base salary and bonus earned in the last three fiscal years prior to his retirement and continuation of health insurance benefits and automobile allowance. The Employment Agreement provides that its terms were subject to review during the 2003 fiscal year by the Compensation Committee of the Board of Directors. Pursuant to this provision, discussions took place between Mr. Briskin and the Committee concerning amendments to certain provisions of the Employment Agreement, but no amendments have yet been effected.

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

Each of the non-employee directors have been granted and presently hold SARs covering shares of Class A. On June 22, 2005, the Company issued SARs covering 10,000 shares of the Company’s Class A to Mr. Gordon upon his election as a non-employee director. These SARs have a base price of $78.43 per share, representing the fair market value on the date of grant. When the SARs are exercised, each unit entitles the holder to receive the excess of the fair market value of a share of Class A on the date of exercise over the base price. Units vest 25% each year beginning at the end of the first year and expire five years from the date of grant.

Compensation Committee Interlocks and Insider Participation

The Board of Directors has a Compensation Committee. In 2005, the Compensation Committee was comprised of the following directors, none of whom are or have been officers of the Company:

John G. Danhakl, Chairman

Robert A. Davidow

Steven C. Gordon (from June 22, 2005)

Ben Winters (deceased February 2, 2005)

As a result of the death of Ben Winters on February 2, 2005, a vacancy was created on the Compensation Committee. On June 22, 2005, the Board of Directors of the Company elected Steven C. Gordon as a director to fill the vacancy on the Board of Directors and Mr. Gordon was also elected as a member of the Audit and Compensation Committees.

Item 12.                               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of February 25, 2006 relating to the stockholdings of persons known to the Company to be the beneficial owner of more than 5% of the Class A of the Company, its only outstanding class of equity securities:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class

Bernard Briskin Arden Group, Inc. 9595 Wilshire Blvd., Suite 411 Beverly Hills, CA 90212	1,911,945	(2)(3)	59.2%

Royce & Associates, LLC 1414 Avenue of the Americas New York, NY 10019	186,800	(4)	5.8%

City National Bank, as Trustee of the Company’s Stock Bonus Plan and Trust 1950 Avenue of the Stars, 2nd Floor Los Angeles, CA 90067	170,598		5.3%

(1)                                  Unless otherwise indicated to the contrary, all beneficial owners have sole investment and voting power. For purposes of this table, 1,357,200 treasury shares of Class A are not deemed to be outstanding.

(2)                                  This amount includes the following shares: (i) 186,096 shares held in trust (of which Mr. Briskin is the trustee) for the benefit of Mr. Briskin and his children and (ii) an aggregate of 103,012 shares held by Mr. Briskin’s spouse in her Individual Retirement Accounts for her benefit. Mr. Briskin disclaims any beneficial ownership of the shares set forth in clause (ii) hereof and has no voting or investment power with respect to these shares. Nothing herein should be construed as an admission that Mr. Briskin is in fact the beneficial owner of these shares.

(3)                                  This amount excludes 33,004 shares of Class A held by The Judy and Bernard Briskin Foundation of which Mr. Briskin serves as a co-trustee. Mr. Briskin disclaims any beneficial ownership with respect to these shares.

(4)                                  Based upon Schedule 13-G filed on January 10, 2006 with the SEC.

Security Ownership of Management

The following table shows the beneficial ownership of the Company’s Class A, its only outstanding class of equity securities, by each director, executive officer and by all directors and executive officers as a group as of February 25, 2006:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class

Bernard Briskin	1,911,945	(2)	59.2%
John G. Danhakl	0
Robert A. Davidow	0
Kenneth A. Goldman	125,200	(3)	3.9%
Steven C. Gordon	500		(4)
Steven Romick	0

All directors and executive officers as a group (6 persons)	2,037,645	(2)	63.1%

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

(3)                                  Of these shares, 37,200 are held in trust by Mr. Goldman, as trustee, for the grandchildren of Mr. and Mrs. Briskin and 88,000 are held by limited partnerships, of which Mr. Goldman and Mr. Gordon are two of the general partners and the limited partners of which are members of Mr. and Mrs. Briskin’s family.

(4)                                  Does not exceed 1%.

Equity Compensation Plan Information

The following table provides information related to the Company’s equity compensation plans as of December 31, 2005.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders (1)
Non-Officer and Non-Director Stock Option Plan	0	0	28,500

(1)                      Does not include SARs which provide for cash only compensation.

In 1998, the Company adopted a Stock Option Plan which was not submitted to security holders for approval and initially provided for the granting of stock options to key employees to purchase up to 35,000 shares of the Company’s Class A. The Stock Option Plan was amended in fiscal 2000 to increase the number of shares available thereunder to an aggregate of 70,000 shares. The objective of the Stock Option Plan is to attract and retain quality personnel and to promote the success of the Company by providing employees the opportunity to share in its growth. These options vest at 25% per year beginning at the end of the first year and expire five years from the date of grant. The exercise price of stock options granted under the Stock Option Plan is equal to the fair market value of the Company’s Class A on the date of grant. As of December 31, 2005, there were no stock options issued and outstanding.

Item 13.                               Certain Relationships and Related Transactions

A director of the Company, Mr. Goldman, is a partner of a law firm which performs legal services for the Company.

PART IV

Item 14.                               Principal Accountant Fees and Services

Audit Fees

Audit fees include the aggregate fees billed for the audit of the Company’s annual consolidated financial statements and the reviews of each of the quarterly consolidated financial statements included in the Company’s Forms 10-Q. The aggregate audit fees billed to the Company by PricewaterhouseCoopers LLP (PwC) were approximately $499,000 for fiscal 2005 and $648,000 for fiscal 2004.

In November 2004, the Company responded to a comment letter from the SEC. As a result, PwC billed the Company approximately $25,000 in fees related to researching issues raised in the letter and reviewing the Company’s response.

Audit-Related Fees

Audit-related fees incurred in connection with the audit of the Company’s employee benefit plans totaled approximately $17,000 in 2004. The 2005 audit was performed by a firm other than PwC.

Tax Fees

Fees billed by PwC for tax services in 2005 aggregated approximately $77,000, including $33,000 for tax return and compliance work, and $44,000 for other projects. Fees billed by PwC for tax services in 2004 aggregated approximately $102,000, including $32,000 for tax return and compliance work and $70,000 for other projects.

All Other Fees

Other than the fees for services described above, there were no additional fees billed by PwC in 2005 or 2004.

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

ARDEN GROUP, INC.

Date

By	/s/BERNARD BRISKIN	3/9/06
Bernard Briskin, Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date

/s/BERNARD BRISKIN	3/9/06
Bernard Briskin, Director, Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

/s/LAURA J. NEUMANN	3/9/06
Laura J. Neumann, Director of Financial Reporting and Compliance
(Principal Financial and Principal Accounting Officer)

/s/JOHN G. DANHAKL	3/9/06
John G. Danhakl, Director

/s/ROBERT A. DAVIDOW	3/9/06
Robert A. Davidow, Director

/s/KENNETH A. GOLDMAN	3/9/06
Kenneth A. Goldman, Director

/s/STEVEN C. GORDON	3/9/06
Steven C. Gordon, Director

/s/STEVEN ROMICK	3/9/06
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making the assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on that assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 39.

Report of Independent Registered Public Accounting Firm

To the Stockholders of Arden Group, Inc.:

We have completed integrated audits of Arden Group, Inc.’s December 31, 2005 and January 1, 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its January 3, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Arden Group, Inc. and its subsidiaries at December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 38, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Los Angeles, California

March 8, 2006

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31, 2005	January 1, 2005
Assets
Current assets:
Cash and cash equivalents	$36,338	$8,663
Investments	20,650	26,078
Accounts receivable, net of allowance for doubtful accounts of $195 and $181 as of December 31, 2005 and January 1, 2005, respectively	5,714	6,033
Inventories, net	19,146	18,765
Deferred income taxes	4,348	3,647
Other current assets	2,568	2,019
Total current assets	88,764	65,205
Property, plant and equipment, net	50,025	51,262
Deferred income taxes	4,850	2,683
Other assets	3,388	2,985
Total assets	$147,027	$122,135
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$19,662	$17,560
Federal and state income taxes payable	3,919	408
Current portion of long-term debt	221	273
Other current liabilities	23,658	23,081
Total current liabilities	47,460	41,322
Long-term debt	1,453	1,764
Deferred rent	5,796	4,872
Other liabilities	9,998	7,601
Total liabilities	64,707	55,559
Commitments and contingent liabilities (Note 16)
Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 4,736,202 and 4,740,452 shares issued and outstanding as of December 31, 2005 and January 1, 2005, respectively, including 1,357,200 treasury shares	1,184	1,185
Common Stock, Class B, $.25 par value; convertible participating; authorized 1,500,000 shares; 0 shares issued and outstanding as of December 31, 2005 and January 1, 2005 , respectively	0	0
Capital surplus	5,638	5,643
Unrealized gain (loss) on investments	(293)	99
Retained earnings	79,544	63,402
	86,073	70,329
Treasury stock, 1,357,200 shares at cost	(3,753)	(3,753)
Total stockholders’ equity	82,320	66,576
Total liabilities and stockholders’ equity	$147,027	$122,135

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In Thousands, Except Share and Per Share Data)

	2005	2004	2003
Sales	$470,354	$502,898	$486,378
Cost of sales	255,989	277,485	270,658
Gross profit	214,365	225,413	215,720
Delivery, selling, general and administrative expense	182,549	190,834	190,262
Operating income	31,816	34,579	25,458
Interest and dividend income	1,722	1,986	1,768
Other income (expense), net	36	1,787	950
Interest expense	(152)	(182)	(272)
Income before income taxes	33,422	38,170	27,904
Income tax provision	13,571	15,498	11,323
Net income	$19,851	$22,672	$16,581
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from available-for-sale securities:
Net unrealized holding gain (loss) arising during the period	(381)	(161)	568
Reclassification adjustment for realized gain included in net income	(11)	(86)	(454)
Net unrealized gain (loss), net of income tax expense (benefit) of ($269) for 2005, ($169) for 2004 and $78 for 2003	(392)	(247)	114
Comprehensive income	$19,459	$22,425	$16,695
Net income per common share:
Basic – Class A Common Stock	$5.87	$7.00	$5.11
Basic – Class B Common Stock	N/A	$6.13	$4.60
Diluted	$5.87	$6.70	$4.90
Weighted average common shares outstanding:
Basic – Class A Common Stock	3,381,051	2,217,675	2,015,859
Basic – Class B Common Stock	0	1,164,977	1,363,584
Diluted	3,381,051	3,382,652	3,380,524

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	2005	2004	2003

Common Stock, Class A:
Balance, beginning of year	$1,185	$844	$839
Purchase and retirement of common stock (4,250 and 4,942 shares in 2005 and 2003, respectively)	(1)	0	(1)
Shares issued under Stock Option Plan (2,000 and 23,875 shares in 2004 and 2003, respectively)	0	0	6
Conversion of Class B to Class A	0	341	0
Balance, end of year	1,184	1,185	844
Common Stock, Class B:
Balance, beginning of year	0	341	341
Conversion of Class B to Class A	0	(341)	0
Balance, end of year	0	0	341
Capital surplus:
Balance, beginning of year	5,643	5,547	4,362
Purchase and retirement of common stock	(5)	0	(5)
Shares issued under Stock Option Plan	0	96	1,190
Balance, end of year	5,638	5,643	5,547
Unrealized gain (loss) on investments:
Balance, beginning of year	99	346	232
Net unrealized gain (loss)	(392)	(247)	114
Balance, end of year	(293)	99	346
Retained earnings:
Balance, beginning of year	63,402	111,675	97,006
Net income	19,851	22,672	16,581
Dividends declared to common stockholders	(3,381)	(70,945)	(1,622)
Purchase and retirement of common stock	(328)		(290)
Balance, end of year	79,544	63,402	111,675
Stockholders’ equity before treasury stock	86,073	70,329	118,753
Treasury stock, at cost	(3,753)	(3,753)	(3,753)
Total stockholders’ equity	$82,320	$66,576	$115,000

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	2005	2004	2003
Cash flows from operating activities:
Cash received from customers	$470,646	$503,553	$488,562
Cash paid to suppliers and employees	(426,372)	(467,717)	(430,982)
Interest and dividends received	1,613	1,813	1,472
Interest paid	(155)	(184)	(258)
Income taxes paid	(12,653)	(26,046)	(6,244)
Net cash provided by operating activities	33,079	11,419	52,550
Cash flows from investing activities:
Capital expenditures	(6,390)	(12,641)	(5,752)
Purchases of investments	(713)	(15,737)	(11,836)
Sales of investments	5,579	25,070	6,828
Proceeds from the sale of property, plant and equipment	52	54	99
Net cash used in investing activities	(1,472)	(3,254)	(10,661)
Cash flows from financing activities:
Purchase and retirement of Company stock	(334)	0	(296)
Principal payments under capital lease obligations	(216)	(246)	(220)
Proceeds from exercise of stock options	0	58	874
Cash dividends paid	(3,382)	(70,911)	(811)
Net cash used in financing activities	(3,932)	(71,099)	(453)
Net increase (decrease) in cash and cash equivalents	27,675	(62,934)	41,436
Cash and cash equivalents at beginning of year	8,663	71,597	30,161
Cash and cash equivalents at end of year	$36,338	$8,663	$71,597

The accompanying notes are an integral part of these consolidated financial statements.

	2005	2004	2003
Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$19,851	$22,672	$16,581

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,401	6,990	8,126
Provision for losses on accounts receivable	49	15	0
Deferred income taxes	(2,600)	849	(5,022)
Loss on impairment of long-lived assets	0	0	4,311
Net loss from the disposal of property, plant and equipment	27	23	33
Realized gain on investments, net	(36)	(1,787)	(950)
Amortization of discount on investments	(62)	(196)	(128)
Tax benefit of stock option transactions	0	38	232
Stock appreciation rights and stock options compensation expense	946	3,658	830

Changes in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts and notes receivable	270	713	(1,217)
Inventories	(381)	(1,768)	(2,455)
Other current assets	(549)	(236)	690
Other assets	(403)	307	822

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	1,734	(11,799)	17,996
Federal and state income taxes payable	3,511	(11,434)	9,869
Deferred rent	924	399	691
Other liabilities	2,397	2,975	2,141

Net cash provided by operating activities	$33,079	$11,419	$52,550

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

Reclassifications

Certain amounts in fiscal 2004 have been reclassified to conform to the current period financial statement presentation, including the reclassification of $811,000 of cash dividends paid which were originally included under Cash Paid to Suppliers and Employees on the Consolidated Statement of Cash Flows. The dividends have been reclassified to Cash Flows from Financing Activities. The reclassification had no effect on net cash flow.

Fiscal Year

The Company operates on a fiscal year ending on the Saturday closest to December 31. Fiscal years for the consolidated financial statements included herein ended on December 31, 2005 (52 weeks), January 1, 2005 (52 weeks) and January 3, 2004 (53 weeks).

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

Investments

The Company invests in marketable securities including mutual funds and debt and equity securities. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date. The Company reviews its investment portfolio on a quarterly basis to determine if market declines below book value may be other-than-temporary. Any decline that is determined to be other-than-temporary is recorded as a loss on the Consolidated Statements of Operations and Comprehensive Income in accordance with Emerging Issues Task Force (EITF) No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Issues.” All marketable securities are defined as available-for-sale investments under the provisions of Statement of Financial Accounting Standards No. (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company does not believe that any losses on its investments are other-than-temporary.

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

In January 2001, the Company invested $2,500,000 in a limited partnership that invests primarily in publicly traded, high yield bonds. This investment was sold in May 2004. The holding represented less than a 3% interest and the Company did not have the ability to exercise significant influence over the operating and financial policies of the partnership. Consequently, the investment was accounted for under the cost method. A gain of approximately $1,570,000 was recognized in 2004 equal to the difference between the sales price and the original cost of the investment and is included in Other Income (Expense) on the Consolidated Statements of Operations and Comprehensive Income.

Accounts Receivable

The Company monitors vendor receivables and extensions of credit on an ongoing basis and has not experienced significant losses related to its receivables. At December 31, 2005, the Company did not have significant credit risk concentrations. No customer or vendor represented greater than 3% of total accounts receivable. Issuance costs related to Gelson’s Markets (Gelson’s) charge cards are not significant and are expensed as incurred.

Inventories

Supermarket nonperishable inventories are recorded using the retail method and are stated at the lower of cost or market, with cost determined using the last-in, first-out (LIFO) method. Perishable inventories are valued at the lower of cost on a first-in, first-out (FIFO) method or market.

Inventory reserves are maintained for dry goods at historical run rates that are adjusted annually and at each physical count (three times per year) to ensure adequacy of the reserve. Inventories of perishable items are taken at the end of every month, and balances are adjusted accordingly and flowed through cost of sales.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of individual assets or classes of assets as follows:

Buildings and improvements	5 to 15 years
Store fixtures and office equipment	3 to 8 years
Transportation equipment	2 to 5 years
Machinery and equipment	3 to 10 years

Leasehold interests and improvements to leased properties are amortized over their estimated useful lives or lease period, whichever is shorter.

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

Workers’ Compensation and General and Auto Liability Costs

In June 2003, the Company terminated its guaranteed cost workers’ compensation policy and purchased a high deductible workers’ compensation policy. Accordingly, the Company is primarily self-insured for losses related to workers’ compensation, as well as general and auto liability claims. The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis and is insured for covered costs in excess of per claim limits. Accruals are based on reported claims and an estimate of claims incurred but not reported. The Company’s liability reserve for unpaid and incurred but not reported claims at December 31, 2005 and January 1, 2005 was approximately $9,523,000 and $6,868,000, respectively. While the ultimate amount of claims incurred are dependent on future developments, the recorded reserves reflect management’s best estimate of claims to be incurred.

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

Merchandise Costs

Cost of sales and inventory includes product costs, net of discounts and allowances, and inbound freight charges. Purchasing and receiving costs, inspection costs, internal transfer costs, warehousing costs and other costs of the Company’s distribution network are recorded as DSG&A expense. These costs totaled approximately $6,320,000, $6,203,000 and $6,211,000 for 2005, 2004 and 2003, respectively. Warehousing and transportation costs include labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center and distribution system.

Vendor Allowances

Promotional and rebate allowances make up the majority of all allowances. With promotional allowances, vendors pay the Company to promote their product. The promotion may be a temporary price reduction, a feature in a print advertisement or newsletter, or placement of the vendor’s product in a preferred location in a store. The promotions are typically two to three weeks long and are recognized when the commitment has been fulfilled. Promotional and vendor rebate allowances are recorded as a reduction of Cost of Sales except advertising reimbursements which are recorded as a reduction of advertising expense which is included in DSG&A expense. The Company also receives other allowances which are recognized as a reduction of Cost of Sales when they are earned.

Occasionally, the Company receives rebate allowances in the form of upfront lump-sum payments from vendors. Under the terms of these long-term agreements, the Company earns the rebates as it purchases product from the vendor. The upfront payments are recorded as a liability when they are received and are recorded as a reduction of inventory cost as the product is purchased. In the event that the Company does not purchase the minimum amount of product specified in the agreement, the upfront payments must be returned on a pro rata basis to the vendor. If the contract does not specify that the rebate is earned as product is purchased, then the upfront payments are recorded as a liability when received and recognized as a reduction of Cost of Sales on a pro rata basis as the product is sold.

Stock Options and Stock Appreciation Rights

As allowed by SFAS 123, “Accounting for Stock-Based Compensation” (as amended by SFAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure”), the Company follows the disclosure requirements of SFAS 123, but continues to account for its Non-Officer and Non-Director Stock Option Plan (Stock Option Plan) in accordance with Accounting Principles Board Opinion No. (APB) 25, “Accounting for Stock Issued to Employees,” which results in no charge to earnings when options are issued at fair market value. The Company has not issued any options since fiscal 2000. There were no stock options outstanding during fiscal 2005.

The following table illustrates the effect on net income and net income per share as if FAS 123 had been applied to all outstanding stock option awards and stock appreciation rights (SARs) in each of the periods presented (1):

(In Thousands, Except Per Share Data)	2005	2004	2003
Net income as reported	$19,851	$22,672	$16,581

Add: Stock-based compensation expense determined under APB 25, net of related tax effects	561	2,169	492

Deduct: Total stock-based employee compensation expense determined under FAS 123, net of related tax effects	(561)	(2,174)	(460)

Pro forma net income	$19,851	$22,667	$16,613

Net income per share:

Basic – Class A as reported	$5.87	$7.00	$5.11
Basic – Class A pro forma	5.87	7.00	5.10

Basic – Class B as reported	N/A	6.13	4.60
Basic – Class B pro forma	N/A	6.13	4.60

Diluted – as reported	5.87	6.70	4.90
Diluted – pro forma	5.87	6.70	4.90

(1)                       2004 and 2003 stock based compensation amounts have been adjusted to include SARs compensation expense which was previously excluded from the presentation above.

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

Effective beginning the first quarter of 2006, the Company will account for the SARs program in accordance with SFAS 123R as discussed below under “Impact of Recently Issued Accounting Standards.”

Environmental Costs

Costs incurred to investigate and remediate contaminated sites are expensed as incurred.

Store Opening Costs

Noncapital expenditures incurred in opening a new store are expensed as incurred.

Advertising and Sales Promotion Costs

Advertising and sales promotion costs are expensed as incurred under DSG&A expense and totaled $2,845,000, $3,047,000 and $2,844,000 in 2005, 2004 and 2003, respectively.

Rental Expense

Rental payments on operating leases are recorded over the lease term as they become payable or receivable except for rental payments on leases with scheduled rent increases which are recognized on a straight-line basis over the term of the lease.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Common Stock and Net Income Per Share

Effective with the second quarter of 2004, the Company adopted EITF No. 03-6, “Participating Securities and the Two-Class method under Financial Accounting Standards Board Statement No. 128,” which requires the use of the Two-Class method to calculate basic net income per share when a company has convertible participating securities. Prior to November 10, 2004, the Company had two classes of Common Stock including Class B Common Stock (Class B) which was convertible on a share–for-share basis into Class A. Class B stockholders were entitled to share in 90% of the dividends (other than stock dividends) paid to Class A stockholders. Under the Two-Class method, the Company assumes that 100% of undistributed earnings are distributed to Class A and Class B stockholders according to the formula for allocation of dividends. Consequently, the Two-Class method results in a higher allocation of net income and net income per share to Class A versus Class B stockholders. Basic net income per share is computed by dividing the net income attributable to Class A and Class B stockholders, respectively, by the weighted average number of common shares outstanding under each class during the period.

On November 10, 2004, Bernard Briskin, Chairman of the Board and Chief Executive Officer of the Company, elected to convert Class B shares beneficially owned by him, including shares beneficially owned with his spouse into Class A shares. The conversion of these shares triggered the automatic and simultaneous conversion of all remaining Class B shares as provided under the Company’s Restated Certificate of Incorporation. After the conversion, the Company has only Class A outstanding and all stockholders will participate equally in the undistributed earnings of the Company.

Diluted net income per share is computed using the If Converted method in accordance with SFAS 128. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted average number of common and potential common shares outstanding during the period. Potential common shares included in the diluted computation represent shares issuable upon assumed exercise of stock options using the Treasury Stock method. Diluted net income per share is only shown for a single class of common shares because, under the If Converted method, it is assumed that all Class B shares are converted to Class A shares.

Net Income Per Share Reconciliation

(In Thousands Except Share and Per Share Data):

	2005	2004	2003
Basic net income per share:

Common Stock – Class A

Dividends declared (1)	$3,381	$2,360	$1,009
Undistributed earnings	16,470	13,167	9,298
Allocated earnings	$19,851	$15,527	$10,307

Weighted average shares	3,381,051	2,217,675	2,015,859

Net income per share	$5.87	$7.00	$5.11

Common Stock – Class B

Dividends declared (1)		$920	$613
Undistributed earnings		6,225	5,661
Allocated earnings		$7,145	$6,274

Weighted average shares		1,164,977	1,363,584

Net income per share		$6.13	$4.60

Diluted net income per share:

Net income allocated to Class A	$19,851	$15,527	$10,307
Net income allocated to Class B		7,145	6,274
Total net income	$19,851	$22,672	$16,581

Weighted average shares:

Class A shares outstanding	3,381,051	2,217,675	2,015,859
Assumed conversion of Class B		1,164,977	1,363,584
Assumed exercise of stock options	0	0	1,081
Total weighted average shares	3,381,051	3,382,652	3,380,524

Net income per share	$5.87	$6.70	$4.90

(1)               Dividends declared exclude the payment of a $67,665 special dividend in fiscal 2004 as it related to prior years’ undistributed earnings.

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

Impact of Recently Issued Accounting Standards

In March 2004, the EITF amended and ratified previous consensus on EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Issues.” EITF No. 03-1 establishes guidance to be used in determining when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. The effective date was originally the Company’s third quarter of 2004. In September 2004, the Financial Accounting Standards Board (FASB) issued EITF No. 03-1-1, “Effective Date of Paragraphs 10-20 of EITF 03-1,” to delay the effective date pending further discussions by the EITF. In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This pronouncement is effective beginning with the Company’s first quarter of 2006. The Company does not currently have any other-than-temporary impairment, and therefore, adoption of this standard will not have a significant impact on the Company’s consolidated financial statements.

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

In December 2004, the FASB issued SFAS 123R (revised 2004), “Share-Based Payment.” This statement will eliminate the ability to account for share-based compensation transactions using APB 25, “Accounting for Stock Issued to Employees.” Under the provisions of SFAS 123R, the Company’s SARs will be accounted for as a liability award with the fair value of SARs issued calculated using a Black Scholes model at each reporting period. Compensation expense continue to be recorded over the vesting period of the award. The Company intends to adopt SFAS 123R using the Modified Prospective Transition method which will require a cumulative adjustment for the difference, if any, in the amount of accrued compensation expense recorded as of December 31, 2005 and the amount required under the provisions of SFAS 123R. The Company is still in the process of evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial statements.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS 143. This statement clarified the term conditional asset retirement obligation and is effective for the Company’s fourth quarter ending December 31, 2005. Adoption of FIN 47 did not have an impact on the Company’s consolidated financial statements.

In September 2005, the EITF amended and ratified previous consensus on EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination,” which addresses the amortization period for leasehold improvements in operating leases that are either placed in service significantly after and not contemplated at or near the beginning of the initial lease term or acquired in a business combination. This consensus applies to leasehold improvements that are purchased or acquired in reporting periods beginning after ratification. Adoption of the provisions of EITF No. 05-6 did not have an impact on the Company’s consolidated financial statements.

In October 2005, the FSAB issued FSP SFAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP SFAS 13-1 clarifies that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. This statement is effective with the Company’s first quarter of 2006. Adoption of this standard will not have an impact on the Company’s consolidated financial statements.

2.                    Investments

Marketable securities are shown on the accompanying Consolidated Balance Sheets at their fair value.

		Unrealized
(In Thousands)	Cost	Gain (Loss)	Fair Value
As of December 31, 2005:

Investments:
Mutual funds	$18,399	$(509)	$17,890
United States government securities	1,998	(23)	1,975
Debt securities	746	39	785
Total	$21,143	$(493)	$20,650

As of January 1, 2005:

Investments:
Mutual funds	$21,729	$(13)	$21,716
United States government securities	1,997	(16)	1,981
Debt securities	2,185	196	2,381
Total	$25,911	$167	$26,078

The investments in debt and United States government securities all have maturity dates of less than one year.  Realized net gain from the sale of investments was $8,000, $1,739,000 and $843,000 in 2005, 2004 and 2003, respectively. In addition, the Company recognized capital gain income from mutual funds of $28,000, $48,000 and $107,000 in 2005, 2004 and 2003, respectively. Realized net gain (loss) from the sale of investments and capital gain income are included in Other Income (Expense) on the Consolidated Statements of Operations and Comprehensive Income.

3.                    Accounts Receivable, Net

(In Thousands)	December 31, 2005	January 1, 2005

Accounts receivable, trade	$3,220	$3,388
Other accounts receivable	2,689	2,826
	5,909	6,214
Less: Allowance for doubtful accounts	(195)	(181)
	$5,714	$6,033

The provision for doubtful accounts in 2005, 2004 and 2003 was approximately $49,000, $15,000 and $0.

4.                    Inventories

Inventories valued by the LIFO method totaled $15,750,000 in 2005, $15,586,000 in 2004 and $13,880,000 in 2003. Inventory balances would have been $4,155,000, $3,771,000 and $3,399,000 higher at the end of 2005, 2004 and 2003, respectively, if they had been stated at the lower of FIFO cost or market. The LIFO effect on net income was a decrease of approximately $227,000, $221,000 and $126,000 in 2005, 2004 and 2003, respectively.

5.                    Significant Supplier

During 2005, the Company procured approximately 18% of its product through Unified Western Grocers, Inc. (Unified), a grocery cooperative. As a member-patron, the Company is required to provide Unified with certain minimum deposits and credit in order to purchase product from the cooperative. As of December 31, 2005, the Company had approximately $2,150,000 on deposit with Unified and recorded under Other Assets on the Consolidated Balance Sheet. The minimum deposit requirement is satisfied through a combination of cash, credit and ownership of equity shares in Unified.

6.                    Property, Plant and Equipment

(In Thousands)	December 31, 2005	January 1, 2005

Land	$8,584	$8,584
Buildings and improvements	9,693	9,693
Store fixtures and office equipment	40,903	40,049
Transportation equipment	2,789	2,774
Machinery and equipment	1,752	1,268
Leasehold improvements	47,513	45,484
Leasehold interests	4,538	4,538
Assets under capital leases	2,200	3,058
Property for resale	49	51
	118,021	115,499

Accumulated depreciation and amortization	(70,481)	(64,998)
	$47,540	$50,501

Assets under construction	$2,485	$761

As of December 31, 2005, approximately $34,425,000 of property, plant and equipment (at cost) was fully depreciated and is still being used in operations. As of December 31, 2005, the Company has recorded $2,031,000 in accumulated amortization for assets under capital lease.

In the fourth quarter of 2003, the Company recorded a $4,311,000 pre-tax impairment on long-lived assets related to leasehold improvements and equipment at its Pasadena store. Sales at Pasadena have been below management’s expectations since the store’s initial opening in September 2001. During the fourth quarter of 2003, a labor dispute in the Company’s trade area temporarily resulted in improved sales at the Pasadena store. Sales have declined since the conclusion of the labor dispute although they are still higher than prestrike levels. The Pasadena store is currently open and operating; however, sales still are not meeting management’s original expectations. The impaired assets are in use at the store at this time. The impairment charge, a component of DSG&A expense, reflects the difference between the carrying value of the Pasadena assets and the estimated fair value, which is based on the discounted future cash flows using a risk-free interest rate. The Company had exercised its right to terminate the Pasadena lease in the Spring of 2005, but the lease was reinstated by mutual agreement on different terms in April 2005. A termination of the lease in the future may result in an additional write-off of fixed assets and other costs at that time. As of December 31, 2005, the remaining net book value of fixed assets related to the Pasadena store was $376,000.

7.                    Other Current Liabilities

(In Thousands)	December 31, 2005	January 1, 2005
Employee compensated absences	$5,211	$5,267
Stock appreciation rights	3,275	3,057
Employee benefits	2,975	2,834
Taxes (excluding income taxes)	2,462	2,631
Payroll	2,179	1,968
Workers’ compensation	2,151	1,739
Dividends payable	845	846
Rent	789	1,005
Other	3,771	3,734
	$23,658	$23,081

8.                    Long-Term Debt

	Current		Non-Current
	Decembe 31,	January 1,	Decembe 31,	January 1,
(In Thousands)	2005	2005	2005	2005

Obligations under capital leases	$221	$273	$225	$536
7% Subordinated income debentures due September 1, 2014			1,228	1,228
	$221	$273	$1,453	$1,764

At December 31, 2005, the approximate principal payments required on long-term debt for each fiscal year are as follows:

(In Thousands)

2007	$225
2014	1,228
$1,453

The Company has bank revolving lines of credit in the amount of $20,000,000 which expires in August 2006 and $3,000,000 which expires in October 2006. Borrowings bear interest at the bank’s prime rate or the adjusted London Interbank Offer Rate (LIBOR) plus an index up to 1.2%. At the end of 2005 and 2004, there were no amounts borrowed against either of the revolving lines of credit. The Company currently maintains five standby letters of credit aggregating $14,444,000 pursuant to the Company’s general liability and workers’ compensation self-insurance programs. The standby letters of credit reduce the available borrowings under its revolving lines of credit.

Debentures: The indenture relating to the 7% Subordinated Income Debentures (7% Debentures), due September 1, 2014, provides for interest payable semi-annually on March 1 and September 1 to the extent that current annual net income is sufficient therefor, or at the discretion of the Company, out of available retained earnings. No accrued interest was in arrears as of December 31, 2005. The 7% Debentures are recorded at face value which approximates its fair value.

9.                    Capital Stock

Class A Common Stock: The Company is authorized to issue 10,000,000 shares of Class A, par value $.25 per share. At December 31, 2005 and January 1, 2005, the number of shares issued were 4,736,202 and 4,740,452, respectively, including 1,357,200 treasury shares. During 2005 and 2003, the Company purchased and retired 4,250 and 4,942 shares of its Class A for an aggregate purchase price of approximately $334,000 and $296,000, respectively. The Class A has one vote per share on all matters on which stockholders are entitled to vote or consent.

Class B Common Stock: The Company was authorized to issue 1,500,000 shares of convertible participating Class B, par value $.25 per share. At December 31, 2005 and January 1, 2005, there were no shares issued and outstanding. The Class B had ten votes per share on virtually all matters on which stockholders were entitled to vote or consent. Cash or property dividends on Class B were restricted to an amount equal to 90% of any dividend paid on Class A. Transfer of Class B was restricted to other Class B stockholders and certain other classes of transferees. Class B was convertible, at the option of the holder, into Class A on a share-for-share basis. As a result of the automatic conversion of all Class B shares as described below, under the Company’s Restated Certificate of Incorporation, future issuances of Class B are prohibited.

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

On January 20, 2006, the Company paid a regular quarterly cash dividend of 25 cents per share of Class A, aggregating approximately $845,000, to stockholders of record on December 30, 2005. Subsequent to fiscal 2005 year end, the Company’s Board of Directors authorized the purchase of up to an additional 150,000 shares of Class A under the Company’s existing stock buyback program. During January and February 2006, the Company purchased 149,573 shares of Class A in unsolicited private transactions with unrelated parties for an aggregate purchase price of approximately $12,481,000.

10.              Stock Options and Stock Appreciation Rights

In 1998, the Company adopted the Stock Option Plan which initially provided for the granting of stock options to key employees to purchase up to 35,000 shares of the Company’s Class A. The Stock Option Plan was amended in fiscal 2000 to increase the number of shares available thereunder to an aggregate of 70,000 shares. The objective of the Stock Option Plan is to attract and retain quality personnel and to promote the success of the Company by providing employees the opportunity to share in its growth. These options vest at 25% per year beginning at the end of the first year and expire five years from the date of grant. The exercise price of stock options granted under the Stock Option Plan is equal to the fair market value of the Company’s Class A on the date of grant. There were no stock options issued and outstanding as of December 31, 2005.

The Company also has granted SARs covering shares of the Company’s Class A to non-employee directors and certain employees of the Company. Each SAR entitles the holder to receive upon exercise thereof the excess of the fair market value of a share of Class A on the date of exercise over the fair market value of such share on the date granted. The SARs vest 25% each year beginning at the end of the first year and expire five years from the date of grant.

Stock options and SARs transactions during the past three years are summarized below. The weighted average exercise price of SARs outstanding on October 25, 2004, was adjusted to reflect the declaration of a special dividend of $20 per share of the Company’s Class A on that date to stockholders of record on November 15, 2004.

			SARs (1)
	Stock Options (1)		Officers and Employees		Non-Employee Directors
		Weighted		Weighted		Weighted
	Options	Average Price	SARs	Average Price	SARs	Average Price
Outstanding as of 12/28/02	26,750	$15.81	7,500	$10.89	32,500	$14.89
Granted	0	$0.00	64,500	$51.88	10,000	$34.25
Exercised	23,875	$16.62	3,125	$13.44	13,250	$9.06
Forfeitures	875	$9.06	0	$0.00	0	$0.00
Outstanding as of 1/3/04	2,000	$9.06	68,875	$49.16	29,250	$24.15
Granted	0	$0.00	13,000	$57.00	50,000	$57.50
Exercised	2,000	$9.06	9,450	$34.81	19,250	$19.71
Outstanding as of 1/1/05	0	$0.00	72,425	$52.44	60,000	$53.36
Granted	0	$0.00	5,000	$86.22	10,000	$78.43
Exercised	0	$0.00	10,375	$41.10	10,000	$57.50
Outstanding as of 12/31/05	0	$0.00	67,050	$56.72	60,000	$56.85
Exercisable as of 12/31/05			20,050		15,000
Available for grant as of 12/31/05	28,500		N/A		N/A

The following table summarizes information about the Company’s SARs outstanding at December 31, 2005:

	SARs Outstanding (1)			SARs Exercisable (1)
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price (1)	Outstanding	Life	Price	Exercisable	Price

SARs - Officers & Employees
$ 40.50	10,000	2.6 years	$40.50	0	$40.50
$ 57.00	39,050	2.9 years	$57.00	16,800	$57.00
$ 57.00	13,000	3.5 years	$57.00	3,250	$57.00
$ 86.22	5,000	5.0 years	$86.22	0	$86.22
	67,050	3.1 years	$56.72	20,050	$57.00

SARs - Non-Employee Directors
$ 28.00	2,500	.5 years	$28.00	2,500	$28.00
$ 34.25	7,500	2.3 years	$34.25	2,500	$34.25
$ 57.50	40,000	3.1 years	$57.50	10,000	$57.50
$ 78.43	10,000	4.5 years	$78.43	0	$78.43
	60,000	3.1 years	$56.85	15,000	$48.71

(1) Exercise price reflects a $20 antidilution adjustment. See Note 9 above.

For 2005, 2004 and 2003, the Company incurred compensation expense related to SARs of $946,000, $3,658,000 and $740,000, respectively.

11.              Retirement Plans

The Company contributes to multi-employer union pension plans, administered by various trustees, which may be deemed to be defined benefit plans. Contributions to these plans are based upon negotiated wage contracts. Information relating to accumulated benefits and fund assets as they may be allocable to the participants at December 31, 2005 is not available. The Company records pension expense for these plans as contributions are made. The Company’s total union pension expense for all plans for 2005, 2004 and 2003 amounted to $6,241,000, $6,064,000 and $4,787,000, respectively. Contributions to the multi-employer union pension plan covering the majority of the Company’s employees were suspended for two months in 2003.

The Arden Group, Inc. 401(k) Retirement Savings Plan (Company Savings Plan) covers all non-union employees of the Company and its subsidiaries who have attained the age of 18 and have completed at least one year of service. The Company Savings Plan provides that, with certain limitations, a participating employee may elect to contribute up to 100% of such employee’s annual compensation up to a maximum of $14,000 in 2005 to the Company Savings Plan on a tax-deferred basis. The Company made discretionary contributions to the Company Savings Plan of $801,000, $805,000 and $837,000 for the years 2005, 2004 and 2003, respectively.

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

An employment agreement with a key executive officer provides for annual retirement compensation equal to 25% of his average base salary and bonus earned in the last three years prior to his retirement. The Company has accrued its obligation under the terms of the employment agreement. The Company expensed $344,000, $521,000 and $101,000 toward this benefit in 2005, 2004 and 2003, respectively. This accrual is recorded under Other Liabilities on the Consolidated Balance Sheets.

12.              Multi-Employer Union Health Care Plans

The Company contributes to multi-employer union health care plans, administered by various trustees, in accordance with the provisions of various labor contracts. Contributions to these plans are generally based on the number of straight-time hours worked. The Company’s expense for these plans totaled $16,047,000, $16,977,000 and $21,019,000 for 2005, 2004 and 2003, respectively. Health care expense in 2003 reflects a $5,797,000 assessment by the trust fund covering the majority of the Company’s employees to pay health care claims and restore trust fund reserves depleted during the labor dispute. In addition, pension plan contributions for the same group of employees were suspended for two months in 2003. There were no other employer withdrawals, shortfall contributions, maintenance of benefit clauses or other material changes that affected the comparability of employer and multi-employer contributions from year to year.

13.              Income Taxes

The composition of the federal and state income tax provision (benefit) is as follows:

(In Thousands)	2005	2004	2003

Current:
Federal	$12,944	$11,433	$12,457
State	3,494	3,385	3,811
Total current tax provision	16,438	14,818	16,268

Deferred:
Federal	(2,317)	709	(3,587)
State	(550)	(29)	(1,358)
Total deferred tax provision	(2,867)	680	(4,945)
Total income tax provision	$13,571	$15,498	$11,323

The Company’s deferred tax assets (liabilities) were attributable to the following:

(In Thousands)	December 31, 2005	January 1, 2005

Deferred tax assets:
Accrued expenses	$8,457	$6,640
Deferred rent	2,361	1,985
State income taxes	1,182	1,170
Allowance for doubtful accounts	79	74
Capital lease obligations	184	333
Other	339	328
Deferred tax assets	12,602	10,530

Deferred tax liabilities:
Deferred gain on debenture exchange	(2,855)	(3,016)
Capital lease assets	(69)	(126)
Other	(480)	(1,058)
Deferred tax liabilities	(3,404)	(4,200)
Deferred income taxes, net	$9,198	$6,330

Reconciliation of the statutory federal rate and effective rate is as follows:

(In Thousands, Except	2005		2004		2003
Percentage Amounts)	Amount	Rate	Amount	Rate	Amount	Rate
Federal tax at statutory rate	$11,698	35.0%	$13,360	35.0%	$9,767	35.0%
State income taxes, net of federal tax benefit	1,920	5.7%	2,193	5.7%	1,603	5.7%
Other	(47)	(.1)%	(55)	(.1)%	(47)	(.1)%
	$13,571	40.6%	$15,498	40.6%	$11,323	40.6%

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

Assets Under Capital Leases: Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease. Contingent rentals associated with capital leases in 2005, 2004 and 2003 were $193,000, $464,000 and $428,000, respectively, and accordingly have been charged to expense as incurred. Following is an analysis of assets under capital leases:

(In Thousands)	December 31, 2005	January 1, 2005

Buildings:
Cost	$2,200	$3,058
Accumulated amortization	(2,031)	(2,749)
	$169	$309

Future minimum lease payments for the assets under capital leases at December 31, 2005 are as follows:

(In Thousands)

2006	$260
2007	238

Total minimum obligations	498

Interest	(52)

Present value of net minimum obligations	446
Current portion	(221)

Long-term obligations	$225

Operating Leases and Subleases: In addition to capital leases, the Company is obligated under operating leases, primarily for buildings, which expire at various dates through 2027. Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at December 31, 2005 are as follows:

		Deduct	Net
		Sublease	Rental
(In Thousands)	Commitments	Rentals	Commitments

2006	$9,074	$617	$8,457
2007	9,544	615	8,929
2008	9,574	612	8,962
2009	9,244	613	8,631
2010	8,972	593	8,379
Thereafter	106,803	1,107	105,696
	$153,211	$4,157	$149,054

Rent expense under operating leases was as follows:

(In Thousands)	2005	2004	2003

Minimum rent	$10,468	$8,870	$8,002
Contingent rent	1,108	1,629	2,043
	11,576	10,499	10,045
Sublease rentals	(1,674)	(1,636)	(1,673)
	$9,902	$8,863	$8,372

15.              Related Party Transactions

A director of the Company is a partner of a law firm which performs legal services for the Company.

16.              Commitments and Contingent Liabilities

The Company has an employment agreement with a key executive officer and shareholder which currently expires on January 1, 2008. In addition to a base salary, the agreement provides for a bonus based on pre-tax earnings. No maximum compensation limit exists. Total salary and bonus expensed in 2005, 2004 and 2003 was approximately $1,804,000, $1,952,000 and $1,565,000, respectively. The unpaid bonus at year end is recorded under Accounts Payable, Trade on the Consolidated Balance Sheets.

The Company is primarily self-insured for losses related to workers’ compensation and general and auto liability claims. The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis. Accruals are based on reported claims and an estimate of claims incurred but not reported. While the ultimate amount of claims incurred are dependent on future developments, the reserve represents the Company’s best estimate of future payments related to claims. The Company’s liability reserve for unpaid and incurred but not reported claims at December 31, 2005 and January 1, 2005 was approximately $9,523,000 and $6,868,000, respectively, and is recorded under Other Current Liabilities and Other Liabilities on the Consolidated Balance Sheets. The increase in the reserve is the result of the Company’s switch from a guaranteed cost workers’ compensation program to a high deductible workers’ compensation policy in June 2003. The reserve as of January 1, 2005 covers approximately nineteen months, whereas, the reserve as of December 31, 2005 covers approximately thirty-one months.

As of December 31, 2005, management had authorized expenditures on incomplete projects for the construction and purchase of property, plant and equipment which totaled approximately $1,910,000.

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

17.           Selected Quarterly Financial Data (Unaudited)

(In Thousands, Except Per Share Data)

				Diluted
		Gross		Net Income
Quarter	Sales	Profit	Net Income (1)	Per Share (2)
2004

First (3)	$147,394	$66,054	$8,555	$2.53
Second	119,863	53,037	5,767	1.70
Third	113,391	50,955	4,416	1.31
Fourth	122,250	55,367	3,934	1.16

2005

First	$115,976	$52,504	$5,483	$1.62
Second	116,354	53,106	4,523	1.34
Third	113,855	52,327	4,859	1.44
Fourth	124,169	56,428	4,986	1.48

(1)                The second quarter of 2004 includes a $1,570 gain from the sale of the Company’s investment in a limited partnership which was accounted for under the cost method.

(2)                Earnings per share is calculated using the weighted average outstanding shares for the quarter.

(3)                The first quarter 2004 results were favorably impacted by a labor dispute in the Company’s trade area.

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

10.7*

Form of Amendment to Non-Employee Director Phantom Stock Unit Agreement with each John G. Danhakl, Robert A. Davidow, Daniel Lembark, Ben Winters and Kenneth A. Goldman dated December 9, 2002 filed as Exhibit 10.14 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 28, 2002 and incorporated herein by reference.

10.8*

Arden Group, Inc., Non-Officer and Non-Director Stock Option Plan filed as Exhibit 10.15 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 28, 2002 and incorporated herein by reference.

10.8.1*	Form of Stock Option Plan Agreement filed as Exhibit 10.15.1 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 28, 2002 and incorporated herein by reference.

Exhibit

10.9*

Form of Non-Employee Director Phantom Stock Unit Agreement with Steven Romick filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended June 28, 2003 and incorporated herein by reference.

10.10*	Form of Non-Employee Director Phantom Stock Unit Agreement with each of John G. Danhakl, Robert A. Davidow, Ben Winters, Kenneth A. Goldman and Steven Romick dated January 20, 2004.

10.11*

Form of Non-Employee Director Phantom Stock Unit Agreement with Steven C. Gordon filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended July 2, 2005 and incorporated herein by reference.

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