Form 10-Q
period 2006-04-01
ARDEN GROUP INC
filed 2006-05-10
CIK 225051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

The number of shares outstanding of the registrant’s class of common stock as of May 5, 2006 was:

3,229,429 shares of Class A Common Stock

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

	April 1, 2006	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$28,434	$36,338
Investments	20,745	20,650
Accounts receivable, net of allowance for doubtful accounts of $190 and $195 as of April 1, 2006 and December 31, 2005, respectively	4,920	5,714

Inventories, net	16,972	19,146
Deferred income taxes	2,984	4,348
Other current assets	2,847	2,568
Total current assets	76,902	88,764

Property, plant and equipment, net	49,764	50,025
Deferred income taxes	5,229	4,850
Other assets	3,358	3,388
Total assets	$135,253	$147,027

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$16,432	$19,662
Federal and state income taxes payable	3,132	3,919
Current portion of long-term debt	227	221
Other current liabilities	23,721	23,658
Total current liabilities	43,512	47,460

Long-term debt	1,394	1,453
Deferred rent	5,874	5,796
Other liabilities	10,212	9,998
Total liabilities	60,992	64,707
Commitments and contingent liabilities (Note 5)

Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 4,586,629 and 4,736,202 shares issued and outstanding as of April 1, 2006 and December 31, 2005, respectively, including 1,357,200 treasury shares	1,147	1,184
Capital surplus	5,459	5,638
Unrealized gain (loss) on investments	(287)	(293)
Retained earnings	71,695	79,544
	78,014	86,073
Treasury stock, at cost	(3,753)	(3,753)
Total stockholders’ equity	74,261	82,320
Total liabilities and stockholders’ equity	$135,253	$147,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

	Thirteen Weeks Ended
	April 1, 2006	April 2, 2005
Sales	$118,053	$115,976
Cost of sales	64,039	63,472
Gross profit	54,014	52,504
Delivery, selling, general and administrative expenses	45,588	43,506
Operating income	8,426	8,998
Interest and dividend income	422	297
Interest expense	(33)	(42)
Income before income taxes	8,815	9,253
Income tax provision	3,592	3,770
Net income	$5,223	$5,483
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) from available-for-sale securities, net of income tax expense (benefit) of $5 and ($98) for 2006 and 2005, respectively	6	(145)
Comprehensive income	$5,229	$5,338

Basic and diluted net income per common share	$1.59	$1.62
Basic and diluted weighted average common shares outstanding	3,280,436	3,383,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Thirteen Weeks Ended
	April 1, 2006	April 2, 2005
Cash flows from operating activities:
Cash received from customers	$118,836	$117,105
Cash paid to suppliers and employees	(108,775)	(107,092)
Interest and dividends received	426	246
Interest paid	(54)	(64)
Income taxes paid	(3,400)	(176)
Net cash provided by operating activities	7,033	10,019
Cash flows from investing activities:
Capital expenditures	(1,504)	(1,324)
Purchases of investments	(82)	(124)
Proceeds from the sale of property, plant and equipment	28	0
Net cash used in investing activities	(1,558)	(1,448)
Cash flows from financing activities:
Principal payments under capital lease obligations	(53)	(66)
Purchase and retirement of Company stock	(12,481)	0
Cash dividends paid	(845)	(846)
Net cash used in financing activities	(13,379)	(912)
Net increase (decrease) in cash and cash equivalents	(7,904)	7,659
Cash and cash equivalents at beginning of period	36,338	8,663
Cash and cash equivalents at end of period	$28,434	$16,322

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(In Thousands)

	Thirteen Weeks Ended
	April 1, 2006	April 2, 2005
Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$5,223	$5,483

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,759	1,853
Provision for losses on accounts receivable	0	3
Deferred income taxes	980	1,406
Net gain from the disposal of property, plant and equipment	(22)	(14)
Amortization of discount on investments	(2)	(49)
Stock appreciation rights compensation expense (income)	588	(1,592)

Change in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts receivable	794	1,134
Inventories	2,175	2,533
Other current assets	(279)	(634)
Other assets	30	(473)

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	(3,718)	(2,888)
Federal and state income taxes payable	(787)	2,188
Deferred rent	78	489
Other liabilities	214	580
Net cash provided by operating activities	$7,033	$10,019

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

The accompanying condensed consolidated financial statements for the thirteen weeks ended April 1, 2006 and April 2, 2005 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles (GAAP) for interim financial information. These financial statements have not been audited by an independent registered public accounting firm but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) regulations. Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2005 Annual Report on Form 10-K. The results of operations for the thirteen week period ended April 1, 2006 are not necessarily indicative of the results to be expected for the full year ending December 30, 2006.

Revenue Recognition

The Company recognizes revenue at the time of sale. Discounts given to customers are recorded at the point of sale as a reduction of revenues. The Company maintains a bad debt allowance for receivables from vendors and Gelson’s Markets (Gelson’s) credit card users. Valuation reserves are adjusted periodically based on historical recovery rates. The Company records income from licensing arrangements, subleases, leases and finance charges as they are earned. Income from all licensing arrangements, rental income and finance charges represents less than 1% of sales for all periods presented, and therefore is not disclosed separately on the Condensed Consolidated Statements of Operations and Comprehensive Income.

Merchandise Costs

Cost of sales and inventory includes product costs, net of discounts and allowances, and inbound freight charges. Purchasing and receiving costs, inspection costs, internal transfer costs, warehousing and transportation costs are recorded as Delivery, Selling, General and Administrative (DSG&A) expense. Warehousing and transportation costs, which include labor, building rent, utilities, depreciation, repairs and maintenance and fuel, totaled approximately $1,605,000 and $1,490,000 for the first quarter of 2006 and 2005, respectively.

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

Occasionally, the Company receives rebate allowances in the form of upfront lump-sum payments from vendors. Under the terms of these long-term agreements, the Company earns the rebates as it purchases product from the vendor. The upfront payments are recorded as a liability when they are received and are recorded as a reduction of inventory cost as the product is purchased. In the event the Company does not purchase the minimum amount of product specified in the agreement, the upfront payments must be returned on a pro rata basis to the vendor. If the contract does not specify that the rebate is earned as product is purchased, then the upfront payments are recorded as a liability when received and recognized as a reduction of cost of sales on a pro rata basis as the product is sold.

2.       Multi-Employer Pension and Health Care Plans

The Company contributes to several multi-employer union pension and health care plans, administered by various trustees, in accordance with the provisions of various labor contracts. Pension and health care costs are generally based on the number of straight-time hours worked and the rate per hour as stipulated in the Company’s various collective bargaining agreements. The Company’s contributions to all union pension and health care plans totaled approximately $5,695,000 and $5,520,000 in the first quarter of 2006 and 2005, respectively. Pension and health care costs increased due to an increase in the average hourly pension contribution rate effective November 2005.

The Arden Group, Inc. 401(k) Retirement Savings Plan (Plan) covers all nonunion employees of the Company and its subsidiaries who have attained the age of 18 and have completed the applicable service requirement. The Plan provides that, with certain limitations, an employee with at least one month of service may elect to contribute up to 100% of such employee’s annual compensation to the Plan up to a maximum of $15,000 in 2006 on a tax-deferred basis, in addition to catch up contributions up to a maximum of $5,000 for employees over the age of 50. Employees are eligible to participate in the Company’s discretionary contributions beginning on January 1st or July 1st following the completion of one year of service. The Company accrued approximately $240,000 and $232,000 towards this benefit for the first quarter of 2006 and 2005, respectively.

3.       Stock Appreciation Rights

The Company has outstanding stock appreciation rights (SARs) that have been granted to certain employees and non-employee directors. Each SAR entitles the holder to receive cash upon exercise equal to the excess of the fair market value of a share of the Company’s Class A Common Stock on the date of exercise over the fair market value of such share on the date granted. The SARs vest 25% each year beginning at the end of the first year and expire five years from the date of grant.

Stock-based compensation under the SARs program was previously subject to variable accounting in accordance with Financial Accounting Standards Board Interpretation No. (FIN) 28, “Accounting for

Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” an interpretation of Accounting Principles Board Opinion No. (APB) 25, “Accounting for Stock Issued to Employees.”  Under FIN 28, compensation expense was recognized as the SARs vested using the graded–vesting method as specified by FIN 28. In addition, changes in the market price of the Company’s Class A Common Stock impacted expense related to SARs.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. (SFAS) 123(R) (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense based on the fair value of SARs. The Company adopted SFAS 123(R) using the modified prospective transition method, and therefore prior period results have not been restated. As of January 1, 2006, the cumulative effect of adopting SFAS 123(R) resulted in the recognition of $288,000 in compensation expense ($171,000 after tax or $0.05 per share). Compensation expense is recorded under DSG&A expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.

SFAS 123(R) requires the Company to remeasure the fair value of SARs each reporting period until the award is settled. In addition, compensation expense must be recognized each reporting period for changes in fair value and vesting. During the first quarter of 2006, the Company recorded an additional $300,000 of compensation expense ($178,000 after tax or $0.05 per share) related to the increase in the fair value of SARs and additional vesting during the period. The total intrinsic value of SARs exercised during the first quarter of 2006 was $142,000.

For comparison purposes, the following table illustrates the effect on net income and net income per common share as if SFAS 123(R) had been applied to all outstanding SARs during the same period of the prior year:

		Thirteen Weeks Ended
(In Thousands, Except Per Share Data)		April 2, 2005

Net income as reported		$5,483

Add:	Stock-based compensation expense (income) determined under FIN 28, net of related tax effects	(944)

Deduct:	Total stock-based employee compensation (expense) income determined under SFAS 123(R), net of related tax effects	791

Pro forma net income		$5,330

Net income per common share:

As reported		$1.62
Pro forma		1.58

The fair value of each SAR is estimated on the date of grant and, subsequently, at the end of each reporting period using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates various highly subjective assumptions, including expected term and volatility. The Company has reviewed its historical pattern of SARs exercises and has determined that meaningful differences in SARs exercise activity exist between employees and non-employee directors. Consequently, the Company has categorized SARs into two groups for valuation purposes, as well as separate groups based on grant date. Expected volatility was determined based on historical volatility using weekly data. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected SARs life assumed at the date of grant less the time that has elapsed since the grant date. The expected term was calculated based on historical experience. SFAS 123(R) also requires that a forfeiture assumption be applied to awards that are classified as liabilities such as SARs. However, cash-settled SARs are remeasured at fair value at the end of each reporting period, and therefore the impact of actual forfeitures will be reflected at each remeasurement date.

The assumptions used in the Black-Scholes option-pricing model as of fiscal 2005 year end and as of the quarter ended April 1, 2006 were as follows:

Dividend yield	0% - 1.14%
Expected volatility	22.24% – 36.35%
Risk-free interest rate	4.23% - 4.84%
Expected average term	3.16 – 3.52 years

The following table summarizes information about the Company’s SARs activity during the first quarter of 2006:

			Non-Employee
	Employees		Directors
		Weighted		Weighted
	SARs	Average Price	SARs	Average Price

Outstanding as of 12/31/05	67,050	$56.72	60,000	$56.85

Exercised	4,250	$57.00	0	$0.00

Outstanding as of 4/1/06	62,800	$56.70	60,000	$56.85

Available for grant as of 4/1/06	N/A		N/A

The following table summarizes information about the Company’s SARs outstanding at April 1, 2006:

	SARs Outstanding			SARs Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
SARs - Employees
$40.50	10,000	2.4 years	$40.50	0	$40.50
$57.00	34,800	2.7 years	$57.00	12,550	$57.00
$57.00	13,000	3.3 years	$57.00	3,250	$57.00
$86.22	5,000	4.7 years	$86.22	0	$86.22
	62,800	2.9 years	$56.70	15,800	$57.00
SARs - Non-Employee Directors
$28.00	2,500	.2 years	$28.00	2,500	$28.00
$34.25	7,500	2.0 years	$34.25	5,000	$34.25
$57.50	40,000	2.8 years	$57.50	20,000	$57.50
$78.43	10,000	4.2 years	$78.43	0	$78.43
	60,000	2.8 years	$56.85	27,500	$50.59

4.       Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is determined by dividing net income by the weighted average number of common and potential common shares outstanding during the period. There were no potential common shares outstanding during the periods presented, and therefore, basic and diluted net income per common share are the same.

5.       Commitments and Contingent Liabilities

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

6.       Recent Accounting Standards

In March 2004, the Emerging Issues Task Force (EITF) amended and ratified previous consensus on EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Issues.”  EITF No. 03-1 establishes guidance to be used in determining when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. The effective date was originally the Company’s third quarter of 2004. In September 2004, the Financial Accounting Standards Board (FASB) issued EITF No. 03-1-1, “Effective Date of Paragraphs 10-20 of EITF 03-1,” to delay the effective date pending further discussions by the EITF. In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This pronouncement was effective beginning with the Company’s first quarter of 2006. The Company does not currently have any other-than-temporary impairment and, therefore, adoption of this standard on January 1, 2006 did not have an impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 123(R) (revised 2004), “Share-Based Payment.”  This statement eliminated the ability to account for share-based compensation transactions using APB 25, “Accounting for Stock Issued to Employees,” and requires instead that compensation expense be recognized based on the fair value on the date of the grant and at each remeasurement date for cash-settled SARs which are accounted for as liabilities. The adoption of SFAS 123(R) impacted the Company’s consolidated financial statements as discussed above in Note 3.

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

7.       Subsequent Events

On April 20, 2006, the Company paid a regular quarterly cash dividend of $0.25 per share on Class A Common Stock totaling approximately $807,000 to shareholders of record on March 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in other parts of this report and in other Company filings are forward-looking statements. These statements discuss, among other things, future sales growth, operating results and financial condition. Forward-looking statements reflect the Company’s current plans and expectations regarding important risk factors and are based on information currently known to the Company. The Company cautions readers that any forward-looking statements contained in this report or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The risks described in the Company’s Annual Report on Form 10-K are not the only risks it faces. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial could also have an adverse effect on the Company’s future sales growth, operating results or financial position. The Company does not undertake any obligation to update forward-looking statements.

Results of Operations

First Quarter Analysis

Net income in the first quarter of 2006 decreased 4.7% to $5,223,000 compared to $5,483,000 during the first quarter of 2005. Operating income decreased 6.4% to $8,426,000 in the first quarter of 2006 compared to $8,998,000 in the same period of the prior year.

Same store sales from the Company’s 18 supermarkets (all of which are located in Southern California and were open in both periods presented) were $118,053,000 in the first quarter of 2006 representing an increase of 1.8% compared to sales of $115,976,000 in the first quarter of 2005. The comparative sales increase was achieved even though Easter sales occurred in the first quarter of 2005 but not until the second quarter of 2006. The Company does not believe that inflation contributed significantly to the change in sales.

The Company’s gross profit as a percent of sales was 45.8% in the first quarter of 2006 compared to 45.3% in the same period of 2005. The Company includes product costs, net of discounts and allowances, and inbound freight charges in cost of sales. Purchasing and receiving costs, inspection costs, internal transfer costs, warehousing and transportation costs are recorded as DSG&A expense. Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since other entities may record purchasing, warehousing and distribution costs in cost of sales.

DSG&A expense as a percent of sales was 38.6% in the first quarter of 2006 compared to 37.5% in the same period of the prior year. During the first quarter of 2006, the Company recognized approximately $588,000 in SARs compensation expense due to the implementation of SFAS 123(R) as discussed below, an increase in the fair value of SARs since fiscal 2005 year end and additional vesting of SARs. During the first quarter of 2005, the Company reversed $1,592,000 of SARs compensation expense recognized in previous periods as a result of a reduction in the Company’s Class A Common Stock price during that quarter.

The Company contributes to several multi-employer union pension and health care plans. Pension and health care costs are determined based on total straight-time hours worked and the rate per hour as stipulated in the Company’s various collective bargaining agreements. The Company’s accruals for all union pension and health care plans increased approximately 3.2% to $5,695,000 in the first quarter of 2006 compared to $5,520,000 in the first quarter of 2005 due to an increase in the average hourly pension contribution rate effective November 2005.

In June 2003, in an effort to control substantially increasing workers’ compensation rates, the Company terminated its guaranteed cost workers’ compensation insurance coverage and purchased a high deductible workers’ compensation policy. The Company has stop-loss coverage to limit its exposure on a per claim basis and is insured for covered costs in excess of per claim limits. Self-insurance accruals for losses up to the purchased stop-loss coverage are based on reported claims and an estimate of claims incurred but not reported. No assurance can be given that this change will ultimately result in a reduction in workers’ compensation expense or limit future increases. The Company devotes substantial time and commitment to maintaining a safe work environment. The ultimate cost of workers’ compensation is highly dependent upon legal and legislative trends, the inflation rate of health care costs and the Company’s ability to manage claims. In April 2004, California passed legislation aimed at reforming the workers’ compensation insurance system in the state. At this point in time, while it is premature to predict the final outcome of claims incurred within recent policy years, it appears that the legislative reform is having a positive impact on the Company’s overall workers’ compensation costs.

The Company has outstanding SARs that have been granted to certain employees and non-employee directors. Prior to January 1, 2006, the Company accounted for SARs in accordance with FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”  Under FIN 28, SARs compensation expense was recorded based on the excess of the Company’s Class A Common Stock price at the end of the reporting period over the price on the date of grant for the vested portion of SARs. Compensation expense was adjusted each reporting period for changes in the price of the Company’s stock and for changes in vesting. During the first quarter of 2005, the Company reversed $1,592,000 of compensation expense recognized in prior periods due to a reduction in the Company’s stock price during the quarter. Effective January 1, 2006, the Company adopted SFAS 123(R) (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense based on the fair value of SARs. The Company adopted SFAS 123(R) using the modified prospective transition method, and therefore prior period results have not been restated. As of January 1, 2006, the cumulative effect of adopting SFAS 123(R) resulted in the recognition of $288,000 in compensation expense ($171,000 after tax or $0.05 per share). In addition, the Company recorded an additional $300,000 of compensation expense ($178,000 after tax or $0.05 per share) related to the increase in the fair value of SARs and additional vesting during the quarter. As of April 1, 2006, there was approximately $1,092,000 of total unrecognized compensation cost related to unvested SARs, assuming no change in the fair value, which is expected to be recognized over a weighted-average period of 1.3 years.

Interest and dividend income was $422,000 in the first quarter of 2006 compared to $297,000 for the same period in 2005 due to increased cash levels in 2006 and higher interest rates.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses from available-for-sale securities be included as a component of stockholders’ equity. Unrealized gains on available-for-sale securities were $6,000 (net of income tax expense of $5,000) in the first quarter of 2006 compared to unrealized losses of $145,000 (net of income tax benefit of $98,000) in the first quarter of 2005. As of April 1, 2006, net unrealized losses totaled $287,000 compared to $293,000 as of December 31, 2005. Management does not believe any of these losses are other-than-temporary.

The Company reviews the carrying values of long-lived assets for potential impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. During the fourth quarter of 2003, the Company recorded a $4,311,000 impairment on long-lived assets including leasehold improvements and equipment at its Pasadena store, which opened in September 2001 and has performed below management’s expectations. The Company had exercised its right to terminate its lease in the Spring of 2005, but the lease was reinstated by mutual agreement on different terms in April 2005. A termination of the lease in the future may result in an additional write-off of fixed assets and other costs at that time. As of April 1, 2006, the remaining net book value of fixed assets related to the Pasadena store was $349,000.

A major road improvement project which has been under construction along Santa Monica Boulevard in West Los Angeles, California since March 2003, is presently estimated to be substantially completed in late Summer 2006. At times during the project, construction has, and will continue to occur directly in front of, or very close to, the Century City Shopping Center where Gelson’s has its Century City store. In addition, the Century City Shopping Center recently underwent a major construction project which began in March 2004. This project involved the relocation of the movie theaters, food court and other tenants to newly constructed areas immediately adjacent to the Gelson’s store, as well as the expansion of the Gelson’s store. The grand reopening of a significant portion of the Shopping Center, as renovated, occurred in December 2005. The Company was also in the process of remodeling the store beginning in September 2004. The current remodel plans are expected to be complete during 2006. Sales at the Century City store have been negatively affected during the construction on Santa Monica Boulevard and at the Century City Shopping Center. The Company anticipates that sales will continue to be negatively impacted as construction on Santa Monica Boulevard continues. The Company also expects that the parking in the Century City Shopping Center for Gelson’s customers will be adversely affected by the relocation of the theaters, food court and other tenants to the immediate vicinity of the Gelson’s store. However, it also anticipates that the relocation will increase foot traffic in the vicinity of the store which, along with the expanded facilities and services within the store, could increase customer count.

During January and February 2006, the Company purchased an aggregate of 149,573 shares of its Class A Common Stock which resulted in a reduction of the weighted average common shares outstanding by 98,566 shares in the quarter ended April 1, 2006. Consequently, basic and diluted net income per common share is $0.04 higher in the first quarter of 2006 as compared to the first quarter of 2005 due to the reduction in the weighted average number of shares.

CAPITAL EXPENDITURES/LIQUIDITY

The Company’s current cash position, including investments and net cash provided by operating activities, are the primary sources of funds available to meet the Company’s capital expenditure and liquidity requirements. The Company’s cash position, including investments, at the end of the first quarter 2006 was $49,179,000. During the thirteen weeks ended April 1, 2006, the Company generated approximately $7,033,000 of cash from operating activities compared to $10,019,000 in the same period of 2005. The reduction in cash generated was primarily due to timing differences in the payment of estimated income taxes.

Cash not required for the immediate needs of the Company is temporarily invested in commercial paper and marketable securities. Currently, all temporary investments are highly liquid. The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.

The Company also has two revolving lines of credit totaling $23,000,000 available for standby letters of credit, funding operations and expansion. There were no outstanding borrowings against either of the revolving lines as of April 1, 2006. The Company currently maintains five standby letters of credit aggregating $14,819,000 pursuant to the Company’s lease requirements and general liability and workers’ compensation self-insurance programs. The standby letters of credit reduce the available borrowings under its revolving lines.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of April 1, 2006:

	Contractual Cash Obligations (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

7% Subordinated Income Debentures Due September 2014 Including Interest	$1,959	$86	$172	$172	$1,529

Capital Lease Obligations Including Interest	433	260	173	0	0

Operating Leases	151,241	9,337	19,239	17,656	105,009

Total Contractual Cash Obligations (1)	$153,633	$9,683	$19,584	$17,828	$106,538

	Other Commercial Commitments (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby Letters of Credit (2)	$14,444	$14,444	$0	$0	$0

(1)   Other Contractual Obligations

The Company had the following other contractual cash obligations at April 1, 2006. The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments are unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to workers’ compensation and general and auto liability claims. The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis. Accruals are based on reported claims and an estimate of claims incurred but not reported. While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims. The Company’s liability reserve for reported claims and an estimate of claims incurred but not reported at April 1, 2006 was approximately $9,969,000.

Employment Agreement

The Company has an employment agreement with a key executive officer that provides for annual retirement compensation equal to 25% of his average base salary and bonus earned in the last three fiscal years prior to his retirement. The Company had accrued $2,821,000 under the terms of the employment agreement as of April 1, 2006.

Property, Plant and Equipment Purchases

As of April 1, 2006, management had authorized expenditures on incomplete projects for the purchase of property, plant and equipment which totaled approximately $2,210,000. The Company has an ongoing program to remodel existing supermarkets and to add new stores. During the first quarter of 2006, capital expenditures were $1,504,000.

(2)   Standby Letters of Credit

The Company’s standby letter of credit commitment was increased to $14,819,000 effective April 12, 2006. The Company’s letters of credit renew automatically each year unless the issuer notifies the Company otherwise. The amount of each letter of credit held pursuant to the Company’s workers’ compensation and general liability insurance programs will be adjusted annually based upon the outstanding claim reserves as of the renewal date. Each letter of credit obligation will cease when all claims for the particular policy year are closed or the Company negotiates a release.

In April 2003 and February 2006, the Company announced a stock repurchase program, authorized by the Board of Directors, to purchase from time to time up to 100,000 and 150,000 shares, respectively, of its Class A Common Stock in the open market or in private transactions. The timing, volume and price of purchases are at the discretion of the management of the Company. During the first quarter of 2006, the Company purchased and retired 149,573 shares of Class A Common Stock for an aggregate purchase price of approximately $12,481,000 in unsolicited private transactions with unrelated parties. After taking into account both these purchases and purchases in prior years, up to 91,235 shares of Class A Common Stock remain authorized for repurchase.

On April 20, 2006 the Company paid a regular quarterly cash dividend of $0.25 per share of Class A Common Stock totaling approximately $807,000 to shareholders of record on March 31, 2006.

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

A change in market prices exposes the Company to market risk related to its investments. As of April 1, 2006, all investments were classified as available-for-sale securities and totaled $20,745,000. A hypothetical 10% drop in the market value of these investments would result in a $2,075,000 unrealized loss and a corresponding decrease in the fair value of these instruments. This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer or the person temporarily performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company, has performed an evaluation of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management, with the participation of the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended April 1, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to purchases by the Company of Class A Common Stock during the quarter ended April 1, 2006:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of	Average Price	Purchased as Part of	Units) that May Yet
	Shares (or Units)	Paid per Share	Publicly Announced	Be Purchased Under
Period	Purchased	(or Unit)	Plans or Programs	the Plans or Programs

January 1 – January 31	78,900	$82.05	78,900	11,908	(1)

February 1 – February 28	70,673	85.00	70,673	91,235

March 1 – April 1	0	0.00	0	91,235

Total	149,573	$83.44	149,573	91,235

(1)     In April 2003 and February 2006, the Company announced a stock repurchase program authorized by the Board of Directors, to purchase up to 100,000 and 150,000 shares of its Class A Common Stock, respectively, in the open market or in private transactions. The timing, volume and price of purchases are at the discretion of the management of the Company. As a result of the purchase of shares in February 2006, the program announced in April 2003 was complete.

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

ARDEN GROUP, INC.
Registrant

Date:	May 10, 2006	/s/LAURA J. NEUMANN
Laura J. Neumann
Director of Financial
Reporting and Compliance
(Authorized Signatory)