Form 10-Q
period 2006-07-01
ARDEN GROUP INC
filed 2006-08-09
CIK 225051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES   EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares outstanding of the registrant’s class of common stock as of August 4, 2006 was:

3,229,429 shares of Class A Common Stock

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Thousands, Except Share and Per Share Data)	July 1, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$34,658	$36,338
Investments	20,897	20,650
Accounts receivable, net of allowance for doubtful accounts of $193 and $195 as of July 1, 2006 and December 31, 2005, respectively	5,403	5,714
Inventories, net	17,132	19,146
Deferred income taxes	4,200	4,348
Other current assets	2,516	2,568
Total current assets	84,806	88,764
Property, plant and equipment, net	49,392	50,025
Deferred income taxes	5,636	4,850
Other assets	3,308	3,388
Total assets	$143,142	$147,027

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$16,991	$19,662
Federal and state income taxes payable	4,598	3,919
Current portion of long-term debt	234	221
Other current liabilities	25,424	23,658
Total current liabilities	47,247	47,460
Long-term debt	1,333	1,453
Deferred rent	5,952	5,796
Other liabilities	10,504	9,998
Total liabilities	65,036	64,707
Commitments and contingent liabilities (Note 5)
Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 4,586,629 and 4,736,202 shares issued and outstanding as of July 1, 2006 and December 31, 2005, respectively, including 1,357,200 treasury shares	1,147	1,184
Capital surplus	5,459	5,638
Unrealized loss on investments	(292)	(293)
Retained earnings	75,545	79,544
	81,859	86,073
Treasury stock, at cost	(3,753)	(3,753)
Total stockholders’ equity	78,106	82,320
Total liabilities and stockholders’ equity	$143,142	$147,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In Thousands, Except Share and Per Share Data)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Sales	$119,114	$116,354	$237,167	$232,330
Cost of goods sold	64,514	63,248	128,553	126,720
Gross profit	54,600	53,106	108,614	105,610
Delivery, selling, general and administrative expenses	47,247	45,823	92,835	89,329
Operating income	7,353	7,283	15,779	16,281
Interest and dividend income	540	380	962	677
Other income (expense), net	0	8	0	8
Interest expense	(32)	(37)	(65)	(79)
Income before income taxes	7,861	7,634	16,676	16,887
Income tax provision	3,203	3,111	6,795	6,881
Net income	$4,658	$4,523	$9,881	$10,006
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) from available-for-sale securities:
Net unrealized holding gain (loss) arising during the period	(5)	(65)	1	(209)
Net reclassification adjustment for realized gains included in net income	0	(10)	0	(10)
Net unrealized gain (loss), net of income tax expense (benefit) of $5 and $0 for 2006 and $53 and $151 for 2005, respectively	(5)	(75)	1	(219)
Comprehensive income	$4,653	$4,448	$9,882	$9,787
Basic and diluted net income per share	$1.44	$1.34	$3.04	$2.96
Basic and diluted weighted average common shares outstanding	3,229,429	3,382,632	3,254,932	3,382,942
.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Twenty-Six Weeks Ended
(In Thousands)	July 1, 2006	July 2, 2005
Cash flows from operating activities:
Cash received from customers	$237,568	$232,940
Cash paid to suppliers and employees	(216,060)	(211,413)
Interest and dividends received	852	595
Interest paid	(66)	(82)
Income taxes paid	(6,755)	(1,187)
Net cash provided by operating activities	15,539	20,853
Cash flows from investing activities:
Capital expenditures	(2,928)	(2,607)
Purchases of investments	(242)	(293)
Sales of investments	0	5,579
Proceeds from the sale of property, plant and equipment	191	34
Net cash provided by (used in) investing activities	(2,979)	2,713
Cash flows from financing activities:
Principal payments under capital lease obligations	(107)	(114)
Purchase and retirement of Company stock	(12,481)	(176)
Cash dividends paid	(1,652)	(1,692)
Net cash used in financing activities	(14,240)	(1,982)
Net increase (decrease) in cash and cash equivalents	(1,680)	21,584
Cash and cash equivalents at beginning of period	36,338	8,663
Cash and cash equivalents at end of period	$34,658	$30,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

	Twenty-Six Weeks Ended
(In Thousands)	July 1, 2006	July 2, 2005
Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$9,881	$10,006
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,549	3,793
Provision for losses on accounts receivable	7	10
Deferred income taxes	(638)	612
Net gain from the disposal of property, plant and equipment	(179)	0
Net realized gain on investments	0	(8)
Amortization of discount on investments	(4)	(58)
Stock appreciation rights compensation expense (income)	2,420	(751)
Change in assets and liabilities net of effects from noncash investing and financing activities:
(Increase) decrease in assets:
Accounts receivable	304	595
Inventories	2,014	2,260
Other current assets	52	(126)
Other assets	80	(335)
Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	(3,288)	(1,889)
Federal and state income taxes payable	679	5,086
Deferred rent	156	643
Other liabilities	506	1,015
Net cash provided by operating activities	$15,539	$20,853

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

The accompanying condensed consolidated financial statements for the three and six months ended July 1, 2006 and July 2, 2005 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles (GAAP) for interim financial information.  These financial statements have not been audited by an independent registered public accounting firm but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) regulations.  Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2005 Annual Report on Form 10-K.  The results of operations for the six month period ended July 1, 2006 are not necessarily indicative of the results to be expected for the full year ending December 30, 2006.

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

Merchandise Costs

Cost of sales and inventory includes product costs, net of discounts and allowances, and inbound freight charges.   Purchasing and receiving costs, inspection costs, internal transfer costs, warehousing and transportation costs are recorded as Delivery, Selling, General and Administrative (DSG&A) expense.  Warehousing and transportation costs, which include labor, building rent, utilities, depreciation, repairs and maintenance and fuel, totaled approximately $1,442,000 and $1,530,000 for the second quarter of 2006 and 2005, respectively.  On a year-to-date basis, warehousing and transportation costs were approximately $3,048,000 and $3,020,000 for 2006 and 2005, respectively.

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

2.      Multi-Employer Pension and Health Care Plans

The Company contributes to several multi-employer union pension and health care plans, administered by various trustees, in accordance with the provisions of various labor contracts.  Pension and health care costs are generally based on the number of straight-time hours worked and the rate per hour as stipulated in the Company’s various collective bargaining agreements.  The Company’s contributions to all union pension and health care plans totaled approximately $5,643,000 and $5,489,000 in the second quarter of 2006 and 2005, respectively.  Contributions were approximately $11,337,000 for the first half of 2006 compared to $11,009,000 in the same period of the prior year.  Pension and health care costs increased due to an increase in the average hourly pension contribution rate effective November 2005.

The Arden Group, Inc. 401(k) Retirement Savings Plan (Plan) covers all nonunion employees of the Company and its subsidiaries who have attained the age of 18 and have completed the applicable service requirement.  The Plan provides that, with certain limitations, an employee with at least one month of service may elect to contribute up to 100% of such employee’s annual compensation to the Plan up to a maximum of $15,000 in 2006 on a tax-deferred basis, in addition to catch up contributions up to a maximum of $5,000 for employees over the age of 50.  Employees are eligible to participate in the Company’s discretionary contributions beginning on January 1 or July 1 following the completion of one year of service.  The Company accrued approximately $212,000 and $200,000 towards this benefit for the second quarter of 2006 and 2005, respectively.  The Company accrued $452,000 and $437,000 during the first six months of 2006 and 2005, respectively.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. (SFAS) 123(R) (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense based on the fair value of SARs.  The Company adopted SFAS 123(R) using the modified prospective transition method, and therefore prior period results have not been restated.  As of January 1, 2006, the cumulative effect of adopting SFAS 123(R) resulted in the recognition of $288,000 in compensation expense ($171,000 after tax).  Compensation expense is recorded under DSG&A expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.

SFAS 123(R) requires the Company to remeasure the fair value of SARs each reporting period until the award is settled.  In addition, compensation expense must be recognized each reporting period for changes in fair value and vesting.  During the second quarter of 2006, the Company recorded $1,832,000 of compensation expense ($1,086,000 after tax) related to the increase in the fair value of SARs and additional vesting during the period.  On a year-to-date basis, the Company recognzied compensation expense of $2,132,000 ($1,264,000 after tax) in addition to the $288,000 recorded as a result of the adoption of SFAS 123(R) as discussed above.  The total intrinsic value of SARs exercised during the second quarter and first half of 2006 was $404,000 and $546,000, respectively.

For comparison purposes, the following table illustrates the effect on net income and net income per common share as if SFAS 123(R) had been applied to all outstanding SARs during the same period of the prior year:

(In Thousands, Except Per Share Data)	Thirteen Weeks Ended July 2, 2005	Twenty-Six Weeks Ended July 2, 2005
Net income as reported	$4,523	$10,006

Add: Stock-based compensation expense (income) determined under FIN 28, net of related tax effects	499	(445)
Deduct: Total stock-based compensation (expense) income determined under SFAS 123(R), net of related tax effects	(499)	292
Pro forma net income	$4,523	$9,853
Net income per common share:
As reported	$1.34	$2.96
Pro forma	1.34	2.91

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

The assumptions used in the Black-Scholes option-pricing model as of fiscal 2005 year end and as of the six months ended July 1, 2006 were as follows:

Dividend yield	.65% - 1.14%
Expected volatility	23.74% - 36.35%
Risk-free interest rate	4.23% - 5.26%
Expected average term	3.16 - 3.52 years

The following table summarizes information about the Company’s SARs activity during the first half of 2006:

			Non-Employee
	Employees		Directors
		Weighted		Weighted
	SARs	Average Price	SARs	Average Price
Outstanding as of 12/31/05	67,050	$56.72	60,000	$56.85
Exercised	9,050	$57.00	2,500	$28.00
Forfeited	1,750	$57.00	10,000	$78.43
Outstanding as of 7/1/06	56,250	$56.66	47,500	$53.83
Available for grant as of 7/1/06	N/A		N/A

The following table summarizes information about the Company’s SARs outstanding at July 1, 2006:

	SARs Outstanding			SARs Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
SARs - Employees
$40.50	10,000	2.1 years	$40.50	0	$40.50
$57.00	29,500	2.4 years	$57.00	9,000	$57.00
$57.00	11,750	3.0 years	$57.00	5,250	$57.00
$86.22	5,000	4.5 years	$86.22	0	$86.22
	56,250	2.7 years	$56.66	14,250	$57.00
SARs - Non-Employee Directors
$34.25	7,500	1.8 years	$34.25	5,000	$34.25
$57.50	40,000	2.6 years	$57.50	20,000	$57.50
	47,500	2.4 years	$53.83	25,000	$52.85

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

The Company and its subsidiaries are defendants in a number of cases currently in litigation, being vigorously defended, in which the complainants seek monetary damages.  As of the date hereof, no estimate of potential liability, if any, is possible. Based upon current information, management, after consultation with legal counsel defending the Company’s interests in the cases, believes the ultimate disposition thereof will have no material effect upon either the Company’s consolidated financial position, results of operations or cash flows.

6.      Recent Accounting Standards

In March 2004, the Emerging Issues Task Force (EITF) amended and ratified previous consensus on EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Issues.”  EITF No. 03-1 establishes guidance to be used in determining when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss.  The effective date was originally the Company’s third quarter of 2004.  In September 2004, the Financial Accounting Standards Board (FASB) issued EITF No. 03-1-1, “Effective Date of Paragraphs 10-20 of EITF 03-1,” to delay the effective date pending further discussions by the EITF.  In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss.  This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  This pronouncement was effective beginning with the Company’s first quarter of 2006.  The Company does not currently have any unrealized investment losses that are other-than-temporary and, therefore, adoption of this standard on January 1, 2006 did not have an impact on the Company’s consolidated financial statements.

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

In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.”  FSP FAS 13-1 clarifies that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense.  This statement is effective with the Company’s first quarter of 2006.  Adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This interpretation, which is effective for fiscal years beginning after December 15, 2006, will not have an impact on the Company’s consolidated financial statements.

7.      Subsequent Events

On July 20, 2006, the Company paid a regular quarterly cash dividend of $0.25 per share on Class A Common Stock totaling approximately $807,000 to shareholders of record on June 30, 2006.

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

Results of Operations

Second Quarter Analysis

Net income in the second quarter of 2006 increased 3.0% to $4,658,000 compared to $4,523,000 during the second quarter of 2005.  Operating income increased 1.0% to $7,353,000 in the second quarter of 2006 compared to $7,283,000 in the same period of the prior year.

Same store sales from the Company’s 18 supermarkets (all of which are located in Southern California and were open in both periods presented) were $119,114,000 in the second quarter of 2006 representing an increase of 2.4% compared to sales of $116,354,000 in the second quarter of 2005.  The second quarter of 2006 included Easter sales which occurred in the first quarter of 2005.  However, the second quarter of 2005 included an additional day of 4th of July sales compared to the second quarter of 2006.  In addition, the Company has experienced sales growth due in part to product pricing decisions and an increase in customer count.  The Company does not believe that inflation contributed significantly to the increase in sales.

The Company’s gross profit as a percent of sales was 45.8% in the second quarter of 2006 compared to 45.6% in the same period of 2005.  The Company includes product costs, net of discounts and allowances, and inbound freight charges in cost of sales.  Purchasing and receiving costs, inspection costs, internal transfer costs, warehousing and transportation costs are recorded as DSG&A expense.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since other entities may record purchasing, warehousing and distribution costs in cost of goods sold.

DSG&A expense as a percent of sales was 39.7% in the second quarter of 2006 compared to 39.4% in the same period of the prior year.  During the second quarter of 2006, the Company recognized approximately $1,832,000 in SARs compensation expense due to an increase in the fair value of SARs since the end of the previous quarter and the additional vesting of SARs.  During the second quarter of 2005, the Company recognized $841,000 of SARs compensation expense.

The Company contributes to several multi-employer union pension and health care plans.  Pension and health care costs are determined based on total straight-time hours worked and the rate per hour as stipulated in the Company’s various collective bargaining agreements.  The Company’s provision for all union pension and health care plans increased approximately 2.8% to $5,643,000 in the second quarter of 2006 compared to $5,489,000 in the second quarter of 2005 due to an increase in the average hourly pension contribution rate effective November 2005.

In June 2003, in an effort to control substantially increasing workers’ compensation rates, the Company terminated its guaranteed cost workers’ compensation insurance coverage and purchased a high deductible workers’ compensation policy.  The Company has stop-loss coverage to limit its exposure on a per claim basis and is insured for covered costs in excess of per claim limits.  The Company has experienced good results to date under the high deductible program.  Effective July 2006, the Company purchased a fully insured guaranteed cost workers’ compensation insurance policy at a favorable rate to replace the high deductible program for losses occurring after June 30, 2006.  The Company continues to maintain an accrual for claims incurred under the high deductible program which is based on reported claims and an estimate of claims incurred but not reported.  While the Company devotes substantial time and commitment to maintaining a safe work environment, the ultimate cost of workers’ compensation is highly dependent upon legal and legislative trends, the inflation rate of health care costs and the Company’s ability to manage claims.

The Company has outstanding SARs that have been granted to certain employees and non-employee directors.  As discussed above, the Company adopted SFAS 123(R) effective January 1, 2006 using the modified prospective transition method, and therefore prior period results have not been restated.  During the second quarter of 2005, the Company recognized $841,000 of compensation expense due to an increase in the market price of the Company’s Class A Common Stock and additional vesting.  The Company recorded $1,832,000 of compensation expense related to the increase in the fair value of SARs and additional vesting during the second quarter of 2006.  As of July 1, 2006, assuming no change in the SARs fair value, there was approximately $1,089,000 of total unrecognized compensation cost related to unvested SARs which is expected to be recognized over a weighted average period of 1.3 years.

Interest and dividend income was $540,000 in the second quarter of 2006 compared to $380,000 for the same period in 2005 due to increased cash levels and higher interest rates in 2006.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses from available-for-sale securities be included as a component of stockholders’ equity.  Unrealized losses on available-for-sale securities were $5,000 (net of income tax benefit of $5) in the second quarter of 2006 compared to unrealized losses of $75,000 (net of income tax benefit of $53,000) in the second quarter of 2005.  As of July 1, 2006, net unrealized losses totaled $292,000 compared to $293,000 as of December 31, 2005.  Management does not believe any of these losses are other-than-temporary.

During January and February 2006, the Company purchased an aggregate of 149,573 shares of its Class A Common Stock from unrelated third parties in private transactions which had the effect of reducing weighted average common shares outstanding and increasing basic and diluted net income per common share for the second quarter of 2006 as compared to the second quarter of 2005.

A major road improvement project which has been under construction along Santa Monica Boulevard in West Los Angeles, California since March 2003, is presently estimated to be substantially completed in Fall 2006.  At times during the project, construction has, and will continue to occur directly in front of, or very close to, the Century City Shopping Center where Gelson’s has its Century City store.  In addition, the Century City Shopping Center recently underwent a major construction project which began in March 2004.  This project involved the relocation of the movie theaters, food court and other tenants to newly constructed areas immediately adjacent to the Gelson’s store, as well as the expansion of the Gelson’s store.  The grand reopening of a significant portion of the Shopping Center, as renovated, occurred in December 2005. The Company was also in the process of remodeling the store beginning in September 2004.  The current remodel plans are expected to be complete during 2006.  Sales at the Century City store have been negatively affected during the construction on Santa Monica Boulevard and at the Century City Shopping Center.  The Company anticipates that sales will continue to be negatively impacted as construction continues.  In addition, the parking in the Century City Shopping Center for Gelson’s customers may be adversely affected in the future by the theaters, food court and other tenants which have been relocated to the immediate vicinity of the Gelson’s store.  However, the relocation has increased foot traffic in the vicinity of the store which, along with the expanded facilities and services within the store, could increase customer count.

Year-To-Date Analysis

Net income in the first six months of 2006 decreased 1.2% to $9,881,000 compared to $10,006,000 during the first six months of 2005.  Operating income decreased 3.1% to $15,779,000 for the first half of 2006 compared to $16,281,000 in the prior year.

Comparable store sales from the Company’s 18 supermarkets (all of which are located in Southern California) were $237,167,000 in the first six months of 2006 representing an increase of 2.1% compared to sales of $232,330,000 in the first six months of 2005.  The Company has experienced sales growth due in part to product pricing decisions and an increase in customer count.  The Company does not believe that inflation contributed significantly to the increase in sales.

The Company’s gross profit as a percent of sales was 45.8% in the first half of 2006 compared to 45.5% in the same period of 2005.  The Company includes product costs, net of discounts and allowances, and inbound freight charges in cost of goods sold.  Purchasing and receiving costs, inspection costs, internal transfer costs, warehousing and transportation costs are recorded as DSG&A expense.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since other entities may record purchasing, warehousing and distribution costs in cost of goods sold.

DSG&A expense as a percent of sales was 39.1% in the first six months of 2006 compared to 38.4% in the same period of 2005.  During the first half of 2006, the Company recognized approximately $2,420,000 in SARs compensation expense due to the implementation of SFAS 123(R) as discussed below, an increase in the fair value of SARs since fiscal 2005 year end and additional vesting of SARs.  During the first half of 2005, the Company reversed $751,000 of SARs compensation expense recognized in previous periods as a result of a reduction in the Company’s Class A Common Stock price during that period.

 The Company has outstanding SARs that have been granted to certain employees and non-employee directors.  As discussed above, the Company adopted SFAS 123(R) effective January 1, 2006 using the modified prospective transition method, and therefore prior period results have not been restated.   During

the first half of 2005, the Company reversed $751,000 of compensation expense recognized in prior periods due to a reduction in the Company’s Class A Common Stock price during the period.  As of January 1, 2006, the cumulative effect of adopting SFAS 123(R) resulted in the recognition of $288,000 in compensation expense.  In addition, the Company recorded $2,132,000 of compensation expense related to the increase in the fair value of SARs and additional vesting during the first half of 2006.  As of July 1, 2006, assuming no change in the SARs fair value, there was approximately $1,089,000 of total unrecognized compensation cost related to unvested SARs which is expected to be recognized over a weighted average period of 1.3 years.

Interest and dividend income was $962,000 in the first six months of 2006 compared to $677,000 for the same period in 2005 due to increased cash levels and higher interest rates in 2006.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses from available-for-sale securities be included as a component of stockholders’ equity.  Unrealized gains on available-for-sale securities were $1,000 (net of income tax expense of $0) in the first six months of 2006 compared to unrealized losses of $219,000 (net of income tax benefit of $151,000) in the same period of 2005.

During January and February 2006, the Company purchased an aggregate of 149,573 shares of its Class A Common Stock from unrelated third parties in private transactions which had the effect of reducing weighted average common shares outstanding and increasing basic and diluted net income per common share for the first half of 2006 as compared to the first half of 2005.

CAPITAL EXPENDITURES/LIQUIDITY

The Company’s current cash position, including investments and net cash provided by operating activities, are the primary sources of funds available to meet the Company’s capital expenditure and liquidity requirements.  The Company’s cash position, including investments, at the end of the second quarter 2006 was $55,555,000.  During the twenty-six weeks ended July 1, 2006, the Company generated approximately $15,539,000 of cash from operating activities compared to $20,853,000 in the same period of 2005.  The reduction in cash generated was primarily due to timing differences in the payment of estimated income taxes.

Cash not required for the immediate needs of the Company is temporarily invested in commercial paper and marketable securities.  Currently, all temporary investments are highly liquid.  The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.

The Company also has two revolving lines of credit totaling $23,000,000 available for standby letters of credit, funding operations and expansion.  There were no outstanding borrowings against either of the revolving lines as of July 1, 2006.  The Company currently maintains five standby letters of credit aggregating $12,469,000 pursuant to the Company’s lease requirements and general liability and workers’ compensation self-insurance programs.  The standby letters of credit reduce the available borrowings under its revolving lines.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of July 1, 2006:

	Contractual Cash Obligations (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

7% Subordinated Income Debentures Due September 2014 Including Interest	$1,959	$86	$172	$172	$1,529
Capital Lease Obligations Including Interest	368	260	108	0	0
Operating Leases	149,047	9,549	19,130	17,061	103,307
Total Contractual Cash Obligations (1)	$151,374	$9,895	$19,410	$17,233	$104,836

	Other Commercial Commitments (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Standby Letters of Credit (2)	$12,469	$12,469	$0	$0	$0

(1)    Other Contractual Obligations

The Company had the following other contractual cash obligations at July 1, 2006.  The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments are unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to general and auto liability claims, in addition to workers’ compensation claims which occurred prior to July 2006.  The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis. Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims.  The Company’s liability reserve for reported claims and an estimate of claims incurred but not reported at July 1, 2006 was approximately $9,870,000.  For claims incurred after June 30, 2006, the Company is fully insured for workers’ compensation purposes under a guaranteed cost insurance policy.

Employment Agreement

The Company has an employment agreement with a key executive officer that provides for annual retirement compensation equal to 25% of his average base salary and bonus earned in the last three fiscal years prior to his retirement. The Company had accrued $2,896,000 under the terms of the employment agreement as of July 1, 2006.

Property, Plant and Equipment Purchases

As of July 1, 2006, management had authorized expenditures on incomplete projects for the purchase of property, plant and equipment which totaled approximately $605,000.  The Company has an ongoing program to remodel existing supermarkets and to add new stores.  During the first half of 2006, capital expenditures were $2,928,000.

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

In April 2003 and February 2006, the Company announced a stock repurchase program, authorized by the Board of Directors, to purchase from time to time up to 100,000 and 150,000 shares, respectively, of its Class A Common Stock in the open market or in private transactions.  The timing, volume and price of purchases are at the discretion of the management of the Company.  During the first half of 2006, the Company purchased and retired 149,573 shares of Class A Common Stock for an aggregate purchase price of approximately $12,481,000 in private transactions with unrelated parties.  After taking into account these purchases and purchases in prior years, up to 91,235 shares of Class A Common Stock remain authorized for repurchase.

On July 20, 2006, the Company paid a regular quarterly cash dividend of $0.25 per share of Class A Common Stock totaling approximately $807,000 to shareholders of record on June 30, 2006.

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

A change in market prices exposes the Company to market risk related to its investments.  As of July 1, 2006, all investments were classified as available-for-sale securities and totaled $20,897,000.  A hypothetical 10% drop in the market value of these investments would result in a $2,090,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

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

Management, with the participation of the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended July 1, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)    The Annual Meeting of Stockholders was held on June 28, 2006.

(b)           Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominee for director as listed in the Proxy Statement.  On June 27, 2006, Steven C. Gordon informed the Company that he would not stand for reelection as a director.  One nominee was elected by Class A shareholders at the Annual Meeting as follows:

Votes
Steven Romick
Term expires 2009
For	3,100,362
Abstain	2,375

Continuing directors whose terms of office do not expire until 2007 or 2008 are:

Bernard Briskin
John G. Danhakl
Robert A. Davidow
Kenneth A. Goldman

There were 24,455 broker non-votes.

(c)            The selection of Moss Adams LLP, an independent registered public accounting firm, to audit the financial statements of the Company and its consolidated subsidiaries for the 2006 fiscal year was approved by the following votes:

Votes
For	3,100,095
Against	2,300
Abstain	342

There were 24,455 broker non-votes.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDEN GROUP, INC.
Registrant

Date:	August 9, 2006	/s/LAURA J. NEUMANN
Laura J. Neumann
Director of Financial
Reporting and Compliance
(Authorized Signatory)