Form 10-Q
period 2006-09-30
ARDEN GROUP INC
filed 2006-11-03
CIK 225051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No☒

The number of shares outstanding of the registrant’s class of common stock as of October 27, 2006 was:

3,229,429 shares of Class A Common Stock

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$39,584	$36,338
Investments	18,486	20,650
Accounts receivable, net of allowance for doubtful accounts of $191 and $195 as of September 30, 2006 and December 31, 2005, respectively	5,424	5,714
Inventories, net	19,134	19,146
Deferred income taxes	3,850	4,348
Other current assets	3,604	2,568

Total current assets	90,082	88,764

Property, plant and equipment, net	48,147	50,025
Deferred income taxes	6,357	4,850
Other assets	3,289	3,388

Total assets	$147,875	$147,027

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$18,495	$19,662
Federal and state income taxes payable	2,673	3,919
Current portion of long-term debt	240	221
Other current liabilities	26,286	23,658

Total current liabilities	47,694	47,460

Long-term debt	1,271	1,453
Deferred rent	6,013	5,796
Other liabilities	9,760	9,998

Total liabilities	64,738	64,707

Commitments and contingent liabilities (Note 5)

Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 4,586,629 and 4,736,202 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively, including 1,357,200 treasury shares	1,147	1,184
Capital surplus	5,459	5,638
Unrealized loss on investments	(234)	(293)
Retained earnings	80,518	79,544
	86,890	86,073
Treasury stock, at cost	(3,753)	(3,753)

Total stockholders’ equity	83,137	82,320

Total liabilities and stockholders’ equity	$147,875	$147,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Sales	$118,141	$113,855	$355,308	$346,185
Cost of goods sold	64,072	61,528	192,625	188,248
Gross profit	54,069	52,327	162,683	157,937

Delivery, selling, general and administrative expenses	45,017	44,447	137,852	133,776

Operating income	9,052	7,880	24,831	24,161
Interest and dividend income	731	358	1,693	1,035
Other income (expense), net	1	0	1	8
Interest expense	(29)	(38)	(94)	(117)

Income before income taxes	9,755	8,200	26,431	25,087
Income tax provision	3,975	3,341	10,770	10,222

Net income	$5,780	$4,859	$15,661	$14,865

Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) from available-for-sale securities:
Net unrealized holding gain (loss) arising during the period	58	(22)	59	(231)
Net reclassification adjustment for realized gains included in net income	0	0	0	(10)

Net unrealized gain (loss), net of income tax expense (benefit) of $40 and $40 for 2006 and ($14) and ($165) for 2005, respectively	58	(22)	59	(241)

Comprehensive income	$5,838	$4,837	$15,720	$14,624

Basic and diluted net income per share	$1.79	$1.44	$4.82	$4.40
Basic and diluted weighted average common shares outstanding	3,229,429	3,379,345	3,246,431	3,381,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)	Thirty-Nine Weeks Ended
	September 30, 2006	October 1, 2005
Cash flows from operating activities:
Cash received from customers	$355,655	$346,911
Cash paid to suppliers and employees	(324,737)	(313,989)
Interest and dividends received	1,605	954
Interest paid	(117)	(141)
Income taxes paid	(13,065)	(7,777)

Net cash provided by operating activities	19,341	25,958

Cash flows from investing activities:
Capital expenditures	(3,476)	(3,903)
Purchases of investments	(481)	(361)
Sales of investments	2,751	5,579
Proceeds from the sale of property, plant and equipment	215	51

Net cash provided by (used in) investing activities	(991)	1,366

Cash flows from financing activities:
Principal payments under capital lease obligations	(163)	(164)
Purchase and retirement of Company stock	(12,481)	(334)
Cash dividends paid	(2,460)	(2,537)

Net cash used in financing activities	(15,104)	(3,035)

Net increase in cash and cash equivalents	3,246	24,289

Cash and cash equivalents at beginning of period	36,338	8,663

Cash and cash equivalents at end of period	$39,584	$32,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In Thousands)	Thirty-Nine Weeks Ended
	September 30, 2006	October 1, 2005
Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$15,661	$14,865

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,339	5,653
Provision for losses on accounts receivable	11	40
Deferred income taxes	(1,049)	(165)
Net (gain) loss from the disposal of property, plant and equipment	(200)	8
Net realized gain on investments	(1)	(8)
Amortization of discount on investments	(6)	(60)
Stock appreciation rights compensation expense (income)	2,842	(689)

Change in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts receivable	279	730
Inventories	12	1,018
Other current assets	(1,036)	(906)
Other assets	99	(236)

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	(1,343)	799
Federal and state income taxes payable	(1,246)	2,603
Deferred rent	217	783
Other liabilities	(238)	1,523

Net cash provided by operating activities	$19,341	$25,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.       Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements of Arden Group, Inc. (Company) include the accounts of the Company and its direct and indirect subsidiaries.  All intercompany accounts and transactions are eliminated in consolidation.  The Company operates 18 full-service supermarkets in Southern California carrying both perishable and other grocery products.

The accompanying condensed consolidated financial statements for the thirteen and thirty-nine weeks ended September 30, 2006 and October 1, 2005 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles (GAAP) for interim financial information.  These financial statements have not been audited by an independent registered public accounting firm but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) regulations.  Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2005 Annual Report on Form 10-K.  The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 30, 2006.

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

Merchandise Costs

Cost of sales and inventory includes product costs, net of discounts and allowances, and inbound freight charges.   Purchasing and receiving costs, inspection costs, internal transfer costs, warehousing and transportation costs are recorded as Delivery, Selling, General and Administrative (DSG&A) expense.  Warehousing and transportation costs, which include labor, building rent, utilities, depreciation, repairs and maintenance and fuel, totaled approximately $1,712,000 and $1,589,000 for the third quarter of 2006 and 2005, respectively.  On a year-to-date basis, these same warehousing and transportation costs were approximately $4,760,000 and $4,609,000 for 2006 and 2005, respectively.

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

2.       Multi-Employer Pension and Health Care Plans

The Company contributes to several multi-employer union pension and health care plans, administered by various trustees, in accordance with the provisions of various labor contracts.  Pension and health care costs are generally based on the number of straight-time hours worked and the rate per hour as stipulated in the Company’s various collective bargaining agreements.  The Company’s contributions to all union pension and health care plans totaled approximately $5,531,000 and $5,493,000 in the third quarter of 2006 and 2005, respectively.  Contributions were approximately $16,869,000 for the first nine months of 2006 compared to $16,502,000 in the same period of the prior year.

The Arden Group, Inc. 401(k) Retirement Savings Plan (Plan) covers all nonunion employees of the Company and its subsidiaries who have attained the age of 18 and have completed the applicable service requirement.  The Plan provides that, with certain limitations, an employee with at least one month of service may elect to contribute up to 100% of such employee’s annual compensation to the Plan up to a maximum of $15,000 in 2006 on a tax-deferred basis, in addition to catch up contributions up to a maximum of $5,000 for employees over the age of 50.  Employees are eligible to participate in the Company’s discretionary contributions beginning on January 1 or July 1 following the completion of one year of service.  The Company accrued approximately $230,000 and $191,000 towards this benefit for the third quarter of 2006 and 2005, respectively, and accrued approximately $682,000 and $628,000 during the first nine months of 2006 and 2005, respectively.

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

Stock-based compensation under the SARs program was previously subject to variable accounting in accordance with Financial Accounting Standards Board Interpretation No. (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” an interpretation of Accounting Principles Board Opinion No. (APB) 25, “Accounting for Stock Issued to Employees.”  Under FIN 28, compensation expense was recognized as the SARs vested using the graded–vesting method as specified by FIN 28.  In addition, changes in the market price of the Company’s Class A Common Stock impacted the recognition of SARs expense.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. (SFAS) 123(R) (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense based on the fair value of SARs.  The Company adopted SFAS 123(R) using the modified prospective transition method, and therefore prior period results have not been restated.  As of January 1, 2006, the cumulative effect of adopting SFAS 123(R) resulted in the recognition of $288,000 in compensation expense.  Compensation expense is recorded under DSG&A expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.

SFAS 123(R) requires the Company to remeasure the fair value of SARs each reporting period until the award is settled.  In addition, compensation expense must be recognized each reporting period for changes in fair value and vesting.  During the third quarter of 2006, the Company recorded $422,000 of compensation expense related to the increase in the fair value of SARs and additional vesting during the period.  On a year-to-date basis, the Company recognized compensation expense of $2,554,000 in addition to the $288,000 recorded as a result of the adoption of SFAS 123(R) as discussed above.  The total intrinsic value of SARs exercised during the third quarter and first nine months of 2006 was $716,000 and $1,262,000, respectively.  Intrinsic value represents the amount by which the fair value of SARs exceeds the exercise price.

For comparison purposes, the following table illustrates the effect on net income and net income per common share as if SFAS 123(R) had been applied to all outstanding SARs during the same period of the prior year:

	Thirteen	Thirty-Nine
	Weeks Ended	Weeks Ended
(In Thousands, Except Per Share Data)	October 1, 2005	October 1, 2005
Net income as reported	$4,859	$14,865

Add: Stock-based compensation expense (income) determined under FIN 28, net of related tax effects	36	(409)

Deduct: Total stock-based compensation (expense) income determined under SFAS 123(R), net of related tax effects	(91)	201

Pro forma net income	$4,804	$14,657

Net income per common share:

As reported	$1.44	$4.40
Pro forma	1.42	4.33

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

The assumptions used in the Black-Scholes option-pricing model as of fiscal 2005 year end and as of the nine months ended September 30, 2006 were as follows:

Dividend yield	.49% - 1.14%
Expected volatility	23.74% - 40.35%
Risk-free interest rate	4.23% - 4.981%
Expected average term	3.16 – 3.52 years

The following table summarizes information about the Company’s SARs activity during the first nine months of 2006:

			Non-Employee
	Employees		Directors
		Weighted		Weighted
	SARs	Average Price	SARs	Average Price

Outstanding as of 12/31/05	67,050	$56.72	60,000	$56.85

Exercised	21,050	$53.08	2,500	$28.00
Forfeited	1,750	$57.00	10,000	$78.43

Outstanding as of 9/30/06	44,250	$58.44	47,500	$53.83

Available for grant as of 9/30/06	N/A		N/A

The following table summarizes information about the Company’s SARs outstanding at September 30, 2006:

	SARs Outstanding			SARs Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

SARs - Employees
$ 40.50	5,000	1.9 years	$40.50	0	$40.50
$ 57.00	25,000	2.2 years	$57.00	4,500	$57.00
$ 57.00	9,250	2.8 years	$57.00	2,750	$57.00
$ 86.22	5,000	4.2 years	$86.22	0	$86.22
	44,250	2.5 years	$58.44	7,250	$57.00

SARs - Non-Employee Directors
$ 34.25	7,500	1.5 years	$34.25	5,000	$34.25
$ 57.50	40,000	2.3years	$57.50	20,000	$57.50
	47,500	2.2 years	$53.83	25,000	$52.85

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

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This interpretation, which is effective for fiscal years beginning after December 15, 2006, will not have an impact on the Company’s consolidated financial statements.

7.       Subsequent Events

On October 20, 2006, the Company paid a regular quarterly cash dividend of $0.25 per share on Class A Common Stock totaling approximately $807,000 to shareholders of record on September 29, 2006.

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

Results of Operations

Third Quarter Analysis

Net income in the third quarter of 2006 increased 19.0% to $5,780,000 compared to $4,859,000 during the third quarter of 2005.  Operating income increased 14.9% to $9,052,000 in the third quarter of 2006 compared to $7,880,000 in the same period of the prior year.

Same store sales from the Company’s 18 supermarkets (all of which are located in Southern California and were open in both periods presented) were $118,141,000 in the third quarter of 2006 representing an increase of 3.8% compared to sales of $113,855,000 in the third quarter of 2005.  The Company has experienced sales growth due in part to product pricing decisions and an increase in customer count.  The Company does not believe that inflation contributed significantly to the increase in sales.

The Company’s gross profit as a percent of sales was 45.8% in the third quarter of 2006 compared to 46.0% in the same period of 2005.  The Company includes product costs, net of discounts and allowances, and inbound freight charges in cost of goods sold.  Purchasing and receiving costs, inspection costs, internal transfer costs, warehousing and transportation costs are recorded as DSG&A expense.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since other entities may record purchasing, warehousing and distribution costs in cost of goods sold.

DSG&A expense as a percent of sales was 38.1% in the third quarter of 2006 compared to 39.0% in the same period of the prior year.  The Company experienced a decrease in labor and other related payroll expense as a percent of sales during the third quarter of 2006 compared to 2005.  In addition, the Company purchased a one-year fully insured guaranteed cost workers’ compensation insurance policy effective July 1, 2006 which limits the Company’s maximum exposure.  In 2005, the Company was primarily self-insured and recognized expense based on reported claims and an estimate of claims incurred but not reported.  Workers’ compensation expense in the third quarter of 2006 compared to the same period of the prior year is lower as the policy premium under the new guaranteed cost program is less than what was accrued in the prior year under the Company’s former self-insured plan.   The overall decrease in DSG&A was partially offset by higher SARs expense in the third quarter of 2006 compared to the same period of the prior year.  During the third quarter of 2006, the Company recognized approximately $422,000 in SARs compensation expense due to an increase in the fair value of SARs since the end of the previous quarter and the additional vesting of SARs.  During the third quarter of 2005, the Company recognized $62,000 of SARs compensation expense.

The Company contributes to several multi-employer union pension and health care plans.  Pension and health care costs are determined based on total straight-time hours worked and the rate per hour as stipulated in the Company’s various collective bargaining agreements.  The Company’s provision for all union pension and health care plans increased approximately 0.7% to $5,531,000 in the third quarter of 2006 compared to $5,493,000 in the third quarter of 2005 due to an increase in the average hourly pension contribution rate effective November 2005 partially offset by a decrease in the average hourly health and welfare contribution rate, as well as a decrease in the number of qualifying hours worked for both pension and health and welfare contributions.  The agreement covering the majority of the Company’s employees expires in March 2007.

In June 2003, in an effort to control substantially increasing workers’ compensation rates, the Company terminated its guaranteed cost workers’ compensation insurance coverage and purchased a high deductible workers’ compensation policy.  The Company has stop-loss coverage to limit its exposure on a per claim basis and is insured for covered costs in excess of per claim limits.  The Company has experienced good results to date under the high deductible program.  Effective July 2006, the Company purchased a one-year fully insured guaranteed cost workers’ compensation insurance policy at a favorable rate to replace the high deductible program for losses occurring after June 30, 2006.  The Company continues to maintain an accrual for claims incurred prior to July 2006 under the high deductible program which is based on both reported claims and an estimate of claims incurred but not reported.  While the Company devotes substantial time and commitment to maintaining a safe work environment, the ultimate cost of workers’ compensation is highly dependent upon legal and legislative trends, the inflation rate of health care costs and the Company’s ability to manage claims.

The Company has outstanding SARs that have been granted to non-employee directors and certain employees.  As discussed above, the Company adopted SFAS 123(R) effective January 1, 2006 using the modified prospective transition method, and therefore prior period results have not been restated.  During the third quarter of 2005, the Company recognized $62,000 of compensation expense due to additional vesting partially offset by a decrease in the market price of the Company’s Class A Common Stock.  The Company recorded $422,000 of compensation expense related to the increase in the fair value of SARs and additional vesting during the third quarter of 2006.  As of September 30, 2006, assuming no change in the SARs fair value, there was approximately $853,000 of total unrecognized compensation cost related to unvested SARs which is expected to be recognized over a weighted average period of 1.3 years.

Interest and dividend income was $731,000 in the third quarter of 2006 compared to $358,000 for the same period in 2005 due to increased cash levels and higher interest rates in 2006.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses from available-for-sale securities be included as a component of stockholders’ equity.  Unrealized gains on available-for-sale securities were $58,000 (net of income tax expense of $40,000) in the third quarter of 2006 compared to unrealized losses of $22,000 (net of income tax benefit of $14,000) in the third quarter of 2005.  As of September 30, 2006, net unrealized losses totaled

$234,000 compared to $293,000 as of December 31, 2005.  Management does not believe any of these losses are other-than-temporary.

During January and February 2006, the Company purchased an aggregate of 149,573 shares of its Class A Common Stock from unrelated third parties in private transactions which had the effect of reducing weighted average common shares outstanding and increasing basic and diluted net income per common share for the third quarter of 2006 as compared to the third quarter of 2005.

Since March 2003, sales at the Company’s Century City store have been negatively impacted by a road construction project in the vicinity of its store.  The project is currently near completion.  In addition, the Century City store has experienced a decline in sales due to a major construction project which began in March 2004 at the Century City Shopping Center, where the Gelson’s store is located.  Furthermore, the Company commenced a remodeling project in July 2005 at the store which is expected to be completed in late 2006.  The Company anticipates that sales will continue to be negatively impacted until all construction at or near the store is completed.

Year-To-Date Analysis

Net income in the first nine months of 2006 increased 5.4% to $15,661,000 compared to $14,865,000 during the first nine months of 2005.  Operating income increased 2.8% to $24,831,000 for the first nine months of 2006 compared to $24,161,000 in the prior year.

Comparable store sales from the Company’s 18 supermarkets (all of which are located in Southern California) were $355,308,000 in the first nine months of 2006 representing an increase of 2.6% compared to sales of $346,185,000 in the first nine months of 2005.  The Company has experienced sales growth due in part to product pricing decisions and an increase in customer count.  The Company does not believe that inflation contributed significantly to the increase in sales.

The Company’s gross profit as a percent of sales was 45.8% in the first nine months of 2006 compared to 45.6% in the same period of 2005.  The Company includes product costs, net of discounts and allowances, and inbound freight charges in cost of goods sold.  Purchasing and receiving costs, inspection costs, internal transfer costs, warehousing and transportation costs are recorded as DSG&A expense.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since other entities may record purchasing, warehousing and distribution costs in cost of goods sold.

DSG&A expense as a percent of sales was 38.8% in the first nine months of 2006 compared to 38.6% in the same period of 2005.  During the first nine months of 2006, the Company recognized approximately $2,842,000 in SARs compensation expense due to the implementation of SFAS 123(R) as discussed below, an increase in the fair value of SARs since fiscal 2005 year end and additional vesting of SARs.  During the first nine months of 2005, the Company reversed $689,000 of SARs compensation expense recognized in previous periods as a result of a reduction in the Company’s Class A Common Stock price during that period.  The Company recognized a decrease in labor and other related payroll expense as a percent of sales during the first nine months of 2006 compared to the same period of 2005 which partially offset the higher overall DSG&A expense incurred in 2006.

The Company has outstanding SARs that have been granted to certain employees and non-employee directors.  As discussed above, the Company adopted SFAS 123(R) effective January 1, 2006 using the modified prospective transition method, and therefore prior period results have not been restated.   During

the first nine months of 2005, the Company reversed $689,000 of compensation expense recognized in prior periods due to a reduction in the Company’s Class A Common Stock price during the period.  As of January 1, 2006, the cumulative effect of adopting SFAS 123(R) resulted in the recognition of $288,000 in compensation expense.  In addition, the Company recorded $2,554,000 of compensation expense related to the increase in the fair value of SARs and additional vesting during the first nine months of 2006.  As of September 30, 2006, assuming no change in the SARs fair value, there was approximately $853,000 of total unrecognized compensation cost related to unvested SARs which is expected to be recognized over a weighted average period of 1.3 years.

Interest and dividend income was $1,693,000 in the first nine months of 2006 compared to $1,035,000 for the same period in 2005 due to increased cash levels and higher interest rates in 2006.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses from available-for-sale securities be included as a component of stockholders’ equity.  Unrealized gains on available-for-sale securities were $59,000 (net of income tax expense of $40,000) in the first nine months of 2006 compared to unrealized losses of $241,000 (net of income tax benefit of $165,000) in the same period of 2005.

During January and February 2006, the Company purchased an aggregate of 149,573 shares of its Class A Common Stock from unrelated third parties in private transactions which had the effect of reducing weighted average common shares outstanding and increasing basic and diluted net income per common share for the first nine months of 2006 as compared to the first nine months of 2005.

CAPITAL EXPENDITURES/LIQUIDITY

The Company’s current cash position, including investments and net cash provided by operating activities, are the primary sources of funds available to meet the Company’s capital expenditure and liquidity requirements.  The Company’s cash position, including investments, at the end of the third quarter 2006 was $58,070,000.  During the thirty-nine weeks ended September 30, 2006, the Company generated approximately $19,341,000 of cash from operating activities compared to $25,958,000 in the same period of 2005.  The reduction in cash generated was primarily due to timing differences in the payment of estimated income taxes.

Cash not required for the immediate needs of the Company is temporarily invested in commercial paper and marketable securities.  Currently, all temporary investments are highly liquid.  The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.

The Company also has two revolving lines of credit totaling $23,000,000 available for standby letters of credit, funding operations and expansion.  There were no outstanding borrowings against either of the revolving lines as of September 30, 2006.  The Company currently maintains five standby letters of credit aggregating $12,469,000 pursuant to the Company’s lease requirements and general liability and workers’ compensation self-insurance programs.  The standby letters of credit reduce the available borrowings under its revolving lines.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of September 30, 2006:

	Contractual Cash Obligations (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

7% Subordinated Income Debentures Due September 2014 Including Interest	$1,916	$86	$172	$172	$1,486

Capital Lease Obligations Including Interest	303	260	43	0	0

Operating Leases	146,808	9,569	19,026	16,202	102,011

Total Contractual Cash Obligations (1)	$149,027	$9,915	$19,241	$16,374	$103,497

	Other Commercial Commitments (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Standby Letters of Credit (2)	$12,469	$12,469	$0	$0	$0

(1)          Other Contractual Obligations

The Company had the following other contractual cash obligations at September 30, 2006.  The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments are unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to general and auto liability claims, in addition to workers’ compensation claims which occurred prior to July 2006.  The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis. Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims.  The Company’s workers’ compensation and liability insurance reserves for reported claims and an estimate of claims incurred but not reported at September 30, 2006 totaled approximately $9,338,000.  For claims incurred after June 30, 2006, the Company is fully insured for workers’ compensation purposes under a guaranteed cost insurance policy.

Employment Agreement

The Company has an employment agreement with a key executive officer that provides for annual retirement compensation equal to 25% of his average base salary and bonus earned in the last three fiscal years prior to his retirement. The Company had accrued $2,971,000 under the terms of the employment agreement as of September 30, 2006.

Property, Plant and Equipment Purchases

As of September 30, 2006, management had authorized expenditures on incomplete projects for the purchase of property, plant and equipment which totaled approximately $735,000.  The Company has an ongoing program to remodel existing supermarkets and to add new stores.  During the first nine months of 2006, capital expenditures were $3,476,000.

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

In April 2003 and February 2006, the Company announced stock repurchase programs, authorized by the Board of Directors, to purchase from time to time up to 100,000 and 150,000 shares, respectively, of its Class A Common Stock in the open market or in private transactions.  The timing, volume and price of purchases are at the discretion of the management of the Company.  During the first nine months of 2006, the Company purchased and retired 149,573 shares of Class A Common Stock for an aggregate purchase price of approximately $12,481,000 in private transactions with unrelated parties.  After taking into account these purchases and purchases in prior years, up to 91,235 shares of Class A Common Stock remain authorized for purchase.

On October 20, 2006, the Company paid a regular quarterly cash dividend of $0.25 per share of Class A Common Stock totaling approximately $807,000 to shareholders of record on September 29, 2006.

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

A change in market prices exposes the Company to market risk related to its investments.  As of September 30, 2006, all investments were classified as available-for-sale securities and totaled $18,486,000.  A hypothetical 10% drop in the market value of these investments would result in a $1,849,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

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

Management, with the participation of the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ARDEN GROUP, INC.
Registrant

Date:	November 3, 2006	/s/LAURA J. NEUMANN
Laura J. Neumann
Director of Financial
Reporting and Compliance
(Authorized Signatory)