Form 10-K
period 2006-12-30
ARDEN GROUP INC
filed 2007-03-13
CIK 225051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

Commission file number  0-9904

ARDEN GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3163136
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2020 South Central Avenue, Compton, California	90220
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (310) 638-2842

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Class A Common Stock	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
(None)

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

☒

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

Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the Class A Common Stock last sold on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter was $116,146,484.

The number of shares outstanding of the registrant’s class of common stock as of March 2, 2007 was:

3,161,098 shares of Class A Common Stock

PART I

Item 1.                Business

General

The Registrant, Arden Group, Inc. (Company), is a holding company which conducts operations through its wholly-owned subsidiary, Arden-Mayfair, Inc. (Arden-Mayfair) and Arden-Mayfair’s wholly-owned subsidiary, Gelson’s Markets (Gelson’s) which operates supermarkets in Southern California.  The Company also owns certain real estate properties through its indirect wholly-owned subsidiary, Mayfair Realty, Inc.

Arden Group, Inc. is headquartered at 2020 South Central Avenue, Compton, California 90220 and its telephone number is (310) 638-2842.

Market Operations

As of December 30, 2006, Gelson’s operated 18 full-service supermarkets in Southern California, which carry both perishable and grocery products, 17 under the name “Gelson’s” and one under the name “Mayfair.”  Gelson’s and Mayfair are self-service cash-and-carry markets which offer a broad selection of local and national brands as well as a limited number of private label items.  Gelson’s targets the consumer who values superior customer service, merchandise, presentation and selection.

Store Formats and Business Strategy

Gelson’s business strategy is to offer a comfortable upscale shopping experience which is superior to its competitors in terms of customer service and merchandise quality, selection and presentation.  The goal of this strategy is to continue to develop and maintain Gelson’s loyal base of customers and appeal to potential new customers.  Central elements of this strategy are as follows:

Merchandise  The merchandise offerings in the markets are tailored in response to Gelson’s customer profile.  Gelson’s stores, which range in size from approximately 18,000 to 40,000 square feet, typically carry a wide range of items, including traditional grocery categories such as dry groceries, produce, meat, seafood, bakery, dairy, wine and liquor, floral, sushi, vitamins, health and natural food products, health and beauty aids and a selection of organic products.  Gelson’s perishables are premium products, which are rigorously maintained and culled as appropriate to assure quality and freshness.  Gelson’s merchandising emphasizes specialty items such as imported foods and unusual delicatessen items, and items found in service departments such as seafood, sit-down coffee areas, bakeries and service deli.  The Mayfair store offers a merchandise selection which is equal in quality to a Gelson’s but is generally less broad.

Service  Gelson’s emphasizes customer service by offering a variety of service departments including meat, seafood, delicatessen, floral, sushi and bakery departments.  All sushi and most bakery departments are operated by third parties.  Some Gelson’s stores include additional service departments such as fresh pizza, coffee bars, gelato bars and carving carts offering cooked meats.  Additionally, selected stores offer banking and pharmacy services through third parties.  Stores are staffed so that, even at peak times, customer checkout time is minimized.  In addition to checkers, there are personnel assigned to bagging and carrying out purchases.  All employees are encouraged to know customers by name and assist them whenever possible.  All stores offer a Company credit card to qualified customers in addition to the option of paying for their purchases with cash, checks or credit and debit cards.  Stores are typically open 14 to 17 hours per day, with hours of operation determined by local code, lease provisions or as appropriate for the business characteristics of each community.

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

Expansion and Store Development  Management regularly evaluates the feasibility of opening new stores in and outside its existing trade areas and remodeling existing stores in order to maximize the existing stores’ appeal to consumers and their profit potential.  In 2006, capital expenditures totaled $4,868,000, which included costs of approximately $1,027,000 related to the remodeling and expansion of the Century City store.

Advertising and Promotion  Gelson’s advertises in newspapers on a limited basis.  Direct advertising is very limited (primarily newsletters and direct mail) and is typically event rather than price oriented, emphasizing, for example, special holiday selections, specialty items, services, recipes and new products.  In addition, Gelson’s maintains a website at www.gelsons.com which allows customers to learn more about the Company and to read about food related topics that may be of interest to them.  The website also provides an opportunity for customers to request a newsletter, offer feedback and to place catering and holiday meal orders online.  The Company reevaluates its strategy regularly in an effort to identify the most effective means of attracting and retaining customers.

Competition

The retail grocery business is highly competitive.  Competition in the supermarket business is based upon price, merchandise variety and quality, service and location.  The number of stores, market share and brand awareness are also important competitive factors.  Gelson’s is in direct competition with numerous local outlets of regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson’s), independent grocery stores, convenience stores, specialty and gourmet markets and food and grocery departments in mass merchandise and club stores.  The stores of the national and regional chains are generally larger than Gelson’s stores which, in some cases, enables them to offer more products.  Competition also exists from other types of retailers with respect to particular products.  Gelson’s competes primarily by offering a combination of high-quality products and superior customer service.  The Company also believes that Gelson’s prime store locations and long-standing reputation add to its competitive strength.

Certain competitors of the Company offer home delivery, in-store banks and pharmacies in addition to their existing retail store operations.  The Company continues to monitor and evaluate opportunities for home delivery, but has elected not to do so at this time.  A few of the

Company’s stores offer in-store banks and pharmacies; most of the Company’s stores are not large enough for such additional facilities.

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

The bulk of all merchandise purchasing takes place at Gelson’s headquarters in Encino, California.  Approximately 47% of the purchases for 2006 were distributed through the central warehouse; the remainder was delivered directly to the stores from manufacturers, distributors or wholesalers.  The central purchasing and distribution operations are conducted based on electronic in-store ordering systems.  Stores can place and receive orders up to six days per week.  Perishables are ordered more frequently than other goods.

The largest supplier for the stores is Unified Western Grocers, Inc. (Unified) (formerly Certified Grocers), a grocery wholesale cooperative, which has been a supplier to the Company for approximately thirty-two years and which accounted for approximately 18% of Gelson’s purchases in fiscal 2006.  No other supplier accounts for more than 3% of Gelson’s purchases.  The Company believes that there would be a negative short-term impact if the Company were to lose Unified as a supplier for Gelson’s, but that such impact would likely be mitigated by a combination of events, which could include:  (i) purchasing certain items for direct store delivery, thereby freeing warehouse capacity to allow other items to be purchased through the warehouse and (ii) purchasing certain products through other wholesalers.  However, such a loss could have an adverse effect on the performance of Gelson’s.

Employees

Gelson’s had approximately 1,316 full-time and 1,052 part-time store, warehouse and office employees at December 30, 2006.  Most Gelson’s employees are covered by union collective bargaining agreements that establish rates of pay, benefits and procedures for the orderly settlement of disputes.  In general, these agreements have been negotiated on a local industry-wide basis.

The Company recently completed negotiating a new union contract for its Retail Clerks and Meatcutters with the United Food & Commercial Workers International Union (UFCW) to replace the contract which expired on March 5, 2007.  The new contract which expires March 5, 2010 discontinues the use of a two-tier wage structure and provides for, among other things, wage increases and modifications to the pension and health and welfare plans.  The Company contributes to multi-employer health care and pension plans for the UFCW, and therefore, the rates paid by all employers participating in the trust funds must be equal.  Consequently, the benefit contribution rates that the Company negotiated with the UFCW may change based on the outcome of the union’s negotiations with the three major grocery retailers.  The Company’s employees who are members of the UFCW voted to ratify the new contract in a vote held on February 21 and 23, 2007.

In addition to employees at Gelson’s, Arden-Mayfair had approximately 78 full-time and 3 part-time employees at its executive and headquarters offices at December 30, 2006, some of whom are covered by a collective bargaining agreement.

Governmental Regulation

Gelson’s is subject to regulation by a variety of governmental agencies, including the U.S. Food and Drug Administration, the California Department of Alcoholic Beverage Control, and state and local health departments.  The Company believes that Gelson’s and Mayfair store operations comply with federal, state and local health, environmental and other laws and regulations.  Although the Company cannot predict the effect of future laws or regulations on its operations, expenditures for continued compliance with current laws are not expected to have a material adverse impact on Gelson’s competitive position or the Company’s consolidated financial position, results of operations or cash flows.

Available Information

The Company does not have an internet website to make its filings with the Securities and Exchange Commission (SEC) available.  However, it will provide free of charge upon written request to Assistant Secretary, Arden Group, Inc., P.O. Box 512256, Los Angeles, California 90051-0256 paper copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the SEC.  This information is also available at www.sec.gov.  The reference to this website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

Item 1A.                 Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company.  Certain statements contained in this Item 1A, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, other parts of this report and other Company filings are forward-looking statements.  These statements discuss, among other things, future sales growth, operating results and financial condition.  Forward-looking statements reflect the Company’s current plans and expectations regarding important risk factors and are based on information currently known to the Company.

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

Competition in the Grocery Business

The retail grocery business is intensely competitive with respect to price, food quality and selection, service and location.  During the past several years, there has been a consolidation in the supermarket industry.  We are in direct competition with numerous local outlets of regional and national supermarket chains, independent grocery stores, convenience stores, specialty and gourmet markets and food and grocery departments in mass merchandise and club stores.   There are a number of well established competitors with substantially greater financial, marketing, personnel and other resources than ours, some of which are also nonunion.  We frequently face the opening of a new or remodeled competitor’s store in our trade area.  Competition also requires us to periodically remodel our existing stores, at ever-increasing costs, in order to maintain their appeal.  An inability to successfully compete with other grocery retailers in our trade areas could prevent us from increasing or sustaining our revenues and profitability.

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

Availability and Retention of Retail Space

We currently lease the majority of our store locations. Typically, our supermarket leases have initial 20-year lease terms and may include options for up to an additional 20 years.  The average term remaining on our supermarket leases, including renewal options, is approximately 21 years.

Our revenues and profitability would be negatively impacted if we are unable to renew these leases at reasonable rates.

Our continued growth depends to a significant degree on our ability to open or acquire new stores in existing and new trade areas and to operate these stores successfully.  Our expansion strategy is dependent on finding suitable locations, and we face intense competition from other retailers for such sites.  We may not be able to find suitable locations that meet our demographic requirements at a reasonable cost.

The Ability of our Vendors to Supply Products and Services in a Timely Manner

Our business is dependent on our ability to purchase products from a large wholesaler and numerous smaller vendors in a timely manner and at competitive prices.  The largest supplier for our stores is Unified, a grocery wholesale cooperative, which has provided product for our stores for thirty-two years.  We currently procure approximately 18% of our product from Unified.  Any disruption in the business of Unified or any of our other principal suppliers could negatively impact our sales and profitability.  Even where we have access to alternative sources of supply, the failure of a supplier to meet our demands may temporarily disrupt store level merchandise selection.

Ability to Control  Insurance Coverage Costs and Claims Experience

We use a combination of insurance and self-insurance plans to provide for coverage associated with losses related to workers’ compensation, general and auto liability, property damage, directors and officers liability, fiduciary, employment practices liability, business interruption, crime, earthquake and health care.  If insurance costs increase, it could have a negative impact on our profitability if we are not able to offset the effect of such increases with plan modifications, cost control measures, sales increases or by improving our operating efficiency.

We are self-insured for general and auto liability and, in some prior years, for workers’ compensation as well.  We have stop-loss insurance coverage to limit our exposure on a per claim basis and are insured for covered costs in excess of per claim limits.  The Company devotes substantial time and effort to maintaining a safe environment in our stores, warehouse and offices.  However, the cost of both insured and self-insured plans is highly dependent upon legal and legislative trends, the inflation rate of premiums and our ability to manage claims.

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

Impact of Local Projects in the Vicinity of our Supermarkets

From time to time, local events or projects take place in the vicinity of our stores that may have a negative impact on our sales and profitability.  Major road construction on Santa Monica Boulevard near our Century City store began in March 2003 and was completed during the fourth quarter of 2006.  At times during the project, construction occured directly in front of, or very close to, the shopping center in which our store is located.  This construction, together with a major remodel of the shopping center, resulted in a significant decline in sales and profitability for the store.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

New Labor Contracts and Labor Stoppages

The majority of our employees belong to unions with which we have signed labor agreements which establish rates of pay, benefits and procedures for the orderly settlement of disputes.  In order to continue to attract and retain quality personnel, we may accept terms that increase our operating costs, which in turn, may negatively impact our profitability.  If contract negotiations are not successful, the union could vote to strike our stores, distribution center and offices.

The Company recently completed negotiations with the UFCW to renew the contract covering the majority of our employees which expired on March 5, 2007.  The new contract discontinues the use of a two-tier wage structure and provides for, among other things, wage increases and modifications to the pension and health and welfare plans.  Our new contract expires March 5, 2010.

The UFCW has not yet reached an agreement with the three largest grocery retailers in the Company’s trade area.  Their current agreement expires March 5, 2007.  If the UFCW is unable to negotiate a new contract with these grocery companies, the union could vote to strike one or more of them.  The decision to strike one or more of our competitors could result in a temporary increase in sales and labor and related costs similar to what the Company experienced during the 2003-2004 labor dispute.  If the UFCW reaches an agreement with the other participating employers in our trade area under terms that are more favorable to the employers than those agreed to by Gelson’s, this could affect our ability to compete with grocery retailers whose labor costs are less than our own.  In addition, if the three major grocery retailers in our trade area agree to the wage rates that Gelson’s has negotiated under its new contract with the UFCW, then Gelson’s has agreed to further increase its hourly wage rate for experienced level employees by an additional $.05 per hour in the second and third years of the new contract.  The elimination of the two-tier wage structure and increases in wage and benefit costs provided under the new contract could negatively impact the Company’s profitability unless it is able to offset the increased costs through a combination of sales growth, increased prices, management of labor hours and cost savings in other areas.  The Company contributes to multi-employer health care and pension plans for the UFCW, and therefore, the rates paid by all employers participating in the trust funds must be equal.  Consequently, the benefit contribution rates that the Company negotiated with the UFCW may change based on the outcome of the union’s negotiations with the three major grocery retailers.

Retention of Key Personnel

Our success is dependent on our key employees.  We must continue to attract, retain and motivate a sufficient number of qualified management and operating personnel including the replacement of senior management upon retirement.  Individuals of this caliber are historically in short supply and this shortage may limit our ability to hire and retain qualified personnel, and thus, may hinder our ability to operate effectively.

Stock Price Volatility

The market price of our Class A Common Stock (Class A) could be subject to significant fluctuation in response to various market factors and events including general economic and market conditions, variations in our earnings results, publicity regarding us and our competitors and the grocery business in general.  The stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. Furthermore, there is not a significant volume of trading in our Class A which subjects our stock price to a higher level of volatility and may adversely impact the liquidity of the stock.  Under the new congressionally mandated diversification requirements, stock currently held for the benefit of participants in the Company’s Stock Bonus Plan could be sold which may have a negative effect on the price of Class A.  Fluctuations in our Class A price also impact compensation expense as it relates to our outstanding stock appreciation rights (SARs).  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

Item 1B.              Unresolved Staff Comments

None.

Item 2.                Properties

In November 2006, the Company formed a new indirect wholly-owned subsidiary called Mayfair Realty, Inc. (Mayfair Realty).  At the end of fiscal 2006, all real estate owned by the Company or Arden-Mayfair was transferred to Mayfair Realty.

Mayfair Realty currently owns two freestanding Gelson’s supermarket properties and a shopping center in which a Gelson’s Market is located.  The shopping center owned by Mayfair Realty, located in Calabasas, California, consists of approximately 58,000 leasable square feet, approximately 18,000 square feet of which is leased to multiple tenants and approximately 40,000 square feet of which is leased to Gelson’s.  Fifteen supermarkets and the warehouse and distribution facilities which service the markets are leased from third parties.  Gelson’s corporate offices in Encino, California and the Company’s executive office in Beverly Hills are also leased.  Typically, supermarkets have initial 20-year lease terms and may include options for up to an additional 20 years.  These leases often require the payment of percentage rent on sales in excess of certain levels in addition to minimum rent.  The average term remaining on the supermarket leases, including renewal options, is approximately 21 years.  The 18 markets range in size from approximately 18,000 to 40,000 square feet.  Gelson’s warehouse, distribution and truck service facilities in the City of Commerce, California are leased and contain approximately 131,000 square feet.  The term of the lease, including renewal options, expires in January 2021.  The

Company exercised its right to terminate the lease for its Pasadena store in the Spring of 2005, but the lease was reinstated by mutual agreement on different terms in April 2005.

Mayfair Realty owns a 30,000 square foot office building in Compton, California which serves as the Company’s headquarters and a parcel of unimproved land in Rubidoux, California.  The Company also owns (through Mayfair Realty) or leases several parcels adjacent to, or near, four of its stores which are used for additional parking.  In addition, AMG Holdings, Inc. (AMG Holdings), a wholly-owned subsidiary of Arden-Mayfair, leases a 62,000 square foot building in Los Angeles consisting of office and warehouse space, which is entirely subleased until the lease on the property expires in 2012.

Item 3.                Legal Proceedings

The Company and certain of its subsidiaries are involved in a number of pending legal and/or administrative proceedings.  Such proceedings are not expected individually or in the aggregate to have a material adverse impact upon either the Company’s consolidated financial position, results of operations or cash flows.  See the discussion of Commitments and Contingent Liabilities in Note 16 of Notes to Consolidated Financial Statements.

Item 4.                Submission of Matters to a Vote of Security Holders

There was no matter submitted during the fourth quarter of fiscal year 2006 to a vote of the security holders of the Registrant.

PART II

Item 5.                                                 Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)                                  The Company’s Class A is traded in the NASDAQ Global Market System under the symbol ARDNA.  During the past two years, the range of high and low sales prices (not including markups, markdowns or commissions) for each quarterly period was, according to NASDAQ, the following:

	2006		2005
	High	Low	High	Low

1st Quarter	$93.50	$82.00	$102.62	$66.29
2nd Quarter	114.85	89.76	83.00	63.40
3rd Quarter	120.10	96.10	93.45	72.05
4th Quarter	141.03	113.50	92.45	72.20

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

(b)                                 As of December 30, 2006, there were 963 holders of record of the Company’s Class A, with aggregate holdings of 3,161,098 shares of Class A.  This does not include 1,357,200 shares of the Company’s Class A owned by AMG Holdings, a wholly-owned second-tier subsidiary of the Company.

(c)                                  In August 2003, the Company established a regular quarterly dividend of 25 cents per share of Class A and 22.5 cents per share of Class B.  No dividends were paid on either Class A or Class B during any period presented prior to August 2003.  Cash or property dividends on Class B were restricted to an amount equal to 90% of any dividend paid on Class A.  For fiscal years 2006 and 2005, the regular quarterly dividend was paid only to Class A, as all Class B had been converted as discussed above.  The Company anticipates payment of comparable Class A quarterly dividends in future quarters.

On October 25, 2004, the Board of Directors of the Company declared a special dividend in the amount of $20 per share on its outstanding Class A and $18 per share on its outstanding Class B payable on December 16, 2004 to shareholders of record on November 15, 2004.  As a result of the conversion on November 10, 2004 of Class B to Class A, the dividend was paid on Class A only.  The aggregate amount of the special dividend was approximately $67,665,000.

The following table sets forth certain information with respect to purchases by the Company of Class A during the quarter ended December 30, 2006:

Issuer Purchases of Equity Securities (1)

	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of	Average Price	Purchased as Part of	Units) that May Yet
	Shares (or Units)	Paid per Share	Publicly Announced	Be Purchased Under
Period	Purchased	(or Unit)	Plans or Programs	the Plans or Programs
October 1 - October 28	0	$0.00	0	91,235
October 29 - November 25	0	0.00	0	91,235
November 26 - December 30	68,331	110.00	68,331	22,904
Total	68,331	$110.00	68,331	22,904

(1)                                  In April 2003 and February 2006, the Company announced a stock repurchase program authorized by the Board of Directors, to purchase up to 100,000 and 150,000 shares of its Class A, respectively, in the open market or in private transactions.  The timing, volume and price of purchases are at the discretion of the management of the Company.

Item 6.                Selected Financial Data

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

(In Thousands, Except Share and Per Share Data)

	2006	2005	2004	2003	2002
Operations For The Year:
Sales (1)	$482,737	$470,354	$502,898	$486,378	$398,231
Gross profit (2)	186,336	180,423	192,316	181,957	144,448
Operating income (3)	36,680	31,816	34,579	25,458	21,644
Other income (expense), net	2,439	1,606	3,591	2,446	1,644
Income tax provision	15,895	13,571	15,498	11,323	9,356
Net income	$23,224	$19,851	$22,672	$16,581	$13,932
Net income per common share:
Basic – Class A Common Stock	$7.16	$5.87	$7.00	$5.11	$4.33
Basic – Class B Common Stock	N/A	N/A	6.13	4.60	3.90
Diluted	7.16	5.87	6.70	4.90	4.14

Financial Position At Year-End:
Total assets (1)	$145,601	$147,027	$122,135	$186,972	$138,971
Working capital	41,942	41,304	23,883	75,185	48,892
Long-term debt	1,228	1,453	1,764	2,038	2,283
Stockholders’ equity	82,294	82,320	66,576	115,000	99,027
Capital expenditures	4,868	6,390	12,641	5,752	4,023

Other Operating and Financial Data:
Number of stores at end of fiscal year	18	18	18	18	18
Sales increase (decrease) (1) (4):
Total stores	2.6%	(6.6%)	3.4%	22.3%	2.5%
Same stores	2.6%	(6.6%)	3.4%	22.3%	0.8%

Depreciation and amortization	$7,097	$7,401	$6,990	$8,126	$8,139

Dividends declared per common share:
Class A Common Stock	$1.00	$1.00	$1.00	$.50
Class B Common Stock	N/A	N/A	$.675	$.45

Special dividend declared per Class A
Common Stock share			$20.00

Weighted average common shares
outstanding:
Basic – Class A Common Stock	3,241,805	3,381,051	2,217,675	2,015,859	1,991,230
Basic – Class B Common Stock	N/A	N/A	1,164,977	1,363,584	1,363,790
Diluted	3,241,805	3,381,051	3,382,652	3,380,524	3,365,961

All years are 52 weeks except 2003 which is 53 weeks.

(1)                The Company’s results of operations and financial position reflect, to some extent, the impact of a labor dispute in the Company’s trade areas in 2003 and 2004.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

(2)                Gross profit for years prior to 2006 reflects a reclassification of distribution, purchasing, advertising and occupancy costs from selling, general and administrative expense to cost of sales.  The Company retroactively reclassified approximately $33,942, $33,097, $33,763 and $32,277 (stated in thousands) from selling, general and administrative expense to cost of sales for 2005, 2004, 2003 and 2002, respectively.  See Note 1 of Notes to Consolidated Financial Statements for further information.

(3)                Fiscal 2003 operating income includes a $4,311 (stated in thousands) charge for impairment on long-lived assets related to leasehold improvements and equipment at the Pasadena store.

(4)                Same store sales increases are calculated by comparing year-over-year sales for stores that were open in both years.  If a store was not open for the entire year in both years being compared, then the store is not included in the same store analysis.  No stores were closed during any of the periods presented.  Fiscal 2003 was a 53-week year.  No adjustment was made to remove the additional week for comparison purposes.  Store sales used to calculate sales increases, above, do not include revenue from leases, subleases, licensing arrangements and finance charges, and therefore, may not agree to total year-over-year sales increases as disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.                                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company.  Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, other parts of this report and other Company filings are forward-looking statements.  These statements discuss, among other things, future sales growth, operating results and financial condition.  Forward-looking statements reflect the Company’s current plans and expectations regarding important risk factors and are based on information currently available to us.  The Company cautions readers that any forward-looking statements contained in this report or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors.  The Company does not undertake any obligation to update forward-looking statements.

Results of Operations

The results of operations for fiscal 2004 reflect the pervasive impact of a labor dispute in the Company’s trade area that commenced October 11, 2003 and concluded February 29, 2004.  The collective bargaining agreement covering the majority of the Company’s employees, as well as other participating employers in Southern California, expired on October 5, 2003.  On October 11, 2003, the UFCW declared a strike against Vons and in turn, Albertsons and Ralphs locked out their UFCW employees.  The labor dispute ended on February 29, 2004 when the UFCW announced that employees of these three major grocery retailers had ratified a new contract which included a two-tier wage and benefit structure.  Prior to the labor dispute, the Company had agreed with the UFCW to continue operating under a contract extension and to be bound by all modifications regarding trust funds and hourly wage rates as negotiated between the UFCW and the three major grocery retailers.  In return, the UFCW agreed not to strike the Company and Gelson’s remained open.  In a vote held on March 24-25, 2004, employees of the Company who were members of the UFCW, ratified a new labor contract on terms similar to those reached by the three major grocery retailers and covering the period through March 5, 2007.

The labor dispute resulted in a temporary shift in consumer shopping patterns and a significant increase in the Company’s sales and operating income during the fourth quarter of 2003 and the first quarter of 2004.  Since the conclusion of the labor dispute, customers have returned to their previous shopping patterns.  However, the Company successfully retained some of the incremental sales from new shoppers who experienced the Gelson’s format and service during the labor dispute.

In February 2007, the Company completed negotiation of a new union contract with the UFCW to replace the contract which expired on March 5, 2007.  The new contract eliminates the two-tier wage structure and provides for, among other things, wage increases and modifications to the pension and health and welfare plans.  The Company’s employees who are members of the UFCW voted to ratify the new contract in a vote held on February 21 and 23, 2007.  The new contract expires March 5, 2010.  The Company contributes to multi-employer health care and pension plans for the UFCW, and therefore, the rates paid by all employers participating in the trust funds must be equal.  The UFCW has not yet reached an agreement with the three major participating supermarket chains in the Company’s trade area.  Consequently, the benefit contribution rates that the Company negotiated with the UFCW may change based on the outcome of the union’s negotiations with the three major grocery retailers.

If the UFCW reaches a wage agreement with the other participating employers in our trade area under terms that are more favorable to the employers than those agreed to by Gelson’s, this could affect our ability to compete with grocery retailers whose labor costs are less than our own.  In addition, if the three major grocery retailers in our trade area agree to the wage rates that Gelson’s has negotiated under its new contract with the UFCW, then Gelson’s has agreed to further increase its hourly wage rate for experienced level employees by an additional $.05 per hour in the second and third years of the new contract.  The elimination of the two-tier wage structure and increases in wage and benefit costs provided under the new contract could negatively impact the Company’s profitability unless it is able to offset the increased costs through a combination of sales growth, increased prices, management of labor hours and cost savings in other areas.

2006 Compared to 2005

Net income in 2006 increased 17.0% to $23,224,000 compared to $19,851,000 during 2005.  Operating income increased 15.3% to $36,680,000 in 2006 compared to $31,816,000 in 2005.

Sales from the Company’s 18 supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $482,737,000 in 2006.  This represents an overall and same store increase of 2.6% from 2005, when sales were $470,354,000.  The Company has experienced sales growth due to product pricing decisions (to some extent resulting from product cost increases) and an increase in customer count.

The Company’s gross profit as a percent of sales was 38.6% in 2006 compared to 38.4% in 2005. The Company includes product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs in cost of sales, thereby reducing gross profit by these amounts.  As discussed under Note 1 to the Consolidated Financial Statements, the gross profit percentage for 2005 has been revised to reflect the reclassification of certain costs previously recorded under selling, general and administrative (SG&A) expense to cost of sales.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 31.0% in 2006 compared to 31.6% in 2005.  The Company experienced a decrease in labor and other related payroll expense as a percent of sales during 2006 compared to 2005 primarily due to increased sales dollars which did not require a similar increase in labor hours.  In addition, the Company purchased a one-year fully insured guaranteed cost workers’ compensation insurance policy effective July 1, 2006 which limits the Company’s maximum exposure.  In 2005, the Company was primarily self-insured and recognized expense based on reported claims and an estimate of claims incurred but not reported.  Workers’ compensation expense in the second half of 2006 compared to the same period of the prior year is lower as the policy premium under the new guaranteed cost program is less than what was accrued in the prior year under the Company’s former self-insured plan.   The overall

decrease in SG&A expense was partially offset by higher SARs expense in 2006 compared to the prior year.  During 2006, the Company recognized approximately $3,671,000 in SARs compensation expense due to an increase in the fair value of SARs since the end of the previous year, the additional vesting of SARs and the adoption of Statement of Financial Accounting Standards No. (SFAS) 123(R) (revised 2004), “Share-Based Payment,” as discussed below.  In 2005, the Company recognized $946,000 of SARs compensation expense.

The Company contributes to several multi-employer union pension and health care plans.  Pension and health care payments are determined based on straight-time hours worked and the contribution rate as stipulated in the Company’s various collective bargaining agreements.  The Company recognized union pension expense of $6,801,000 in 2006 compared to $6,241,000 in 2005.  Higher pension costs in 2006 resulted from an increase in the average hourly pension contribution rate.  Union health care expense was $15,231,000 in 2006 compared to $16,047,000 in 2005.  Health care costs decreased due to a reduction in the average hourly contribution rate and the number of hours eligible for contributions.

In June 2003, in an effort to control substantially increasing workers’ compensation rates, the Company terminated its guaranteed cost workers’ compensation insurance coverage and purchased a high deductible workers’ compensation policy.  The Company had stop-loss coverage to limit its exposure on a per claim basis and was insured for covered costs in excess of per claim limits.  The Company experienced good results under the high deductible program.  Effective July 2006, the Company purchased a one-year fully insured guaranteed cost workers’ compensation insurance policy at a favorable rate for losses occurring after June 30, 2006.  This replaced the high deductible program for workers’ compensation.  The Company continues to maintain an accrual for claims incurred prior to July 2006 under the high deductible program which is based on both reported claims and an estimate of claims incurred but not reported.  While the Company devotes substantial time and commitment to maintaining a safe work environment, the ultimate cost of workers’ compensation is highly dependent upon legal and legislative trends, the inflation rate of health care costs and the Company’s ability to manage claims.

The Company is also primarily self-insured for losses related to general and auto liability claims for up to $250,000 and $100,000 per claim, respectively.  The Company has insurance for claims in excess of these amounts.  Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion, recorded reserves for general and auto liability claims and workers’ compensation are adequate to cover the future payment of claims.

In addition to high deductible coverage for workers’ compensation and general and auto liability claims, the Company also carries property, business interruption, fiduciary, directors and officers, crime, earthquake, special event and employment practices liability insurance.  Management believes, based on recent and past experience, that current insurance coverage meets the reasonable requirements of the Company.

Stock-based compensation under the SARs program was previously subject to variable accounting in accordance with Financial Accounting Standards Board Interpretation No. (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” an interpretation of Accounting Principles Board Opinion No. (APB) 25, “Accounting for

Stock Issued to Employees.”  Under FIN 28, compensation expense was recognized as the SARs vested using the graded-vesting method as specified by FIN 28.  In addition, changes in the market price of the Company’s Class A impacted the recognition of SARs expense.  In 2005, the Company recorded compensation expense related to SARs of $946,000.

Effective January 1, 2006, the Company adopted SFAS 123(R) (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense based on the fair value of SARs.  The Company adopted SFAS 123(R) using the modified prospective transition method, and therefore prior period results have not been restated.  As of January 1, 2006, the cumulative effect of adopting SFAS 123(R) resulted in the recognition of $288,000 in compensation expense.  Compensation expense is recorded under SG&A expense on the Consolidated Statements of Operations and Comprehensive Income.

SFAS 123(R) requires the Company to remeasure the fair value of SARs each reporting period until the award is settled.  Compensation expense must be recognized each reporting period for changes in fair value and vesting.  During 2006, the Company recorded $3,383,000 of compensation expense related to the increase in the fair value of SARs and additional vesting during the period, in addition to the $288,000 recorded as a result of the adoption of SFAS 123(R) as discussed above.  As of December 30, 2006, assuming no change in the SARs fair value, there was approximately $667,000 of total unrecognized compensation cost related to unvested SARs which is expected to be recognized over a weighted average period of 1.1 years.  The total intrinsic value of SARs exercised during 2006 was approximately $1,305,000.  Intrinsic value represents the amount by which the fair value of SARs exceeds the exercise price.

During 2006, the Company procured approximately 18% of its product through Unified, a grocery wholesale cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits and credit in order to purchase product from the cooperative.  As of December 30, 2006, the Company had approximately $1,933,000 on deposit with Unified, in addition to approximately $503,000 related to ownership of equity shares in Unified.  In 2006 and 2005, the Company recorded approximately $323,000 and $451,000, respectively, in patronage dividend income received in the form of cash and Unified equity shares as a reduction of cost of sales.

Interest and dividend income was $2,560,000 in 2006 compared to $1,722,000 for 2005 primarily due to higher interest rates and higher average cash levels in 2006.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses from available-for-sale securities be included as a component of stockholders’ equity.  Unrealized losses on investments were $39,000 (net of income tax benefit of $28,000) in 2006 compared to unrealized losses of $392,000 (net of income tax benefit of $269,000) in 2005.  Management does not believe any of these losses are other-than-temporary.

Since March 2003, sales at the Company’s Century City store have been negatively impacted by a road construction project in the vicinity of the store.  The project was completed during the fourth quarter of 2006.  The Century City store has also experienced a decline in sales due to a major construction project which began in March 2004 at the Century City Shopping Center, where the Gelson’s store is located.  Furthermore, the Company commenced a remodeling project in July 2005 at the store which is now substantially completed.

During 2006, the Company purchased 217,904 shares of Class A in unsolicited private transactions with unrelated parties for an aggregate purchase price of approximately $19,999,000.  As a result of the 2006 purchases of Class A shares, the weighted average shares outstanding of Class A used in computing net income per common share was 3,241,805 in 2006 as compared to 3,381,051 in 2005 which had the effect of increasing net income per common share on a comparative basis.

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

The Company’s gross profit as a percent of sales was 38.4% in 2005 compared to 38.2% in 2004 primarily due to a combination of cost reductions and product pricing decisions.  The Company includes product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs in cost of sales, thereby reducing gross profit by these amounts.  The gross profit percentages for 2005 and 2004 have been revised to reflect the reclassification of certain costs previously recorded under SG&A expense to cost of sales as discussed under Note 1 to the Consolidated Financial Statements.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 31.6% in 2005 compared to 31.4% in 2004.  During the labor dispute, the Company achieved significant economies of scale from incremental sales.  SG&A expense as a percent of sales has increased since the conclusion of the labor dispute; however, the Company has succeeded in retaining some of the economies of scale due to the sales retained compared to pre-strike periods.  These economies were partially offset by approximately $2,200,000 of bonus expense recognized and paid in the first half of 2004 to the Company’s UFCW employees and higher compensation expense in 2004 related to the Company’s SARs program.  During 2005, the Company recognized $946,000 of SARs compensation expense compared to $3,658,000 in 2004 due to a reduction in the Company’s Class A price at the end of fiscal 2005 compared to the end of the previous year.

The Company contributes to several multi-employer union pension and health care plans.  Pension and health care payments are determined based on straight-time hours worked and the contribution rate as stipulated in the Company’s various collective bargaining agreements.  The Company recognized union pension expense of $6,241,000 in 2005 compared to $6,064,000 in 2004.  Higher pension costs in 2005 resulted from an increase in the average hourly pension contribution rate.  However, the increase was partially offset by a reduction in the number of labor hours worked as sales volumes declined in 2005 compared to 2004.  Union health care expense was $16,047,000 in 2005 compared to $16,977,000 in 2004.  Health care costs decreased due to the reduction in the number of labor hours worked as discussed above.

For a discussion of workers’ compensation, general and auto liability and other types of insurance coverage, see the discussion under the heading “2006 Compared to 2005” presented above.

During 2005 and 2004, stock-based compensation, under the SARs program, was subject to variable accounting in accordance with FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”  For the fiscal year ended December 31, 2005, SARs compensation expense was $946,000 compared to $3,658,000 in fiscal 2004.  The decrease in compensation expense was due to a decrease in the Company’s Class A price during 2005 partially offset by the additional vesting of SARs.

During 2005, the Company procured approximately 18% of its product through Unified, a grocery wholesale cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits and credit in order to purchase product from the cooperative.  As of December 31, 2005, the Company had approximately $1,730,000 on deposit with Unified, in addition to approximately $420,000 related to ownership of equity shares in Unified.  In 2005 and 2004, the Company recorded approximately $451,000 and $569,000, respectively, in patronage dividend income received in the form of cash and Unified equity shares as a reduction of cost of sales.

Interest and dividend income was $1,722,000 in 2005 compared to $1,986,000 for 2004 primarily due to lower cash levels in 2005 partially offset by higher interest rates.  Cash available for investment was substantially lower in fiscal 2005 as a result of a special dividend of approximately $67,665,000 paid on December 16, 2004.

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

Liquidity and Capital Resources

The Company’s current cash position, including investments and net cash provided by operating activities, are the primary sources of funds available to meet the Company’s capital expenditure and liquidity requirements.  The Company’s cash position, including investments, at December 30, 2006 was $55,509,000.  Cash not required for the immediate needs of the Company is temporarily invested in commercial paper and marketable securities.  Currently, all temporary investments are highly liquid.  The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.

The Company also has two revolving lines of credit totaling $23,000,000 available for standby letters of credit, funding operations and expansion.  There were no outstanding borrowings against either of the revolving lines as of December 30, 2006.  The Company currently maintains five standby letters of credit aggregating $12,469,000 pursuant to the Company’s lease requirements and general and auto liability and workers’ compensation self-insurance programs.  The standby letters of credit reduce the available borrowings under its revolving lines.

The Company’s working capital was $41,942,000 at December 30, 2006 compared to $41,304,000 at December 31, 2005.  Net cash provided by operating activities totaled $26,720,000.  Cash flows from operating activities resulted primarily from net income plus non-cash expenses and changes in working capital.

Net cash used in investing activities was $2,729,000 in 2006.  Investing activities included capital expenditures of $4,868,000 partially offset by the purchase and sale of investments which resulted in a net cash inflow of $1,924,000.  Net cash used in financing activities was $23,487,000 in 2006 which included payments to buy back shares of the Company’s Class A of $19,999,000, cash dividend payments of $3,267,000 and principal payments on capital lease obligations of $221,000.

The Company’s current ratio was 1.89 at December 30, 2006 compared to 1.87 at December 31, 2005.  The Company’s total liabilities to equity ratio decreased to .77 at December 30, 2006 from .79 at December 31, 2005.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of December 30, 2006:

	Contractual Cash Obligations (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
7% Subordinated Income Debentures Due September 2014 Including Interest	$1,916	$86	$172	$172	$1,486

Capital Lease Obligations Including Interest	238	238	0	0	0

Operating Leases	144,446	9,640	18,893	17,544	98,369

Total Contractual Cash Obligations (1)	$146,600	$9,964	$19,065	$17,716	$99,855

	Other Commercial Commitments (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Standby Letters of Credit (2)	$12,469	$12,469	$0	$0	$0

(1)          Other Contractual Cash Obligations

The Company had the following other contractual cash obligations at December 30, 2006.  The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments is unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to general and auto liability claims and for all open years prior to July 1, 2006 for workers’ compensation.  The Company purchased a one-year fully insured guaranteed cost workers’ compensation insurance policy for losses occurring after June 30, 2006.  This policy replaced the high deductible program for workers’ compensation.  The Company maintains stop-loss insurance coverage to limit its loss exposure on a per claim basis. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis. Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims.  The Company’s liability reserve for unpaid and incurred but not reported claims at December 30, 2006 was approximately $8,247,000.

Employment Agreement

The Company has an employment agreement with a key executive officer that provides for annual retirement compensation equal to 25% of his average base salary and bonus earned in the last three fiscal years prior to his retirement. The Company had accrued $2,211,000 under the terms of the employment agreement as of December 30, 2006.

Property, Plant and Equipment Purchases

As of December 30, 2006, management had authorized expenditures on incomplete projects for the purchase of property, plant and equipment which totaled approximately $338,000.  The Company has an ongoing program to remodel existing supermarkets and to add new stores.  During 2006, total capital expenditures were $4,868,000.

(2)          Standby Letters of Credit

All of the Company’s letters of credit renew automatically each year unless the issuer notifies the Company otherwise.  The amount of each letter of credit held pursuant to the Company’s workers’ compensation and general and auto liability insurance programs will be adjusted annually based upon the outstanding claim reserves as of the renewal date.  Each letter of credit obligation related to insurance will cease when all claims for the particular policy year are closed or the Company negotiates a release.

In April 2003, the Company announced a stock repurchase program, authorized by the Board of Directors, to purchase from time to time up to 100,000 shares of its Class A in the open market or in private transactions.  The timing, volume and price of purchases are at the discretion of the management of the Company.  In February 2006, the Company’s Board of Directors authorized the purchase of up to an additional 150,000 shares of Class A.  During 2006 and 2005, the Company purchased 217,904 and 4,250 shares of Class A, respectively, in unsolicited private transactions with unrelated parties for an aggregate purchase price of approximately $19,999,000 and $334,000, respectively.  The remaining number of shares authorized for purchase as of December 30, 2006 was 22,904.

During 2006 and 2005, the Company paid quarterly dividends of 25 cents per share of Class A for a total of approximately $3,267,000 and $3,382,000, respectively.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities.  Management has established accounting policies that they believe are appropriate in order to reflect the accurate reporting of the Company’s operating results, financial position and cash flows.  The Company applies these accounting policies in a consistent manner.  Management bases their estimates on historical experience, current and expected economic conditions and various other factors that management believes to be reasonable under the circumstances.  These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  The Company reevaluates these significant factors and makes adjustments where facts and circumstances dictate.  Future events and their effects cannot be determined with absolute certainty, and therefore actual results may differ from estimates.

Management believes that the following accounting policies are the most critical in the preparation of the Company’s financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

Inventories

Supermarket nonperishable inventories are recorded using the retail method and are stated at the lower of cost or market, with cost determined using the last-in, first-out (LIFO) method.  Perishable inventories are valued at the lower of cost on a first-in, first-out (FIFO) basis or market.

Inventory reserves are maintained for dry goods at historical run rates that are adjusted annually, and trued up at each physical count (three times per year) to ensure adequacy of the reserve. Inventories of perishable items are taken at the end of every month, and balances are adjusted accordingly with the offset recorded in cost of sales.

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

Workers’ Compensation and General and Auto Liability Insurance

The Company is primarily self-insured for losses related to general and auto liability claims and for all open years prior to July 1, 2006 for workers’ compensation.  The Company purchases stop-loss insurance coverage to limit its loss exposure on a per claim basis.  Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims.  The Company purchased a one-year fully insured guaranteed cost workers’ compensation insurance policy for losses occurring after June 30, 2006.  This policy replaced the high deductible program for workers’ compensation.

Revenue Recognition

The Company recognizes revenue at the time of sale.  Discounts given to customers are recorded at the point of sale as a reduction of revenues.  The Company maintains a bad debt allowance for receivables from vendors and Gelson’s credit card users.  Valuation reserves are adjusted periodically based on historical recovery rates.  The Company records income from licensing arrangements, subleases, leases and finance charges as they are earned.

Cost of Sales

Cost of sales reflects the direct cost involved in bringing the Company’s product to market including product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Warehouse and transportation costs include receiving and inspection costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center and distribution system.  Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products.  Advertising costs, net of vendor reimbursements, are expensed as incurred and include the cost of the Gelson’s newsletter, newspaper ads and other print advertising.  Occupancy costs consist of rent, depreciation and utilities related to Gelson’s operations.  The Company previously recorded certain of these costs within SG&A expense.  See Note 1 of Notes to Consolidated Financial Statements for further information.

Vendor Allowances

Promotional and rebate allowances make up the majority of all allowances given to Gelson’s by its vendors. With promotional allowances, vendors pay the Company to promote their product. The promotion may be a temporary price reduction, a feature in a print advertisement or newsletter, or placement of the vendor’s product in a preferred location in a store. The promotions are typically two to three weeks long and are recognized when the commitment has been fulfilled. Promotional and vendor cash rebate allowances are recorded as a reduction of cost of sales.  The Company also receives other allowances which are recognized as a reduction of cost of sales when they are earned.

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

Stock Appreciation Rights

Stock-based compensation under the SARs program was previously subject to variable accounting in accordance with FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” an interpretation of APB 25, “Accounting for Stock Issued to Employees.”  Under FIN 28, compensation expense was recognized as the SARs vested using the graded-vesting method as specified by FIN 28.  In addition, changes in the market price of the Company’s Class A impacted the recognition of SARs expense.

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

In November 2004, the FASB issued SFAS 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.”  SFAS 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost.  SFAS 151 provides examples of “abnormal” costs including costs of idle facilities, excess freight and handling costs and spoilage.  SFAS 151 was effective for the Company’s fiscal year beginning January 1, 2006.  Adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 123(R) (revised 2004), “Share-Based Payment.”     This statement eliminated the ability to account for share-based compensation transactions using APB 25, “Accounting for Stock Issued to Employees,” and requires instead that compensation expense be recognized based on the fair value on the date of grant and at each remeasurement date for cash-settled SARs which are accounted for as liabilities.  The adoption of SFAS 123(R) impacted the Company’s consolidated financial statements as discussed previously under the heading “2006 Compared to 2005.”

In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.”  FSP FAS 13-1 clarifies that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense.  This statement was effective with the Company’s first quarter of 2006.  Adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In June 2006, the FASB ratified the consensus of EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”  EITF No. 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision.  The Company’s accounting policy is to present the taxes within the scope of EITF No. 06-3 on a net basis.  The adoption of EITF No. 06-3 in the first quarter of 2007 will not result in a change to the Company’s accounting policy and, accordingly, will not have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This interpretation, which is effective for fiscal years beginning after December 15, 2006, is not expected to have a significant impact on the Company’s consolidated financial statements.

Item 7A.                                         Quantitative and Qualitative Disclosures about Market Risks

The Company currently has no outstanding bank debt or fixture financing.  If the Company should obtain financing or draw on its existing lines of credit, which bear interest at the bank’s reference rate or the bank’s adjusted London Interbank Offer Rate (LIBOR) plus a margin up to 1.2%, the Company could then be exposed to market risk related to interest fluctuations.

A change in market prices exposes the Company to market risk related to its investments.  As of December 30, 2006, all investments were classified as available-for-sale securities and totaled $18,667,000.  A hypothetical 10% drop in the market value of these investments would result in a $1,867,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

Item 8.                Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements.

Item 9.                                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company filed a current report on Form 8-K on March 31, 2006, to report a change in the Company’s certifying accountant from PricewaterhouseCoopers LLP (PwC) to Moss Adams LLP (Moss).  There were no disagreements with accountants.

Item 9A.                                         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 30, 2006.  Based upon that evaluation, the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Management, with the participation of the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                                           Other Information

None.

PART III

Item 10.                                             Directors and Executive Officers of the Registrant

Identification and Information Concerning Directors

Below is set forth certain information about each of the Company’s directors as of March 2, 2007.  Certain of this information has been supplied by the persons shown.

Name	Age	Principal Occupation (1) and Other Directorships	Director Since	Term Expires
M. Mark Albert (3)	44	Managing Director of TCW/Crescent Mezzanine since August 2006. Managing Director of Legacy Partners Group, LLC from February 2005 to July 2006. Partner of AV Advisor, LLC from July 2004 to February 2005. Managing Director of CIBC World Markets from March 2002 to June 2004.	2007	2008

Bernard Briskin	82	Chairman of the Board of Directors, President and Chief Executive Officer of the Company, and President and Chief Executive Officer of Arden-Mayfair and Mayfair Realty, both subsidiaries of the Company, and Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of AMG Holdings and Chairman of the Board and Chief Executive Officer of Gelson’s, both subsidiaries of Arden-Mayfair.	1970 (2)	2007

John G. Danhakl	50	Managing Partner, Leonard Green & Partners, L.P. since March 1995. Managing Director of Donaldson Lufkin Jenrette Securities Corporation from March 1990 to February 1995. Director of Leslie’s Poolmart, Inc., Horseshows in the Sun, Inc. (HITS), The Neiman Marcus Group, Inc., Petco Animal Supplies, Inc., Rite Aid Corporation, Sagittarius Brands, Inc. and The Tire Rack, Inc.	1995	2007

Robert A. Davidow	64	Private Investor.	1993	2008

Kenneth A. Goldman	64	Attorney and Partner with Reed Smith LLP since January 2003, Attorney and Director with Crosby, Heafey, Roach & May, A Professional Corporation from September 2000 to December 2002. For more than five years prior thereto, Attorney and Principal of Sanders, Barnet, Goldman, Simons & Mosk, A Professional Corporation.	2001	2007

Steven Romick	43	Investment Advisor, Member of First Pacific Advisors, LLC	2003	2009

(1)                                  Unless otherwise indicated, principal occupation or occupations shown have been such for a period of at least five years in the aggregate.

(2)                                  Date shown for term of service indicates commencement of service as a director of the Company or Arden-Mayfair.

(3)                                  Effective February 28, 2007, the Board of Directors of the Company elected M. Mark Albert as a director to fill a vacancy on the Board of Directors having a term of office expiring at the Annual Meeting of Stockholders in 2008.  Mr. Albert was also elected a member of the Audit Committee of the Board of Directors.  Coinciding with Mr. Albert’s election to the Audit Committee, Mr. John G. Danhakl resigned his position on the Audit Committee.

Identification of Executive Officers

Below is set forth certain information about each of the executive officers of the Company as of March 2, 2007:

Name	Age	Position(s)

Bernard Briskin	82

Chairman of the Board of Directors, President and Chief Executive Officer of the Company, and President and Chief Executive Officer of Arden-Mayfair and Mayfair Realty, both subsidiaries of the Company, and Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of AMG Holdings and Chairman of the Board and Chief Executive Officer of Gelson’s, both subsidiaries of Arden-Mayfair.

Mr. Briskin served as Chairman of the Executive Committee of the Board of Directors of Arden-Mayfair until August 1978, when he was elected President and Chief Executive Officer of Arden-Mayfair.  In November 1978, Mr. Briskin was elected President and Chief Executive Officer of the Company, and in June 1994, he was elected Chairman of the Board of the Company.  Mr. Briskin serves in his current positions with the Company and its subsidiaries pursuant to an employment agreement which expires on January 1, 2009, although the term will be automatically extended for successive one year periods unless certain termination notices are given by either Mr. Briskin or the employers fifteen to eighteen months prior to the current expiration date.  See Item 11.  Executive Compensation for further information.

Except for Mr. Briskin, who has an employment agreement, all officers serve at the pleasure of the Board of Directors.

Audit Committee and Financial Expert

The Board of Directors has an Audit Committee comprised of three outside directors.  During 2006, the following individuals served as members of the Audit Committee:

Steven Romick, Chairman

John G. Danhakl (from August 17, 2006)

Robert A. Davidow

Steven C. Gordon (through June 28, 2006)

As a result of Steven C. Gordon’s decision not to stand for reelection as a Director at the Annual Meeting of Stockholders held on June 28, 2006, a vacancy was created on the Audit Committee.  On August 17, 2006, the Board of Directors of the Company elected John G. Danhakl to fill the vacancy.  Effective February 28, 2007, Mr. Danhakl resigned from the Audit Committee and the Board of Directors elected M. Mark Albert to replace him.

The Company’s Board of Directors has determined that at least one person serving on the Audit Committee is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K.  Steven Romick, the Chairman of the Audit Committee, is independent as defined under applicable SEC and the NASDAQ Stock Market (NASDAQ) rules and the Board of Directors determined he was an “audit committee financial expert.”

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that directors and executive officers of the Company, as well as persons holding more than ten percent (10%) of a registered class of the Company’s equity securities, file with the SEC initial reports of the ownership and reports of changes of ownership of Class A and other equity securities of the Company.  Based solely on review of copies of such reports furnished to the Company and written representations that no other reports were required to be filed during the fiscal year ended December 30, 2006, all Section 16(a) filing requirements applicable to the Company’s executive officers, directors and greater than ten percent (10%) beneficial owners were complied with during such fiscal year.

Item 11.                                             Executive Compensation

Compensation Discussion and Analysis

The Company’s Compensation Objectives

The Company’s general objective in setting executive compensation is to meet industry standards of base compensation, while providing an incentive program as part of the overall compensation package to reward named executive officers and other executives who have made a contribution to the Company in the applicable period; to recognize, when applicable, the Company’s financial performance in bonus or other incentive type payments; to reward those named executive officers and others who have performed up to and beyond the Company’s expectations for them; and to attract new executives who have the self-assurance of good job performance to recognize that a part of their overall compensation will be in a discretionary bonus structure.

Elements of the Company’s Compensation Program for Executives

The Company’s compensation packages for its named executives include elements of (1) a base salary; (2) a discretionary or formula bonus; (3) a Company contribution to the employee’s account in the Arden Group, Inc. 401(k) Retirement Savings Plan (401(k) Plan); (4) a medical benefits program; (5) possible participation in the Company’s SARs program; and (6) other minor benefits.

Reasons for Including Each Element of Executive Compensation

It is the Company’s philosophy to reward its named executives at a level commensurate with executives at other companies in the upscale supermarket industry in Southern California including a significant portion of performance-based compensation.  All executives other than the Company’s Chief Executive Officer (CEO) are employed on an at-will basis.  The CEO is the only executive with an employment agreement as described below.

The Company currently has no stock options outstanding and does not presently plan on granting stock options.  Instead, it provides incentive to certain named executive officers and other executives with participation in the Company’s SARs program.  Typically, the Company’s CEO or certain other executives will periodically make a request for the Company to consider awarding SARs to certain employees.  The request(s) are typically brought before the Board of Directors to consider.  In awarding SARs units, the Board takes into account the balance between the executive’s base salary level, past bonuses and the more long-term nature of the SARs program. Overall, the Company believes that the majority of the compensation package should be in current compensation, but that there should be a meaningful level of longer term rewards, such as contributions to the 401(k) Plan and the SARs program.  Each case is discussed on a case by case, individual basis.  Also taken into account are the executive’s performance, the Company’s performance and any other SARs units the particular executive in question may have.  SARs issued to date entitle the holder to receive upon exercise thereof the excess of the fair market value of a share of Class A on the date of exercise over the fair market value of such share on the date granted.  The SARs vest 25% each year beginning at the end of the first year and expire five years from the date of grant.  The CEO has never participated in the SARs program.

Named Executive Officers’ Compensation

Bernard Briskin, Chairman of the Board of Directors, President and CEO of the Company has an employment agreement (Employment Agreement) with the Company dating back to 1988.  The term of the Employment Agreement currently expires on January 1, 2009 and is automatically extended for successive periods of one fiscal year unless either the Company and its subsidiaries, which are parties to the Employment Agreement, or Mr. Briskin gives notice of termination no less than fifteen months and no more than eighteen months prior to the date upon which the then current term of the Employment Agreement will expire.

The Employment Agreement presently provides for 2007 base compensation of $647,282 which is adjusted each year based on the increase in the Consumer Price Index, subject to a maximum annual increase of 4%, together with incentive formula based compensation predicated upon the Company’s pre-tax profits.  In addition, it provides for participation in the Company’s medical plan, the use of a Company-owned car and an annual uninsured medical expense reimbursement of up to $200,000 for Mr. Briskin and his immediately family.  In 2006, Mr. Briskin’s overall compensation was $2,082,516 which included a base salary of $635,837 and incentive formula based compensation of $1,398,088.  Accordingly, 67% of Mr. Briskin’s overall compensation is primarily incentive based.  Mr. Briskin’s Employment Agreement provides that at such time as his base salary and bonus cease to accrue under the Employment Agreement for any reason other than his breach of the Employment Agreement or termination of his employment for cause, the Company will thereafter pay him on a monthly basis in arrears, as long as he lives, an amount per annum equal to 25% of his average base salary and bonus earned in the last three full fiscal years prior to the cessation of his employment.  The Company would also continue to provide Mr. Briskin during his lifetime with health insurance benefits and an automobile allowance equivalent to that which the Company then grants to its senior executives and an annual uninsured medical expense reimbursement of up to $200,000 for Mr. Briskin and his immediate family.  At each time that modifications were made to Mr. Briskin’s Employment Agreement, the Company carefully evaluated the effects of Internal Revenue Code Section 162(m). The terms of the Employment Agreement were subject to review during the 2003 fiscal year by the Compensation Committee of the Board of Directors.  During the review, discussions took place between Mr. Briskin and the Committee concerning amendments to certain provisions of the Employment Agreement, but no amendments have yet been effected.

The Company’s other named executive officer, Ms. Laura J. Neumann, received total compensation of $182,740 in 2006, consisting of a base salary of $136,620, a bonus of $25,000 and other benefits amounting to $21,120.  In addition, Ms. Neumann presently holds 1,750 units of SARs which were awarded to her in 2003.  No additional units were awarded to her in 2006 and she exercised SARs covering 875 units in 2006.  Based on the price of the Company’s Class A on December 30, 2006, Ms. Neumann had equity in her unexercised vested SARs units of $58,459.

How Amounts and Formulas are Determined by the Company

Toward the end of each year, the Company’s CEO and certain executives recommend to the Compensation Committee bonuses for each named executive officer (other than the CEO of the Company who is the only executive with an employment agreement) and other executives for the year then being completed and salaries for each for the upcoming year.  Those recommendations are then reviewed by the Compensation Committee of the Company’s Board of Directors.  In reviewing and finalizing bonuses and salary adjustments, the CEO and the Compensation Committee review individual performance and results, as well as the performance of the Company overall.

General

The following table sets forth the total annual and long-term compensation paid or accrued by the Company and its subsidiaries in connection with all businesses of the Company and its subsidiaries to or for the account of the CEO of the Company, the person acting in a similar capacity as the principal financial officer during the 2006 fiscal year and each other executive officer of the Company whose total annual salary and bonus for the fiscal year ended December 30, 2006 exceeded $100,000 in the aggregate:

Summary Compensation Table for 2006

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Bernard Briskin, Chief Executive Officer	2006	635,837	(1)	0	1,398,088	48,591	2,082,516

Laura J. Neumann (2)	2006	136,620	25,000	0	0	21,120	182,740

(1)                      The amount of Mr. Briskin’s bonus is determined under a formula based on the Company’s pre-tax profits and is shown under the Non-Equity Incentive Plan Compensation column of this chart.  Mr. Briskin’s Employment Agreement provides for an annual bonus equal to 2½% of the Company’s first $2,000,000 of pre-tax profits (as defined in the Employment Agreement) plus 3½% of pre-tax profits in excess of $2,000,000.

(2)                      During the Company’s 2006 fiscal year, it did not have a Chief Financial Officer and Ms. Neumann, Senior Director of Financial Reporting and Compliance, acted in a similar capacity as the Principal Financial Officer of the Company.

(3)                      The following table sets forth the components of  All Other Compensation included in the Summary Compensation Table for 2006:

	Medical			Pay in
	Expense	401(k)	Auto	Lieu of
	Reimbursements	Plan (1)	Allowance	Vacation	Total
Bernard Briskin	$24,010	$17,600	$6,981	$0	$48,591
Laura J. Neumann	0	16,741	0	4,379	21,120
	$24,010	$34,341	$6,981	$4,379	$69,711

(1)       Includes Company discretionary contributions to the 401(k) Plan.

Employment Agreement and Payment Upon Termination

The compensation of Mr. Briskin, the CEO of the Company, is established under an Employment Agreement, as amended, which currently expires on January 1, 2009.  The Employment Agreement provides that, upon the expiration of the initial term on January 1, 2004, the term thereof is automatically extended for successive periods of one fiscal year unless either the Company and its subsidiaries or Mr. Briskin gives notice of termination not less than fifteen months and no more than eighteen months prior to the date upon which the then current term of the Employment Agreement will expire.  Pursuant to the terms of the Employment Agreement, Mr. Briskin’s base salary increases on January 1 of each year based upon increases in the Consumer Price Index subject to a maximum annual increase of 4%.  His annual bonus is equal to 2½% of the Company’s first $2,000,000 of pre-tax profits (as defined in the Employment

Agreement) plus 3½% of pre-tax profits in excess of $2,000,000.  The Employment Agreement provides for an annual medical expense reimbursement up to $200,000 for Mr. Briskin and his immediate family.  The terms of the Employment Agreement were subject to review during the 2003 fiscal year by the Compensation Committee of the Board of Directors.  During the review, discussions took place between Mr. Briskin and the Committee concerning amendments to certain provisions of the Employment Agreement, but no amendments have yet been effected.

Mr. Briskin’s Employment Agreement provides that at such time as his base salary and bonus cease to accrue under the Employment Agreement for any reason other than his breach of the Employment Agreement or termination of his employment for cause, the Company will thereafter pay him on a monthly basis in arrears, as long as he lives, an amount per annum equal to 25% of his average base salary and bonus earned in the last three full fiscal years prior to the cessation of his employment.  The Company would also continue to provide Mr. Briskin during his lifetime with health insurance benefits and an automobile allowance equivalent to that which the Company then grants to its senior executives and an annual uninsured medical expense reimbursement of up to $200,000 for Mr. Briskin and his immediate family.  Assuming that as of December 29, 2006, the last business day of the Company’s fiscal year ended December 30, 2006, the Company’s obligation to make these payments was triggered, the Company would be obligated to pay Mr. Briskin $40,004 per month on the first day of each month beginning on February 1, 2007 and ending upon his death and to provide him with an automobile allowance which would be approximately $25,000 per year and health insurance benefits and uninsured medical expense reimbursements up to $200,000 per year for him and his immediate family.  For accrual purposes, it is assumed that the cost of the health insurance benefits and the uninsured medical reimbursement would aggregate $200,000 per year.

Stock Appreciation Rights

The Company has granted SARs covering shares of the Company’s Class A to non-employee directors and certain officers and employees of the Company.  Each SAR entitles the holder to receive upon exercise thereof the excess of the fair market value of a share of Class A on the date of exercise over the fair market value of such share on the date granted.  The SARs vest 25% each year beginning at the end of the first year and expire five years from the date of grant.  No SARs were granted to executive officers during 2006.

The following table provides information as to outstanding SARs held by named executive officers as of December 30, 2006:

Outstanding SAR Awards at Fiscal Year-End for 2006

Name	Number of Securities Underlying Unexercised SARs (#) Exercisable	Number of Securities Underlying Unexercised SARs (#) Unexercisable		SARs Exercise Price ($)	SARs Expiration Date

Laura J. Neumann (1)	875	875	(2)	57.00	12/5/08

(1)           Acting in a similar capacity as the Principal Financial Officer.

(2)           These SARs will vest on December 5, 2007.

The following table provides information on the exercise of SARs by the named executive officer in 2006:

SAR Exercises 2006

	SAR Awards
Name	Number of Shares Underlying SARs Exercised (#)	Value Realized on Exercise ($)
Laura J. Neumann (1)	875	43,258	(2)

(1)           Acting in a similar capacity as the Principal Financial Officer.

(2)                                  Difference between the fair market value of a share of Class A on the date of exercise and the fair market value on the date of grant.

Remuneration of Directors

The following table provides information as to director compensation for the year ended December 30, 2006:

Director Compensation for 2006

Name	Fees Earned or Paid in Cash ($)	SAR Awards ($)(1)	All Other Compensation ($)	Total ($)

John G. Danhakl	50,000	0	0	50,000
Robert A. Davidow	54,000	0	0	54,000
Kenneth A. Goldman	30,000	0	0	30,000
Steven C. Gordon	27,000	0	0	27,000
Steven Romick	58,000	0	0	58,000

(1)                As of December 30, 2006, each of the directors held SARs covering 10,000 shares of Class A, except Mr. Romick who held SARs covering 17,500 shares of Class A.  No SARs were granted to directors during 2006.

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

Except for Mr. Albert, each of the non-employee directors presently hold SARs covering shares of Class A.  When the SARs are exercised, each unit entitles the holder to receive the excess of the fair market value of a share of Class A on the date of exercise over the fair market value on the date of grant.  Units vest 25% each year beginning at the end of the first year and expire five years from the date of grant.

Compensation Committee Interlocks and Insider Participation

The Board of Directors has a Compensation Committee.  In 2006, the Compensation Committee was comprised of the following directors, none of whom are or have been officers or employees of the Company:

John G. Danhakl, Chairman

Robert A. Davidow

Steven C. Gordon (through June 28, 2006)

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management of the Company and based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K.

John G. Danhakl, Chairman

Robert A. Davidow

Members of the Compensation Committee

The foregoing Compensation Committee Report shall not be deemed to be “soliciting material,” or to be “filed” with the SEC or be subject to Regulation 14A or 14C, other than as provided in Item 407(e)(5)(i) of Regulation S-K, or to the liabilities of section 18 of the Securities Exchange Act of 1934, except to the extent that the Company specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 12.                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of March 2, 2007 related to the stockholdings of persons known to the Company to be the beneficial owner of more than 5% of the Class A of the Company, its only outstanding class of equity securities:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class

Bernard Briskin Arden Group, Inc. 9595 Wilshire Boulevard, Suite 411 Beverly Hills, CA 90212	1,899,195	(2)(3)	60.1%

City National Bank, as Trustee of the Company’s Stock Bonus Plan and Trust 555 South Flower Street, 18th Floor Los Angeles, CA 90071	166,222		5.3%

Royce & Associates, LLC 1414 Avenue of the Americas New York, NY 10019	194,500	(4)	6.2%

(1)                                  Unless otherwise indicated to the contrary, all beneficial owners have sole investment and voting power.  For purposes of this table, 1,357,200 treasury shares of Class A are not deemed to be outstanding.

(2)                                  This amount includes the following shares:  (i) 186,096 shares held in trust (of which Mr. Briskin is the trustee) for the benefit of Mr. Briskin and his children and (ii) an aggregate of 103,012 shares held by Mr. Briskin’s spouse or in her Individual Retirement Accounts for her benefit.  Mr. Briskin disclaims any beneficial ownership of the shares set forth in clause (ii) hereof and has no voting or investment power with respect to these shares.  Nothing herein should be construed as an admission that Mr. Briskin is in fact the beneficial owner of these shares.

(3)                                  This amount excludes 33,004 shares of Class A held by The Judy and Bernard Briskin Foundation of which Mr. Briskin serves as a co-trustee.  Mr. Briskin disclaims any beneficial ownership with respect to these shares.

(4)                                  Based upon Schedule 13-G filed on January 17, 2007 with the SEC.

Security Ownership of Management

The following table shows the beneficial ownership of the Company’s Class A, its only outstanding class of equity securities, by each director, executive officer and by all directors and executive officers as a group as of March 2, 2007:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class

M. Mark Albert	0
Bernard Briskin	1,899,195	(2)	60.1%
John G. Danhakl	0
Robert A. Davidow	0
Kenneth A. Goldman	127,200	(3)	4.0%
Steven Romick	0

All directors and executive officers as a group (6 persons)	2,026,395	(2)(3)	64.1%

(1)                                  Unless otherwise indicated to the contrary, all beneficial owners have sole investment and voting power.  The number of outstanding shares of Class A, on which the percentages shown in this table are based, does not include 1,357,200 treasury shares of the Company’s Class A.

(2)                                  See notes (2) and (3) to the table under Security Ownership of Certain Beneficial Owners set forth above.

(3)                                  Of these shares, 39,200 are held in trust by Mr. Goldman, as trustee for the grandchildren of Mr. and Mrs. Briskin and 88,000 are held by limited partnerships, of which Mr. Goldman is one of the general partners and the limited partners are trusts of which the beneficiaries are members of Mr. and Mrs. Briskin’s family.

Equity Compensation Plan Information

The following table provides information related to the Company’s equity compensation plans as of December 30, 2006:

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

In 1998, the Company adopted a Stock Option Plan which was not submitted to security holders for approval and initially provided for the granting of stock options to key employees to purchase up to 35,000 shares of the Company’s Class A.  The Stock Option Plan was  amended in fiscal 2000 to increase the number of shares available thereunder to an aggregate of 70,000 shares.  The objective of the Stock Option Plan is to attract and retain quality personnel and to promote the success of the Company by providing employees the opportunity to share in its growth.  These options vest at 25% per year beginning at the end of the first year and expire five years from the date of grant.  The exercise price of stock options granted under the Stock Option Plan is equal to the fair market value of the Company’s Class A on the date of grant.  As of December 30, 2006, there were no stock options issued and outstanding.

Item 13.              Certain Relationships, Related Transactions and Director Independence

Certain Relationships and Related Transactions

A director of the Company, Mr. Goldman, is a partner of a law firm which performs legal services for the Company.

Review, Approval or Ratification of Transactions with Related Parties

The Company has a policy to enter into or ratify a related party transaction only if the Audit Committee has approved or ratified such transaction in accordance with the guidelines and determined that the transaction is on terms comparable to those that could be obtained in arms-length dealings with a non-related third party.

 For purposes of this policy, a related party transaction is a transaction or series of transactions between the Company and an executive officer or director, a stockholder holding in excess of 5% of the Company’s outstanding voting stock, a member of the immediate family of an executive officer, director or 5% holder, an entity owned or controlled by any of the foregoing or in which any of the foregoing has a substantial ownership interest or controls such entity.  Excluded from related party transactions are transactions generally available to all employees, transactions involving less than $50,000 when aggregated with a series of similar transactions and compensation matters approved by the Compensation Committee or the Board of Directors.

The Company’s policies and procedures for review, approval or ratification of related party transactions are in writing.

Directors Independence

The Board of Directors has determined that M. Mark Albert, John G. Danhakl, Robert A. Davidow and Steven Romick are independent directors as defined in the listing standards for NASDAQ.  These directors constitute a majority of the members of the Board of Directors.  All of the directors who are members of the Audit Committee and Compensation Committee of the Board of Directors are independent in compliance with the independent standards applicable for members of those specific committees in the listing standards for NASDAQ.  In reaching the conclusion that Mr. Romick is independent, the Board of Directors considered the fact that he has an ownership interest in and is an employee of a limited liability company that is the investment advisor to a group of mutual funds, one of which the Company has an investment in.  The mutual fund in which the Company has invested is not one that is managed by Mr. Romick.  The Company’s investment constituted less than 1.0% of the total funds held by the mutual fund as of December 30, 2006.

Bernard Briskin and Kenneth A. Goldman are members of the Nominating Committee and are not independent as defined in the listing standards for NASDAQ, but the Company qualifies as a “Controlled Company” under the NASDAQ Marketplace Rule 4350(c)(5) as Mr. Briskin controls more than fifty percent (50%) of the voting power of the Company.  As a Controlled Company, the listing requirements for NASDAQ do not require that the members of its Nominating Committee or the Compensation Committee be independent or that a majority of its directors be independent.

Item 14.              Principal Accountant Fees and Services

Audit Fees

Audit fees include the aggregate fees billed for the audit of the Company’s annual consolidated financial statements and the reviews of each of the quarterly consolidated financial statements included in the Company’s Forms 10-Q.  The aggregate audit fees billed to the Company by Moss were approximately $273,000 for fiscal 2006 and $541,000 by PwC for fiscal 2005.

Audit-Related Fees

Audit-related fees incurred in connection with the audit of the Company’s employee benefit plans by Moss totaled approximately $19,000 and $18,000 in 2006 and 2005, respectively.

Tax Fees

Fees billed by Moss for tax services in 2006 aggregated approximately $43,000, including $32,000 for tax return and compliance work and $11,000 for other projects.  Fees billed by PwC for tax services in 2005 aggregated approximately $77,000, including $33,000 for tax return and compliance work and $44,000 for other projects.

All Other Fees

Other than the fees for services described above, there were no additional fees billed by Moss or PwC in 2006 or 2005.

It is the policy of the Audit Committee to pre-approve all audit and non-audit services provided by the Company’s independent registered public accounting firm.  The Audit Committee reviewed the above-described fees for non-audit services and considered whether the provision of those services is compatible with maintaining the independence of Moss and PwC and concluded that both have maintained their independence.

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

ARDEN GROUP, INC.

Date

By	/s/BERNARD BRISKIN	3/13/07
Bernard Briskin, Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date

/s/BERNARD BRISKIN	3/13/07
Bernard Briskin, Director, Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

/s/LAURA J. NEUMANN	3/13/07
Laura J. Neumann, Senior Director of Financial Reporting and Compliance
(Principal Financial and Principal Accounting Officer)

/s/M. MARK ALBERT	3/13/07
M. Mark Albert, Director

/s/JOHN G. DANHAKL	3/13/07
John G. Danhakl, Director

/s/ROBERT A. DAVIDOW	3/13/07
Robert A. Davidow, Director

/s/KENNETH A. GOLDMAN	3/13/07
Kenneth A. Goldman, Director

/s/STEVEN ROMICK	3/13/07
Steven Romick, Director

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

The financial statements include the Company’s subsidiaries (Arden-Mayfair, Inc. and Mayfair Realty, Inc.) and the subsidiaries of Arden-Mayfair, Inc.

Schedules are omitted because of the absence of the conditions under which they are required.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006.  In making the assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of December 30, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears on page 45.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Arden Group, Inc. and Consolidated Subsidiaries

We have audited the accompanying consolidated balance sheet of Arden Group, Inc. and Consolidated Subsidiaries (the Company) as of December 30, 2006, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year ended December 30, 2006. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 30, 2006, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arden Group, Inc. and Consolidated Subsidiaries, as of December 30, 2006, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Arden Group, Inc. and Consolidated Subsidiaries, maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Furthermore, in our opinion, Arden Group, Inc. and Consolidated Subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

As described in Note 10 to the consolidated financial statements, the Company adopted a new principle of accounting for share-based payments in accordance with Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment.

Moss Adams LLP
Los Angeles, California
March 13, 2007

Report of Independent Registered Public Accounting Firm

To the Stockholders of Arden Group, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations and comprehensive income, stockholder’s equity and cash flows for each of the two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of Arden Group, Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their  cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California

March 8, 2006

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$36,842	$36,338
Investments	18,667	20,650
Accounts receivable, net of allowance for doubtful accounts of $192 and $195 as of December 30, 2006 and December 31, 2005, respectively	5,749	5,714
Inventories, net	19,881	19,146
Deferred income taxes	5,083	4,348
Other current assets	2,884	2,568
Total current assets	89,106	88,764
Property, plant and equipment, net	47,772	50,025
Deferred income taxes	5,187	4,850
Other assets	3,536	3,388
Total assets	$145,601	$147,027
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$18,877	$19,662
Federal and state income taxes payable	3,214	3,919
Current portion of long-term debt	225	221
Other current liabilities	24,848	23,658
Total current liabilities	47,164	47,460
Long-term debt	1,228	1,453
Deferred rent	6,070	5,796
Other liabilities	8,845	9,998
Total liabilities	63,307	64,707
Commitments and contingent liabilities (Notes 14 and 16)
Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 4,518,298 and 4,736,202 shares issued and outstanding as of December 30, 2006 and December 31, 2005, respectively, including 1,357,200 treasury shares	1,129	1,184
Capital surplus	5,378	5,638
Unrealized loss on investments	(332)	(293)
Retained earnings	79,872	79,544
	86,047	86,073
Treasury stock, 1,357,200 shares at cost	(3,753)	(3,753)
Total stockholders’ equity	82,294	82,320
Total liabilities and stockholders’ equity	$145,601	$147,027

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In Thousands, Except Share and Per Share Data)

	2006	2005	2004
Sales	$482,737	$470,354	$502,898
Cost of sales (1)	296,401	289,931	310,582
Gross profit (1)	186,336	180,423	192,316
Selling, general and administrative expense (1)	149,656	148,607	157,737
Operating income	36,680	31,816	34,579
Interest and dividend income	2,560	1,722	1,986
Other income (expense), net	2	36	1,787
Interest expense	(123)	(152)	(182)
Income before income taxes	39,119	33,422	38,170
Income tax provision	15,895	13,571	15,498
Net income	$23,224	$19,851	$22,672
Other comprehensive loss, net of tax:
Unrealized loss from available-for-sale securities:
Net unrealized holding loss arising during the period	(38)	(381)	(161)
Reclassification adjustment for realized gain included in net income	(1)	(11)	(86)
Net unrealized loss, net of income tax benefit of $28 for 2006, $269 for 2005 and $169 for 2004	(39)	(392)	(247)
Comprehensive income	$23,185	$19,459	$22,425
Net income per common share:
Basic – Class A Common Stock	$7.16	$5.87	$7.00
Basic – Class B Common Stock	N/A	N/A	$6.13
Diluted	$7.16	$5.87	$6.70
Weighted average common shares outstanding:
Basic – Class A Common Stock	3,241,805	3,381,051	2,217,675
Basic – Class B Common Stock	N/A	N/A	1,164,977
Diluted	3,241,805	3,381,051	3,382,652

The accompanying notes are an integral part of these consolidated financial statements.

(1)                                  Gross profit for years prior to 2006 reflects a reclassification of distribution, purchasing, advertising and occupancy costs from selling, general and administrative expense to cost of sales.  See Note 1 of Notes to Consolidated Financial Statements for further information.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Common Stock		Common Stock			Unrealized Gain				Total
	Class A		Class B		Capital	(Loss) on	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Surplus	Investments	Earnings	Shares	Amount	Equity
Balance, January 3, 2004	3,374,868	$844	1,363,584	$341	$5,547	$346	$111,675	1,357,200	$(3,753)	$115,000

Conversion of Class B to Class A	1,363,584	341	(1,363,584)	(341)	0	0	0	0	0	0
Shares issued under Stock Option Plan	2,000	0	0	0	96	0	0	0	0	96
Net unrealized loss	0	0	0	0	0	(247)	0	0	0	(247)
Dividends declared	0	0	0	0	0	0	(70,945)	0	0	(70,945)
Net income	0	0	0	0	0	0	22,672	0	0	22,672

Balance, January 1, 2005	4,740,452	1,185	0	0	5,643	99	63,402	1,357,200	(3,753)	66,576

Purchase and retirement of common stock	(4,250)	(1)	0	0	(5)	0	(328)	0	0	(334)
Net unrealized loss	0	0	0	0	0	(392)	0	0	0	(392)
Dividends declared	0	0	0	0	0	0	(3,381)	0	0	(3,381)
Net income	0	0	0	0	0	0	19,851	0	0	19,851

Balance, December 31, 2005	4,736,202	1,184	0	0	5,638	(293)	79,544	1,357,200	(3,753)	82,320

Purchase and retirement of common stock	(217,904)	(55)	0	0	(260)	0	(19,684)	0	0	(19,999)
Net unrealized loss	0	0	0	0	0	(39)	0	0	0	(39)
Dividends declared	0	0	0	0	0	0	(3,212)	0	0	(3,212)
Net income	0	0	0	0	0	0	23,224	0	0	23,224

Balance, December 30, 2006	4,518,298	$1,129	0	$0	$5,378	$(332)	$79,872	1,357,200	$(3,753)	$82,294

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	2006	2005	2004
Cash flows from operating activities:
Cash received from customers	$482,645	$470,646	$503,553
Cash paid to suppliers and employees	(440,735)	(426,372)	(467,717)
Interest and dividends received	2,580	1,613	1,813
Interest paid	(125)	(155)	(184)
Income taxes paid	(17,645)	(12,653)	(26,046)
Net cash provided by operating activities	26,720	33,079	11,419
Cash flows from investing activities:
Capital expenditures	(4,868)	(6,390)	(12,641)
Purchases of investments	(827)	(713)	(15,737)
Sales of investments	2,751	5,579	25,070
Proceeds from the sale of property, plant and equipment	215	52	54
Net cash used in investing activities	(2,729)	(1,472)	(3,254)
Cash flows from financing activities:
Purchase and retirement of Company stock	(19,999)	(334)	0
Principal payments under capital lease obligations	(221)	(216)	(246)
Proceeds from exercise of stock options	0	0	58
Cash dividends paid	(3,267)	(3,382)	(70,911)
Net cash used in financing activities	(23,487)	(3,932)	(71,099)
Net increase (decrease) in cash and cash equivalents	504	27,675	(62,934)
Cash and cash equivalents at beginning of year	36,338	8,663	71,597
Cash and cash equivalents at end of year	$36,842	$36,338	$8,663

The accompanying notes are an integral part of these consolidated financial statements.

	2006	2005	2004
Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$23,224	$19,851	$22,672

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,097	7,401	6,990
Provision for losses on accounts receivable	14	49	15
Deferred income taxes	(1,044)	(2,600)	849
Net (gain) loss from the disposal of property, plant and equipment	(191)	27	23
Realized gain on investments, net	(2)	(36)	(1,787)
Amortization of discount on investments	(6)	(62)	(196)
Stock appreciation rights compensation expense	3,671	946	3,658

Changes in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts and notes receivable	(49)	270	713
Inventories	(735)	(381)	(1,768)
Other current assets	(316)	(549)	(236)
Other assets	(148)	(403)	307

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	(2,859)	1,734	(11,761)
Federal and state income taxes payable	(705)	3,511	(11,434)
Deferred rent	274	924	399
Other liabilities	(1,505)	2,397	2,975

Net cash provided by operating activities	$26,720	$33,079	$11,419

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

Basis of Presentation and Business Description

The consolidated financial statements of Arden Group, Inc. (Company or Arden) include the accounts of the Company and its direct and indirect subsidiaries.  Arden is a holding company which conducts operations through its wholly-owned subsidiary, Arden-Mayfair, Inc. (Arden-Mayfair) and Arden-Mayfair’s wholly-owned subsidiary, Gelson’s Markets (Gelson’s) which operates 18 supermarkets in Southern California.  The Company also owns certain real estate properties through its indirect wholly-owned subsidiary, Mayfair Realty, Inc.  All intercompany accounts and transactions are eliminated in consolidation.

Reclassifications

During 2006, the Company reviewed the public filings of several competitors in the grocery industry to determine how they classify certain expenses in their Statements of Operations.  The Company determined that the majority of its competitors were recording distribution, purchasing, advertising and occupancy costs within cost of sales, whereas the Company had, in the past, classified these costs within selling, general and administrative (SG&A) expense.  Upon review, management determined that while both methods are acceptable under accounting principles generally accepted in the United States (GAAP), management believes this alternative presentation provides increased comparability to the financial results of its competitors.

The Company retroactively reclassified approximately $33,942,000 and $33,097,000 from SG&A expense to cost of sales for fiscal years 2005 and 2004, respectively.  The following table summarizes the impact of the reclassifications on the Company’s Consolidated Statements of Operations and Comprehensive Income for 2005 and 2004.  None of the reclassifications had an impact on operating income, net income, net cash flow or any element of the Company’s Consolidated Balance Sheets.  See the discussion under the heading Cost of Sales below for additional information.

	2005				2004
	As	% of	As	% of	As	% of	As	% of
(In Thousands)	Reported	Sales	Reclassified	Sales	Reported	Sales	Reclassified	Sales
Sales	$470,354	100.0	$470,354	100.0	$502,898	100.0	$502,898	100.0
Cost of sales	255,989	54.4	289,931	61.6	277,485	55.2	310,582	61.8

Gross profit	214,365	45.6	180,423	38.4	225,413	44.8	192,316	38.2
SG&A expense	182,549	38.8	148,607	31.6	190,834	37.9	157,737	31.3

Operating income	$31,816	6.8	$31,816	6.8	$34,579	6.9	$34,579	6.9

Certain amounts in prior periods have been reclassified to conform to the current period financial statement presentation.

Fiscal Year

The Company operates on a fiscal year ending on the Saturday closest to December 31.  Fiscal years for the consolidated financial statements included herein ended on December 30, 2006, December 31, 2005 and January 1, 2005.  All years consisted of 52 weeks.

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

In January 2001, the Company invested $2,500,000 in a limited partnership that invests primarily in publicly traded, high yield bonds.  This investment was sold in May 2004.  The holding represented less than a 3% interest and the Company did not have the ability to exercise significant influence over the operating and financial policies of the partnership.  Consequently, the investment was accounted for under the cost method.  A gain of approximately $1,570,000 was recognized in 2004 equal to the difference between the sales price and the original cost of the investment and is included in other income (expense), net on the Consolidated Statements of Operations and Comprehensive Income.

Accounts Receivable

The Company monitors vendor receivables and extensions of credit on an ongoing basis and has not experienced significant losses related to its receivables.  At December 30, 2006, the Company did not have significant credit risk concentrations.  No customer or vendor represented greater than 3% of total accounts receivable.

Inventories

Supermarket nonperishable inventories are recorded using the retail method and are stated at the lower of cost or market, with cost determined using the last-in, first-out (LIFO) method.  Perishable inventories are valued at the lower of cost on a first-in, first-out (FIFO) basis or market.

Inventory reserves are maintained for dry goods at historical run rates that are adjusted annually, and trued up at each physical count (three times per year) to ensure adequacy of the reserve. Inventories of perishable items are taken at the end of every month and balances are adjusted accordingly with the offset recorded in cost of sales.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost.  Depreciation is provided on the straight-line method over the estimated useful lives of individual assets or classes of assets as follows:

Buildings and improvements	5 to 20 years
Store fixtures and office equipment	3 to 8 years
Transportation equipment	3 to 5 years
Machinery and equipment	3 to 8 years

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

Normal repairs and maintenance are expensed as incurred.  Expenditures which materially increase values, change capacities or extend useful lives are capitalized.  Replacements are capitalized and the property, plant and equipment accounts are relieved of the items being replaced.  The related costs and accumulated depreciation of disposed assets are eliminated and any gain or loss on disposition is included in SG&A expense on the Consolidated Statements of Operations and Comprehensive Income.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  Impairment is recognized when estimated future cash flows (undiscounted and before interest charges) are less than carrying value.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital.  If impairment analysis assumptions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur.  To the extent that an asset is impaired, the excess of the carrying amount of the asset over its estimated fair value is charged against earnings.  No impairments were recorded in 2006, 2005 or 2004.

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

Workers’ Compensation and General and Auto Liability Costs

In June 2003, the Company terminated its guaranteed cost workers’ compensation policy and purchased a high deductible workers’ compensation policy.  Accordingly, the Company was primarily self-insured for losses related to workers’ compensation for claims incurred prior to July 1, 2006, as well as general and auto liability claims.  The Company maintained stop-loss coverage to limit its loss exposure on a per claim basis and was insured for covered costs in excess of per claim limits.  Effective July 1, 2006, the Company purchased a one-year fully insured guaranteed cost workers’ compensation insurance policy at a favorable rate to replace the high deductible program for losses occurring after June 30, 2006.  The Company continues to maintain an accrual for claims incurred prior to July 2006 under the high deductible program which is based on both reported claims and an estimate of claims incurred but not reported.  The Company’s workers’ compensation and general and auto liability reserves for unpaid and incurred but not reported claims at December 30, 2006 and December 31, 2005 were approximately $8,247,000 and $9,523,000, respectively.  While the ultimate amount of claims incurred are dependent on future developments, the recorded reserves reflect management’s best estimate of claims to be incurred.

Revenue Recognition

The Company recognizes revenue at the time of sale.  Discounts given to customers are recorded at the point of sale as a reduction of revenues.  The Company maintains a bad debt allowance for receivables from vendors and Gelson’s credit card users.  Valuation reserves are adjusted periodically based on historical recovery rates.  The Company records income from licensing arrangements, subleases, leases and finance charges as they are earned.   Income from all licensing arrangements, rental income and finance charges represents less than 1% of sales for all periods presented, and therefore is not disclosed separately on the Consolidated Statements of Operations and Comprehensive Income.

Cost of Sales

Cost of sales includes product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Warehouse and transportation costs include receiving and inspection costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center and distribution system.  Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products.  Advertising costs, net of vendor reimbursements, are expensed as incurred and include the cost of the Gelson’s newsletter, newspaper ads and other print advertising.  Occupancy costs consist of rent, depreciation and utilities related to Gelson’s operations.  All these costs reflect, in management’s opinion, the direct cost involved in bringing the Company’s product to market. The following table summarizes warehouse, transportation, purchasing, advertising and occupancy costs for 2006, 2005 and 2004.

(In Thousands)	2006	2005	2004
Warehouse and transportation	$6,882	$6,659	$6,578
Purchasing	2,835	2,680	2,580
Advertising	1,148	1,137	1,549
Occupancy	23,394	23,466	22,390
	$34,259	$33,942	$33,097

Vendor Allowances

Promotional and rebate allowances make up the majority of all allowances. With promotional allowances, vendors pay the Company to promote their product. The promotion may be a temporary price reduction, a feature in a print advertisement or newsletter, or placement of the vendor’s product in a preferred location in a store. The promotions are typically two to three weeks long and are recognized when the commitment has been fulfilled. Promotional and vendor rebate allowances are recorded as a reduction of cost of sales.  The Company also receives other allowances which are recognized as a reduction of cost of sales when they are earned.

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

Stock Options and Stock Appreciation Rights

The Company has outstanding stock appreciation rights (SARs) that have been granted to non-employee directors and certain employees.  Each SAR entitles the holder to receive cash upon exercise equal to the excess of the fair market value of a share of the Company’s Class A Common Stock (Class A) on the date of exercise over the fair market value of such share on the date granted.  The SARs vest 25% each year beginning at the end of the first year and expire five years from the date of grant.

Stock-based compensation under the SARs program was previously subject to variable accounting in accordance with Financial Accounting Standards Board Interpretation No. (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” an interpretation of Accounting Principles Board Opinion No. (APB) 25, “Accounting for Stock Issued to Employees.”  Under FIN 28, compensation expense was recognized as the SARs vested using the graded-vesting method as specified by FIN 28.  In addition, changes in the market price of the Company’s Class A impacted the recognition of SARs expense.

Effective January 1, 2006, the Company adopted SFAS 123(R) (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense based on the fair value of SARs.  The Company adopted SFAS 123(R) using the modified prospective transition method, and therefore, prior period results have not been restated.  SFAS 123(R) requires the Company to remeasure the fair value of SARs each reporting period until the award is settled.  Compensation expense must be recognized each reporting period for changes in fair value and vesting.

The fair value of each SAR is estimated on the date of grant and, subsequently, at the end of each reporting period using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model incorporates various highly subjective assumptions, including expected term and volatility.  The Company has reviewed its historical pattern of SARs exercises and has determined that meaningful differences in SARs exercise activity exist between employees and non-employee directors.  Consequently, the Company has categorized SARs into two groups for valuation purposes, as well as separate groups based on grant date.  Expected volatility was determined based on historical volatility using weekly data.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected SARs life assumed at the date of grant less the time that has elapsed since the grant date.  The expected term was calculated based on historical experience.  SFAS 123(R) also requires that a forfeiture assumption be applied to awards that are classified as liabilities such as SARs.  However, cash-settled SARs are remeasured at fair value at the end of each reporting period, and therefore, the impact of actual forfeitures will be reflected at each remeasurement date.

The assumptions used in the Black-Scholes option-pricing model as of fiscal 2006 year end were as follows:

Dividend yield	0.0%	-	.85%
Expected volatility	31.83%	-	35.93%
Risk-free interest rate	4.785%	-	5.1%
Expected average term	3.16	-	3.52 years

See Note 10 for further information related to SARs.

Rental Expense and Income

Rental payments on operating leases are recorded over the lease term as they become payable or receivable except for rental payments on leases with scheduled rent increases which are recognized on a straight-line basis over the term of the lease.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  See Note 13 for further information.

Common Stock and Net Income Per Share

Effective with the second quarter of 2004, the Company adopted EITF No. 03-6, “Participating Securities and the Two-Class method under Financial Accounting Standards Board Statement No. 128,” which requires the use of the Two-Class method to calculate basic net income per share when a company has convertible participating securities.  Prior to November 10, 2004, the Company had two classes of Common Stock including Class B Common Stock (Class B) which was convertible on a share-for-share basis into Class A.  Class B stockholders were entitled to share in 90% of the dividends (other than stock dividends) paid to Class A stockholders.  Under the Two-Class method, the Company assumes that 100% of undistributed earnings are distributed to Class A and Class B stockholders according to the formula for allocation of dividends.  Consequently, the Two-Class method results in a higher allocation of net income and net income per share to Class A versus Class B stockholders.  Basic net income per share is computed by dividing the net income attributable to Class A and Class B stockholders, respectively, by the weighted average number of common shares outstanding under each class during the period.

On November 10, 2004, Bernard Briskin, Chairman of the Board of Directors, President and Chief Executive Officer of the Company, elected to convert Class B shares beneficially owned by him, including shares beneficially owned with his spouse, into Class A shares.  The conversion of these shares triggered the automatic and simultaneous conversion of all remaining Class B shares as provided under the Company’s Restated Certificate of Incorporation.  After the conversion, the Company has only Class A outstanding and all stockholders participate equally in the undistributed earnings of the Company.

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

Net Income Per Share Reconciliation

(In Thousands, Except Share and Per Share Data)	2006	2005	2004

Basic net income per share:
Common Stock — Class A
Dividends declared (1)	$3,212	$3,381	$2,360
Undistributed earnings	20,012	16,470	13,167
Allocated earnings	$23,224	$19,851	$15,527

Weighted average shares	3,241,805	3,381,051	2,217,675

Net income per share	$7.16	$5.87	$7.00

Common Stock — Class B

Dividends declared (1)			$920
Undistributed earnings			6,225
Allocated earnings			$7,145

Weighted average shares			1,164,977

Net income per share			$6.13

Diluted net income per share:

Net income allocated to Class A	$23,224	$19,851	$15,527
Net income allocated to Class B			7,145
Total net income	$23,224	$19,851	$22,672

Weighted average shares:

Class A shares outstanding	3,241,805	3,381,051	2,217,675
Assumed conversion of Class B			1,164,977
Total weighted average shares	3,241,805	3,381,051	3,382,652

Net income per share	$7.16	$5.87	$6.70

(1)               Dividends declared exclude the payment of a $67,665 special dividend in fiscal 2004 as it related to prior years’ undistributed earnings.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions for the reporting period and as of the financial statement date.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses.  Actual results could differ from these estimates.

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

In November 2004, the FASB issued SFAS 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.”  SFAS 151 clarifies that inventory costs that are “abnormal” are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost.  SFAS 151 provides examples of “abnormal” costs including costs of idle facilities, excess freight and handling costs and spoilage.  SFAS 151 was effective for the Company’s fiscal year beginning January 1, 2006.  Adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 123(R) (revised 2004), “Share-Based Payment.”     This statement eliminated the ability to account for share-based compensation transactions using APB 25, “Accounting for Stock Issued to Employees,” and requires instead that compensation expense be recognized based on the fair value on the date of the grant and at each remeasurement date for cash-settled SARs which are accounted for as liabilities.  The adoption of SFAS 123(R) impacted the Company’s consolidated financial statements as discussed below in Note 10.

In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.”  FSP FAS 13-1 clarifies that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense.  This statement was effective with the Company’s first quarter of 2006.  Adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In June 2006, the FASB ratified the consensus of EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”  EITF No. 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision.  The Company’s accounting policy is to present the taxes within the scope of EITF No. 06-3 on a net basis.  The adoption of EITF No. 06-3 in the first quarter of 2007 will not result in a change to the Company’s accounting policy and, accordingly, will not have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This interpretation, which is effective for fiscal years beginning after December 15, 2006, is not expected to have a significant impact on the Company’s consolidated financial statements.

2.                   Investments

Marketable securities are shown on the accompanying Consolidated Balance Sheets at their fair value.

		Unrealized
(In Thousands)	Cost	Gain (Loss)	Fair Value

As of December 30, 2006:

Investments:
Mutual funds	$19,228	$(561)	$18,667
Total	$19,228	$(561)	$18,667

As of December 31, 2005:

Investments:
Mutual funds	$18,399	$(509)	$17,890
United States government securities	1,998	(23)	1,975
Debt securities	746	39	785
Total	$21,143	$(493)	$20,650

Realized net gain from the sale of investments was $1,000, $8,000 and $1,739,000 in 2006, 2005 and 2004, respectively.  In addition, the Company recognized capital gain income from mutual funds of $1,000, $28,000 and $48,000 in 2006, 2005 and 2004, respectively.  Realized net gain (loss) from the sale of investments and capital gain income are included in other income (expense), net on the Consolidated Statements of Operations and Comprehensive Income.

3.                   Accounts Receivable, Net

	December 30,	December 31,
(In Thousands)	2006	2005

Accounts receivable, trade	$3,471	$3,220
Other accounts receivable	2,470	2,689
	5,941	5,909
Less: Allowance for doubtful accounts	(192)	(195)
	$5,749	$5,714

The provision for doubtful accounts in 2006, 2005 and 2004 was approximately $14,000, $49,000 and $15,000.

4.                   Inventories

Inventories valued by the LIFO method totaled $16,580,000 in 2006, $15,750,000 in 2005 and $15,586,000 in 2004.  Inventory balances would have been $4,720,000, $4,155,000 and $3,771,000 higher at the end of 2006, 2005 and 2004, respectively, if they had been stated at the lower of FIFO cost or market.  The LIFO effect on net income was a decrease of approximately $335,000, $227,000 and $221,000 in 2006, 2005 and 2004, respectively.

5.                   Significant Supplier

During 2006, the Company procured approximately 18% of its product through Unified Western Grocers, Inc. (Unified) (formerly Certified Grocers), a grocery wholesale cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits and credit in order to purchase product from the cooperative.  As of December 30, 2006, the Company had approximately $1,933,000 on deposit with Unified in addition to approximately $503,000 related to ownership of equity shares in Unified.  These deposits are recorded under other assets on the Consolidated Balance Sheets.  The minimum deposit requirement is satisfied through a combination of cash, credit and ownership of equity shares in Unified.

6.                   Property, Plant and Equipment

	December 30,	December 31,
(In Thousands)	2006	2005

Land	$8,633	$8,633
Buildings and improvements	9,693	9,693
Store fixtures and office equipment	42,623	40,903
Transportation equipment	3,831	2,789
Machinery and equipment	1,810	1,752
Leasehold improvements	48,018	47,513
Leasehold interests	4,538	4,538
Assets under construction	1,289	2,485
Assets under capital leases	2,200	2,200
	122,635	120,506

Accumulated depreciation and amortization	(74,863)	(70,481)
	$47,772	$50,025

As of December 30, 2006, approximately $34,480,000 of property, plant and equipment (at cost) was fully depreciated and is still being used in operations.  As of December 30, 2006 and December 31, 2005, the Company recorded $2,119,000 and $2,031,000, respectively, in accumulated amortization for assets under capital lease.

7.                   Other Current Liabilities

	December 30,	December 31,
(In Thousands)	2006	2005

Employee compensated absences	$5,133	$5,211
Stock appreciation rights	5,289	3,275
Employee benefits	2,820	2,975
Taxes (excluding income taxes)	3,072	2,462
Payroll	1,290	2,179
Workers’ compensation	2,021	2,151
Dividends payable	790	845
Rent	818	789
Other	3,615	3,771
	$24,848	$23,658

8.                   Long-Term Debt

	Current		Non-Current
	December 30,	December 31,	December 30,	December 31,
(In Thousands)	2006	2005	2006	2005
Obligations under capital leases	$225	$221	$0	$225
7% Subordinated income debentures due September 1, 2014	0	0	1,228	1,228
	$225	$221	$1,228	$1,453

The Company has revolving lines of credit in the amount of $20,000,000 which expires in August 2008 and $3,000,000 which expires in October 2007.  Borrowings bear interest at the bank’s prime rate or the adjusted London Interbank Offer Rate (LIBOR) plus a margin up to 1.2%.  At the end of 2006 and 2005, there were no amounts borrowed against either of the revolving lines of credit.  The Company currently maintains five standby letters of credit aggregating $12,469,000.  The standby letters of credit reduce the available borrowings under its revolving lines of credit.

Debentures: The indenture relating to the 7% Subordinated Income Debentures (7% Debentures), due September 1, 2014, provides for interest payable semi-annually on March 1 and September 1 to the extent that current annual net income is sufficient therefor, or at the discretion of the Company, out of available retained earnings.  No accrued interest was in arrears as of December 30, 2006.  The 7% Debentures are recorded at face value which approximates its fair value.

9.                   Capital Stock

Class A Common Stock:  The Company is authorized to issue 10,000,000 shares of Class A, par value $.25 per share.  At December 30, 2006 and December 31, 2005, the number of shares issued were 4,518,298 and 4,736,202, respectively, including 1,357,200 treasury shares.  During 2006 and 2005, the Company purchased and retired 217,904 and 4,250 shares of its Class A for an aggregate purchase price of approximately $19,999,000 and $334,000, respectively.  The Class A has one vote per share on all matters on which stockholders are entitled to vote or consent.

Class B Common Stock:  The Company was authorized to issue 1,500,000 shares of convertible participating Class B, par value $.25 per share.  As a result of the automatic conversion of all Class B shares in 2004 as described in Note 1 above, future issuances of Class B are prohibited.

On January 19, 2007, the Company paid a regular quarterly cash dividend of 25 cents per share of Class A, aggregating approximately $790,000, to stockholders of record on December 29, 2006.  During February 2006, the Company’s Board of Directors authorized the purchase of up to an additional 150,000 shares of Class A under the Company’s existing stock buyback program.  During 2006, the Company purchased 217,904 shares of Class A in unsolicited private transactions with unrelated parties for an aggregate purchase price of approximately $19,999,000.  The remaining number of shares authorized for purchase is 22,904 as of December 30, 2006.

10.             Stock Options and Stock Appreciation Rights

In 1998, the Company adopted the Stock Option Plan which initially provided for the granting of stock options to key employees to purchase up to 35,000 shares of the Company’s Class A.  The Stock Option Plan was amended in fiscal 2000 to increase the number of shares available thereunder to an aggregate of 70,000 shares.  The objective of the Stock Option Plan is to attract and retain quality personnel and to promote the success of the Company by providing employees the opportunity to share in its growth.  These options vest at 25% per year beginning at the end of the first year and expire five years from the date of grant.  The exercise price of stock options granted under the Stock Option Plan is equal to the fair market value of the Company’s Class A on the date of grant.  There were no stock options issued and outstanding as of December 30, 2006.

The Company also has granted SARs covering shares of the Company’s Class A to non-employee directors and certain employees of the Company and its subsidiaries.  Each SAR entitles the holder to receive upon exercise thereof the excess of the fair market value of a share of Class A on the date of exercise over the fair market value of such share on the date granted.  The SARs vest 25% each year beginning at the end of the first year and expire five years from the date of grant.

Stock options and SARs transactions during the past three years are summarized below.  The weighted average exercise price of SARs outstanding on October 25, 2004, was adjusted to reflect the declaration of a special dividend of $20 per share of the Company’s Class A on that date to stockholders of record on November 15, 2004.

			SARs
			Officers and		Non-Employee
	Stock Options		Employees		Directors
		Weighted		Weighted		Weighted
	Options	Average Price	SARs	Average Price	SARs	Average Price
Outstanding as of 1/3/04	2,000	$9.06	68,875	$49.16	29,250	$24.15

Granted	0	$0.00	13,000	$57.00	50,000	$57.50
Exercised	2,000	$9.06	9,450	$34.81	19,250	$19.71

Outstanding as of 1/1/05	0	$0.00	72,425	$52.44	60,000	$53.36

Granted	0	$0.00	5,000	$86.22	10,000	$78.43
Exercised	0	$0.00	10,375	$41.10	10,000	$57.50

Outstanding as of 12/31/05	0	$0.00	67,050	$56.72	60,000	$56.85

Exercised	0	$0.00	21,650	$53.19	2,500	$28.00
Forfeited	0	$0.00	1,750	$57.00	10,000	$78.43

Outstanding as of 12/30/06	0	$0.00	43,650	$58.46	47,500	$53.83

Exercisable as of 12/30/06			18,150		25,000

Available for grant as of 12/30/06	28,500		N/A		N/A

The aggregate intrinsic value of fully vested SARs as of December 30, 2006 is approximately $2,997,000, all of which are currently exercisable.

The following table summarizes information about the Company’s SARs outstanding at December 30, 2006:

	SARs Outstanding			SARs Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

SARs - Officers & Employees
$40.50	5,000	1.6 years	$40.50	0	$40.50
$57.00	25,000	1.9 years	$57.00	14,750	$57.00
$57.00	8,650	2.5 years	$57.00	2,150	$57.00
$86.22	5,000	4.0 years	$86.22	1,250	$86.22
	43,650	2.2 years	$58.46	18,150	$59.01

SARs - Non-Employee Directors
$34.25	7,500	1.3 years	$34.25	5,000	$34.25
$57.50	40,000	2.1 years	$57.50	20,000	$57.50
	47,500	1.9 years	$53.83	25,000	$52.85

Stock-based compensation under the SARs program was previously subject to variable accounting in accordance with FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” an interpretation of APB 25, “Accounting for Stock Issued to Employees.”  Under FIN 28, compensation expense was recognized as the SARs vested using the graded-vesting method as specified by FIN 28.  In addition, changes in the market price of the Company’s Class A impacted the recognition of SARs expense.  In 2005 and 2004, the Company recorded compensation expense related to SARs of $946,000 and $3,658,000, respectively.

Effective January 1, 2006, the Company adopted SFAS 123(R) (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense based on the fair value of SARs.  The Company adopted SFAS 123(R) using the modified prospective transition method, and therefore, prior period results have not been restated.  As of January 1, 2006, the cumulative effect of adopting SFAS 123(R) resulted in the recognition of $288,000 in compensation expense.  Compensation expense is recorded under SG&A expense on the Consolidated Statements of Operations and Comprehensive Income.

SFAS 123(R) requires the Company to remeasure the fair value of SARs each reporting period until the award is settled.  Compensation expense must be recognized each reporting period for changes in fair value and vesting.  During 2006, the Company recorded $3,383,000 of compensation expense ($2,006,000 net of tax) related to the increase in the fair value of SARs and additional vesting during the period, in addition to the $288,000 recorded as a result of the adoption of SFAS 123(R) as discussed above.  As of December 30, 2006, assuming no change in the SARs fair value, there was approximately $667,000 of total unrecognized compensation cost related to unvested SARs which is expected to be recognized over a weighted average period of 1.1 years.  The total intrinsic value of SARs exercised during 2006 was approximately $1,305,000.  Intrinsic value represents the amount by which the fair value of SARs exceeds the exercise price.

11.    Retirement Plans

The Company contributes to multi-employer union pension plans, administered by various trustees, which may be deemed to be defined benefit plans.  Contributions to these plans are based upon negotiated labor contracts.  Information relating to accumulated benefits and fund assets as they may be allocable to the participants at December 30, 2006 is not available.  The Company records pension expense for these plans as contributions are made.  The Company’s total union pension expense for all plans for 2006, 2005 and 2004 amounted to $6,801,000, $6,241,000 and $6,064,000, respectively.

The Arden Group, Inc. 401(k) Retirement Savings Plan (401(k) Plan) covers all non-union employees of the Company and its subsidiaries who have attained the age of 18 and have completed at least one year of service.  On the first of the month following the completion of one month of service, the 401(k) Plan provides that, with certain limitations, a qualifying employee may elect to contribute up to 100% of such employee’s annual compensation to the 401(k) Plan up to a maximum of $15,000 in 2006 on a tax-deferred basis.  In addition, employees over the age of 50 may elect to make catch up contributions up to a maximum of $5,000 in 2006.  The Company made discretionary contributions to the 401(k) Plan of $919,000, $801,000 and $805,000 for 2006, 2005 and 2004, respectively.

The Company maintains a noncontributory, trusteed Stock Bonus Plan which presently is a qualified profit sharing plan under Section 401(a) of the Internal Revenue Code of 1986, as amended.  Existing plan assets must be invested in the Company’s Class A with excess cash being invested in certain government-backed securities.  Recent legislation passed as part of the Pension Protection Act of 2006 requires employers to allow participants who own employer securities the opportunity to diversify their assets.  As a result, the Stock Bonus Plan will be merged into the 401(k) Plan effective March 2007.

An employment agreement with a key executive officer provides for annual post-employment compensation equal to 25% of his average base salary and bonus earned in the last three fiscal years prior to the cessation of his employment with the Company.  The officer is entitled to monthly payments during his lifetime beginning with the termination of his employment for any reason other than his breach of the employment agreement or termination for cause.  The Company has accrued its obligation under the terms of the employment agreement.  The Company decreased the accrual during 2006 and recognized income of approximately $536,000.  The decrease in the accrual is primarily due to a change in estimate based on the refining of the assumptions and underlying data, including the estimated payout term, in order to better estimate the Company’s liability to the key executive officer.  During 2005 and 2004, the Company expensed $344,000 and $521,000, respectively.  This accrual is recorded under other liabilities on the Consolidated Balance Sheets.

12.    Multi-Employer Union Health Care Plans

The Company contributes to multi-employer union health care plans, administered by various trustees, in accordance with the provisions of various labor contracts.  Contributions to these plans are generally based on the number of straight-time hours worked.  The Company’s expense for these plans totaled $15,231,000, $16,047,000 and $16,977,000 for

2006, 2005 and 2004, respectively.  There were no employer withdrawals, shortfall contributions, maintenance of benefit clauses or other material changes that affected the comparability of employer and multi-employer contributions from year to year.

13.    Income Taxes

The composition of the federal and state income tax provision (benefit) is as follows:

(In Thousands)	2006	2005	2004

Current:
Federal	$13,455	$12,944	$11,433
State	3,513	3,494	3,385
Total current tax provision	16,968	16,438	14,818

Deferred:
Federal	(1,009)	(2,317)	709
State	(64)	(550)	(29)
Total deferred tax provision	(1,073)	(2,867)	680
Total income tax provision	$15,895	$13,571	$15,498

The Company’s deferred tax assets (liabilities) were attributable to the following:

(In Thousands)	December 30, 2006	December 31, 2005

Deferred tax assets:
Accrued expenses	$8,515	$8,457
Deferred rent	2,473	2,361
State income taxes	1,228	1,182
Other	1,578	533
Deferred tax assets	13,794	12,533

Deferred tax liabilities:
Deferred gain on debenture exchange	(2,694)	(2,855)
Other	(830)	(480)
Deferred tax liabilities	(3,524)	(3,335)
Deferred income taxes, net	$10,270	$9,198

Reconciliation of the statutory federal rate and effective rate is as follows:

(In Thousands, Except	2006		2005		2004
Percentage Amounts)	Amount	Rate	Amount	Rate	Amount	Rate
Federal tax at statutory rate	$13,691	35.0%	$11,698	35.0%	$13,360	35.0%
State income taxes, net of federal tax benefit	2,248	5.7%	1,920	5.7%	2,193	5.7%
Other	(44)	(.1)%	(47)	(.1)%	(55)	(.1)%
	$15,895	40.6%	$13,571	40.6%	$15,498	40.6%

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

Assets Under Capital Leases:  Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease.  Contingent rentals associated with capital leases in 2006, 2005 and 2004 were $242,000, $193,000 and $464,000, respectively, and accordingly have been charged to expense as incurred.  Following is an analysis of assets under capital leases:

(In Thousands)	December 30, 2006	December 31, 2005

Buildings:
Cost	$2,200	$2,200
Accumulated amortization	(2,119)	(2,031)
	$81	$169

Future minimum lease payments for assets under capital leases at December 30, 2006 are as follows:

(In Thousands)

Total minimum obligations - 2007	$238

Interest	(13)

Present value of net minimum obligations	225
Current portion	(225)

Long-term obligations	$0

Operating Leases and Subleases:  In addition to capital leases, the Company is obligated under operating leases, primarily for buildings, which expire at various dates through 2027.  Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at December 30, 2006 are as follows:

		Deduct	Net
		Sublease	Rental
(In Thousands)	Commitments	Rentals	Commitments

2007	$9,640	$581	$9,059
2008	9,636	611	9,025
2009	9,257	613	8,644
2010	9,227	593	8,634
2011	8,317	617	7,700
Thereafter	98,369	491	97,878
	$144,446	$3,506	$140,940

Rent expense under operating leases was as follows:

(In Thousands)	2006	2005	2004
Minimum rent	$10,600	$10,468	$8,870
Contingent rent	907	1,108	1,629
	11,507	11,576	10,499
Sublease rentals	(1,824)	(1,674)	(1,636)
	$9,683	$9,902	$8,863

15.    Related Party Transactions

A director of the Company is a partner of a law firm which performs legal services for the Company.

16.    Commitments and Contingent Liabilities

In February 2007, the Company completed negotiation of a new union contract for its Retail Clerks and Meatcutters with the United Food & Commercial Workers International Union (UFCW) to replace the contract expiring on March 5, 2007.  The new contract eliminates the two-tier wage structure and provides for, among other things, wage increases and modifications to the pension and health and welfare plans.  The Company’s employees who are members of the UFCW voted to ratify the new contract in a vote held on February 21 and 23, 2007.  The new contract expires March 5, 2010.  The Company contributes to multi-employer health care and pension plans for the UFCW, and therefore, the rates paid by all employers participating in the trust funds must be equal.  The UFCW has not yet reached an agreement with the three major participating supermarket chains in the Company’s trade area.  Consequently, the benefit contribution rates that the Company negotiated with the UFCW may change based on the outcome of the union’s negotiations with the three major grocery retailers.

If the UFCW reaches a wage agreement with the other participating employers in our trade area under terms that are more favorable to the employers than those agreed to by Gelson’s, this could affect our ability to compete with grocery retailers whose labor costs are less than our own.  In addition, if the three major grocery retailers in our trade area agree to the wage rates that Gelson’s has negotiated under its new contract with the UFCW, then Gelson’s has agreed to further increase its hourly wage rate for experienced level employees by an additional $.05 per hour in the second and third years of the new contract.  The elimination of the two-tier wage structure and increases in wage and benefit costs provided under the new contract could negatively impact the Company’s profitability unless it is able to offset the increased costs through a combination of sales growth, increased prices, management of labor hours and cost savings in other areas.

The Company has an employment agreement with a key executive officer and shareholder which currently expires on January 1, 2009.  In addition to a base salary, the agreement provides for a bonus based on pre-tax earnings.  No maximum compensation limit exists.  Total salary and bonus expensed in 2006, 2005 and 2004 was approximately $2,034,000, $1,804,000 and $1,952,000, respectively.  The unpaid bonus at year end is recorded under accounts payable, trade on the Consolidated Balance Sheets.

The Company is primarily self-insured for losses related to general and auto liability claims and, prior to July 1, 2006, for workers’ compensation as well.  The Company purchased a one-year fully insured guaranteed cost workers’ compensation insurance policy for losses occurring after June 30, 2006.  This policy replaced the high deductible program for workers’ compensation.  The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis. Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred are dependent on future developments, the reserve represents the Company’s best estimate of future payments related to claims.  The Company’s liability reserve for unpaid and incurred but not reported claims at December 30, 2006 and December 31, 2005 was approximately $8,247,000 and $9,523,000, respectively, and is recorded under other current liabilities and other liabilities on the Consolidated Balance Sheets.  The decrease in the reserve is the result of the Company’s ability to successfully reduce the frequency and severity of claims incurred in 2006 compared to 2005.  Effective July 2006, the Company was also able to purchase a one-year fully insured guaranteed cost workers’ compensation insurance policy at a favorable rate to replace the high deductible program for losses occurring after June 30, 2006.

As of December 30, 2006, management had authorized expenditures on incomplete projects for the construction and purchase of property, plant and equipment which totaled approximately $338,000.

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

17.           Selected Quarterly Financial Data (Unaudited)

(In Thousands, Except Per Share Data)

				Diluted
		Gross	Net	Net Income
Quarter	Sales	Profit (1)	Income	Per Share (2)
2005

First	$115,976	$44,236	$5,483	$1.62
Second	116,354	44,488	4,523	1.34
Third	113,855	43,743	4,859	1.44
Fourth	124,169	47,956	4,986	1.48

2006

First	$118,053	$45,701	$5,223	$1.59
Second	119,114	46,197	4,658	1.44
Third	118,141	45,322	5,780	1.79
Fourth	127,429	49,116	7,563	2.34

(1)             As discussed above in Note 1, the Company began recording distribution, purchasing, advertising and occupancy costs in cost of sales beginning in the fourth quarter of 2006.  Previously, these costs were classified within SG&A expense.  The table below reflects the impact on gross profit of reclassifying these costs from SG&A expense to cost of sales for the first three quarters of 2006 and all quarters of 2005.

	2006
	First	Second	Third
Gross Profit	Quarter	Quarter	Quarter

As reported	$54,014	$54,600	$54,069
As reclassified	45,701	46,197	45,322

	2005
	First	Second	Third	Fourth
Gross Profit	Quarter	Quarter	Quarter	Quarter

As reported	$52,504	$53,106	$52,327	$56,428
As reclassified	44,236	44,488	43,743	47,956

(2)             Earnings per share is calculated using the weighted average outstanding shares for the quarter.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
3.1.1

Restated Certificate of Incorporation of Arden Group, Inc. dated November 7, 1988, filed as Exhibit 3.1 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 31, 1988 and incorporated herein by reference.

3.1.2

Certificate of Amendment of Restated Certificate of Incorporation of Arden Group, Inc. dated June 17, 1998, filed as Exhibit 3.1.2 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended January 2, 1999 and incorporated herein by reference.

3.2.1

Amended and Restated By-Laws of Arden Group, Inc. as amended as of November 6, 2001, filed as Exhibit 3.2.2 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 29, 2001 and incorporated herein by reference.

4.1

Indenture dated as of September 1, 1964, between Arden Farms Co. and Security First National Bank, as Trustee, pertaining to 6% Subordinated Income Debentures, due September 1, 2014, filed as Exhibit 4.2 to Registration Statement on Form S-1 of Arden Group, Inc. and Arden-Mayfair, Inc., Registration No. 2-58687, and incorporated herein by reference.

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

10.1*

Employment Agreement dated May 13, 1988, by and among Arden Group, Inc., Arden-Mayfair, Inc., Telautograph Corporation and Gelson’s Markets and Bernard Briskin, filed as Exhibit 10 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended July 2, 1988 and incorporated herein by reference.

Exhibit

10.2*

Amendment to Employment Agreement dated April 27, 1994, by and between Arden Group, Inc., Arden-Mayfair, Inc., AMG Holdings, Inc. and Gelson’s Markets and Bernard Briskin, filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended April 2, 1994 and incorporated herein by reference.

10.3

Form of Indemnification Agreement between the Registrant and the Directors and certain officers, filed as Exhibit 10.13 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 29, 1990 and incorporated herein by reference.

10.4*

Second Amendment to Employment Agreement as of January 1, 1997, by and between Arden Group, Inc., Arden-Mayfair, Inc., AMG Holdings, Inc. and Gelson’s Markets and Bernard Briskin, filed as Exhibit 10.9 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended January 3, 1998 and incorporated herein by reference.

10.5*	Phantom Stock Plan of Arden Group, Inc., filed as Exhibit 10.11 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended January 2, 1999 and incorporated herein by reference.

10.7*

Form of Amendment to Non-Employee Director Phantom Stock Unit Agreement with each John G. Danhakl, Robert A. Davidow, Daniel Lembark, Ben Winters and Kenneth A. Goldman dated December 9, 2002, filed as Exhibit 10.14 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 28, 2002 and incorporated herein by reference.

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

Exhibit

10.11*

Form of Non-Employee Director Phantom Stock Unit Agreement with Steven C. Gordon filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended July 2, 2005 and incorporated herein by reference.

21.	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*          Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report.