Form 10-K/A
period 2006-12-30
ARDEN GROUP INC
filed 2007-05-01
CIK 225051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 0-9904
ARDEN GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3163136

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2020 South Central Avenue, Compton, California	90220
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (310) 638-2842
Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock	NASDAQ Stock Market LLC

(Title of class)	Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the Act:
Title of each class
(None)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐      No ☑
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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the Class A Common Stock last sold on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter was $116,146,484.
The number of shares outstanding of the registrant’s class of common stock as of March 2, 2007 was:
3,161,098 shares of Class A Common Stock

Explanatory Note
Arden Group, Inc. is filing this amendment to revise Item 11 as contained in the Form 10-K for the year ended December 30, 2006 filed with the SEC on March 13, 2007 so as to give effect to the disclosure requirements for executive and director compensation adopted in Securities Act Release No. 33-8765.
The amendment does not reflect the effect of any events subsequent to the original filing of the Form 10-K for the year ended December 30, 2006 as filed with the SEC.
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
The Company currently has no stock options outstanding and does not presently plan on granting stock options. Instead, it provides incentives to certain named executive officers and other executives with participation in the Company’s SARs program. Typically, the Company’s CEO or certain other executives will periodically make a request for the Company to consider awarding SARs to certain employees. The request(s) are typically brought before the Board of Directors to consider. In awarding SARs units, the Board takes into account the balance between the executive’s base salary level, past bonuses and the more long-term nature of the SARs program. Overall, the Company believes that the majority of the compensation package should be in current compensation, but that there should be a meaningful level of longer term rewards, such as contributions to the 401(k) Plan and the SARs program. Each case is discussed on a case by case, individual basis. Also taken into account are the executive’s performance, the Company’s performance and any other SARs units the particular executive in question may have. SARs issued to date entitle the holder to receive upon exercise thereof the excess of the fair market value of a share of Class A, as determined in accordance with the SARs agreement, on the date of exercise over the fair market value of such share on the date granted. The SARs vest 25% each year beginning at the end of the first year and expire five years from the date of grant. The CEO has never participated in the SARs program.
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
The Employment Agreement presently provides for 2007 base compensation of $647,282 which is adjusted each year based on the increase in the Consumer Price Index, subject to a maximum annual increase of 4%, together with incentive formula based compensation predicated upon the Company’s pre-tax profits. In addition, it provides for participation in the Company’s medical plan, the use of a Company-owned car and an annual uninsured medical expense reimbursement of up to $200,000 for Mr. Briskin and his immediately family. In 2006, Mr. Briskin’s overall compensation was $2,082,516 which included a base salary of $635,837 and incentive formula based compensation of $1,398,088. Accordingly, 67% of Mr. Briskin’s overall compensation is primarily incentive based. Mr. Briskin’s Employment Agreement also provides that at such time as his base salary and bonus cease to accrue under the Employment Agreement for any reason other than his breach of the Employment Agreement or termination of his employment for cause, the Company will thereafter pay him on a monthly basis in arrears, as long as he lives, an amount per annum equal to 25% of his average base salary and bonus earned in the last three full fiscal years prior to the cessation of his employment. The Company would also continue to provide Mr. Briskin during his lifetime with health insurance benefits and an automobile allowance equivalent to that which the Company then grants to its senior executives and an annual uninsured medical expense reimbursement of up to $200,000 for Mr. Briskin and his immediate family. At each time that modifications were made to Mr. Briskin’s Employment Agreement, the Company carefully evaluated the effects of Internal Revenue Code Section 162(m). The terms of the Employment Agreement were subject to review during the 2003 fiscal year by the Compensation Committee of the Board of Directors. During the review, discussions took place between Mr. Briskin and the Committee concerning amendments to certain provisions of the Employment Agreement, but no amendments have yet been effected.

The Company’s other named executive officer, Ms. Laura J. Neumann, received total compensation of $258,387 in 2006, consisting of a base salary of $136,620, a bonus of $25,000, option awards in the form of SARs of $75,647 and other benefits amounting to $21,120. The $75,647 of option awards compensation represents the expense recognized for financial statement reporting purposes with respect to fiscal 2006 for the fair value of SARs granted in previous years in accordance with SFAS 123(R) (revised 2004), “Share-Based Payment.” For information regarding valuation assumptions used, see Note 1 of Notes to Consolidated Financial Statements. This amount reflects compensation expense recorded in the Company’s financial statements for these awards as a result of an increase in the fair value of the SARs and additional vesting during fiscal 2006, and does not necessarily correspond to the actual value that will be recognized by Ms. Neumann. Ms. Neumann presently holds 1,750 units of SARs which were awarded to her in 2003. No additional units were awarded to her in 2006 and she exercised SARs covering 875 units in 2006.
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
General
The following table sets forth the total annual and long-term compensation paid or accrued by the Company and its subsidiaries in connection with all businesses of the Company and its subsidiaries to or for the account of the CEO of the Company and the person acting in a similar capacity as the Principal Financial Officer during the 2006 fiscal year.
Summary Compensation Table for 2006

					Non-Equity
Name and				Option	Incentive Plan	All Other
Principal		Salary	Bonus	Awards	Compensation	Compensation	Total
Position	Year	($)	($)	($)(3)	($)	($) (4)	($)
Bernard Briskin, Chief Executive Officer	2006	635,837	(1)	0	1,398,088	48,591	2,082,516

Laura J. Neumann (2)	2006	136,620	25,000	75,647	0	21,120	258,387

(1)	The amount of Mr. Briskin’s bonus is determined under a formula based on the Company’s pre-tax profits and is shown under the Non-Equity Incentive Plan Compensation column of this chart. Mr. Briskin’s Employment Agreement provides for an annual bonus equal to 2 1/2% of the Company’s first $2,000,000 of pre-tax profits (as defined in the Employment Agreement) plus 3 1/2% of pre-tax profits in excess of $2,000,000.

(2)	During the Company’s 2006 fiscal year, it did not have a Chief Financial Officer and Ms. Neumann, Senior Director of Financial Reporting and Compliance, acted in a similar capacity as the Principal Financial Officer of the Company.

(3)	Option awards compensation represents the expense recognized for financial statement reporting purposes with respect to fiscal 2006 for the fair value of SARs granted in previous years in accordance with SFAS 123(R) (revised 2004), “Shared-Based Payment.” For information regarding valuation assumptions used, see Note 1 of Notes to Consolidated Financial Statements. This amount reflects the compensation expense recorderd in the Company’s financial statements for these awards as a result of an increase in the fair value of the SARs and additional vesting during fiscal 2006, and does not necessarily correspond to the actual value that will be recognized by the named executive officer.

(4)	The following table sets forth the components of All Other Compensation included in the Summary Compensation Table for 2006:

	Medical			Pay in
	Expense	401(k)	Auto	Lieu of
	Reimbursement	Plan (1)	Allowance	Vacation	Total
Bernard Briskin	$24,010	$17,600	$6,981	$0	$48,591
Laura J. Neumann	0	16,741	0	4,379	21,120

	$24,010	$34,341	$6,981	$4,379	$69,711

(1)	Includes Company discretionary contributions to the 401(k) Plan.
Employment Agreement and Payment Upon Termination
The compensation of Mr. Briskin, the CEO of the Company, is established under an Employment Agreement, as amended, which currently expires on January 1, 2009. The Employment Agreement provides that, upon the expiration of the initial term on January 1, 2004, the term thereof is automatically extended for successive periods of one fiscal year unless either the Company and its subsidiaries or Mr. Briskin gives notice of termination not less than fifteen months and no more than eighteen months prior to the date upon which the then current term of the Employment Agreement will expire. Pursuant to the terms of the Employment Agreement, Mr. Briskin’s base salary increases on January 1 of each year based upon increases in the Consumer Price Index subject to a maximum annual increase of 4%. His annual bonus is equal to 2 1/2% of the Company’s first $2,000,000 of pre-tax profits (as defined in the Employment Agreement) plus 3 1/2% of pre-tax profits in excess of $2,000,000. The Employment Agreement provides for an annual uninsured medical expense reimbursement up to $200,000 for Mr. Briskin and his immediate family. The terms of the Employment Agreement were subject to review during the 2003 fiscal year by the Compensation Committee of the Board of Directors. During the review, discussions took place between Mr. Briskin and the Committee concerning amendments to certain provisions of the Employment Agreement, but no amendments have yet been effected.

Mr. Briskin’s Employment Agreement provides that at such time as his base salary and bonus cease to accrue under the Employment Agreement for any reason other than his breach of the Employment Agreement or termination of his employment for cause, the Company will thereafter pay him on a monthly basis in arrears, as long as he lives, an amount per annum equal to 25% of his average base salary and bonus earned in the last three full fiscal years prior to the cessation of his employment. The Company would also continue to provide Mr. Briskin during his lifetime with health insurance benefits and an automobile allowance equivalent to that which the Company then grants to its senior executives and an annual uninsured medical expense reimbursement of up to $200,000 for Mr. Briskin and his immediate family. Assuming that as of December 29, 2006, the last business day of the Company’s fiscal year ended December 30, 2006, the Company’s obligation to make these payments was triggered, the Company would be obligated to pay Mr. Briskin $40,004 per month on the first day of each month beginning on February 1, 2007 and ending upon his death and to provide him with an automobile allowance which would be approximately $25,000 per year and health insurance benefits and uninsured medical expense reimbursements up to $200,000 per year for him and his immediate family. For accrual purposes, it is assumed that the cost of the health insurance benefits and the uninsured medical expense reimbursement would aggregate $200,000 per year.
Stock Appreciation Rights
The Company has granted SARs covering shares of the Company’s Class A to non-employee directors and certain officers and employees of the Company and its subsidiaries. Each SAR entitles the holder to receive upon exercise thereof the excess of the fair market value of a share of Class A, as determined in accordance with the SARs agreement, on the date of exercise over the fair market value of such share on the date granted. The SARs vest 25% each year beginning at the end of the first year and expire five years from the date of grant. No SARs were granted during 2006.
The following table provides information as to outstanding SARs held by named executive officers as of December 30, 2006:
Outstanding SAR Awards at Fiscal Year-End for 2006

	Number of Securities	Number of Securities
	Underlying	Underlying	SARs
	Unexercised	Unexercised	Exercise	SARs
	SARs (#)	SARs (#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
Laura J. Neumann (1)	875	875 (2)	57.00	12/5/08

(1)	Acting in a similar capacity as the Principal Financial Officer.

(2)	These SARs will vest on December 5, 2007.

The following table provides information on the exercise of SARs by the named executive officer in 2006:
SAR Exercises 2006

	SAR Awards
	Number of Shares	Value Realized on
Name	Underlying SARs Exercised (#)	Exercise ($)
Laura J. Neumann (1)	875	43,258(2)

(1)	Acting in a similar capacity as the Principal Financial Officer.

(2)	Difference between the fair market value of a share of Class A on the date of exercise and the fair market value on the date of grant.
Remuneration of Directors
The following table provides information as to non-employee director compensation for the year ended December 30, 2006:
Director Compensation for 2006

		Option
	Fees Earned or Paid in	Awards	Total
Name	Cash ($)	($)(1)	($)
John G. Danhakl	50,000	337,330	387,330
Robert A. Davidow	54,000	337,330	391,330
Kenneth A. Goldman	30,000	359,858	389,858
Steven C. Gordon	27,000	0	27,000
Steven Romick	58,000	623,355	681,355

(1)	As of December 30, 2006, each of the directors held SARs covering 10,000 shares of Class A, except Mr. Romick who held SARs covering 17,500 shares of Class A. No SARs were granted to directors during 2006. Option awards compensation represents the expense recognized for financial statement reporting purposes with respect to fiscal 2006 for the fair value of SARs granted in previous years in accordance with SFAS 123(R) (revised 2004), “Shared-Based Payment.” For information regarding valuation assumptions used, see Note 1 of Notes to Consolidated Financial Statements. These amounts reflect the compensation expense recorded in the Company’s financial statements for these awards as a result of an increase in the fair value of the SARs and additional vesting during fiscal 2006, and do not necessarily correspond to the actual value that will be recognized by the named directors.
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

Each of the non-employee directors presently holds SARs covering shares of Class A. When the SARs are exercised, each unit entitles the holder to receive the excess of the fair market value of a share of Class A, as determined in accordance with the SARs agreement, on the date of exercise over the fair market value on the date of grant. Units vest 25% each year beginning at the end of the first year and expire five years from the date of grant.
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

Item 15. Exhibits and Financial Statement Schedules
31.1 Certification of Chief Executive Office pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

ARDEN GROUP, INC.
Registrant

Date
By:	/s/ Bernard Briskin	4/30/07

Bernard Briskin
(Chairman of the Board of Directors, President and Chief Executive Officer)