Form 10-Q
period 2007-03-31
ARDEN GROUP INC
filed 2007-05-08
CIK 225051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the registrant’s class of common stock as of May 4, 2007 was:

3,161,098 shares of Class A Common Stock

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

Assets	March 31, 2007	December 30, 2006
Current assets:
Cash and cash equivalents	$45,423	$36,842
Investments	18,947	18,667
Accounts receivable, net of allowance for doubtful accounts, of $191 and $192 as of March 31, 2007 and December 30, 2006, respectively	5,323	5,749
Inventories, net	17,896	19,881
Deferred income taxes	3,828	5,083
Other current assets	3,017	2,884
Total current assets	94,434	89,106

Property, plant and equipment, net	46,789	47,772
Deferred income taxes	5,234	5,187
Other assets	3,391	3,536
Total assets	$149,848	$145,601

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$16,840	$18,877
Federal and state income taxes payable	2,919	3,214
Current portion of long-term debt	166	225
Other current liabilities	26,320	24,848
Total current liabilities	46,245	47,164
Long-term debt	1,228	1,228
Deferred rent	6,094	6,070
Other liabilities	8,205	8,845
Total liabilities	61,772	63,307

Commitments and contingent liabilities (Note 6)

Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 4,518,298 shares issued and outstanding as of March 31, 2007 and December 30, 2006 including 1,357,200 treasury shares	1,129	1,129
Capital surplus	5,378	5,378
Unrealized loss on investments	(226)	(332)
Retained earnings	85,548	79,872

	91,829	86,047
Treasury stock, at cost	(3,753)	(3,753)
Total stockholders’ equity	88,076	82,294
Total liabilities and stockholders’ equity	$149,848	$145,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)
	Thirteen Weeks Ended
	March 31, 2007	April 1, 2006
Sales	$120,430	$118,053
Cost of sales	73,242	72,352
Gross profit	47,188	45,701
Selling, general and administrative expenses	37,562	37,275
Operating income	9,626	8,426
Interest and dividend income	605	422
Interest expense	(26)	(33)
Income before income taxes	10,205	8,815
Income tax provision	3,739	3,592
Net income	$6,466	$5,223

Other comprehensive income, net of tax:
Net unrealized holding gain from available-for-sale securities, net of income tax expense of $74 and $5 for 2007 and 2006, respectively	106	6
Comprehensive income	$6,572	$5,229

Basic and diluted net income per common share	$2.05	$1.59

Basic and diluted weighted average common shares outstanding	3,161,098	3,280,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)
	Thirteen Weeks Ended
	March 31, 2007	April 1, 2006
Cash flows from operating activities:
Cash received from customers	$120,862	$118,836
Cash paid to suppliers and employees	(108,475)	(108,775)
Interest and dividends received	596	426
Interest paid	(48)	(54)
Income taxes paid	(2,650)	(3,400)
Net cash provided by operating activities	10,285	7,033

Cash flows from investing activities:
Capital expenditures	(755)	(1,504)
Purchases of investments	(100)	(82)
Proceeds from the sale of property, plant and equipment	0	28
Net cash used in investing activities	(855)	(1,558)

Cash flows from financing activities:
Principal payments under capital lease obligations	(59)	(53)
Purchase and retirement of Company stock	0	(12,481)
Cash dividends paid	(790)	(845)
Net cash used in financing activities	(849)	(13,379)

Net increase (decrease) in cash and cash equivalents	8,581	(7,904)

Cash and cash equivalents at beginning of period	36,842	36,338

Cash and cash equivalents at end of period	$45,423	$28,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In Thousands)
	Thirteen Weeks Ended
	March 31, 2007	April 1, 2006
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net income	$6,466	$5,223

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,734	1,759
Deferred income taxes	1,134	980
Net (gain) loss from the disposal of property, plant and equipment	4	(22)
Stock appreciation rights compensation expense	821	588

Change in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts receivable	426	794
Inventories	1,985	2,175
Other current assets	(133)	(281)
Other assets	145	30

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	(1,468)	(3,718)
Federal and state income taxes payable	(295)	(787)
Deferred rent	24	78
Other liabilities	(558)	214

Net cash provided by operating activities	$10,285	$7,033

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

The accompanying condensed consolidated financial statements for the thirteen weeks ended March 31, 2007 and April 1, 2006 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles (GAAP) for interim financial information.  These financial statements have not been audited by an independent registered public accounting firm but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) regulations.  Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2006 Annual Report on Form 10-K.  The results of operations for the thirteen week period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 29, 2007.

Reclassifications

During 2006, the Company reviewed the public filings of several competitors in the grocery industry to determine how they classify certain expenses in their Statements of Operations.  The Company determined that the majority of its competitors were recording distribution, purchasing, advertising and occupancy costs within cost of sales, whereas the Company had, in the past, classified these costs within selling, general and administrative (SG&A) expense.  Upon review, management determined that while both methods are acceptable under GAAP, management believes this alternative presentation provides increased comparability to the financial results of its competitors.

The Company retroactively reclassified approximately $8,313,000 from SG&A expense to cost of sales for the first quarter of 2006.  The following table summarizes the impact of the reclassification on the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income for the first quarter of 2006.  The reclassification had no impact on operating income, net income, net cash flow or any element of the Company’s Condensed Consolidated Balance Sheet.  See the discussion under the heading Cost of Sales below for additional information.

	Thirteen Weeks Ended April 1, 2006
	As	% of	As	% of
(In Thousands)	Reported	Sales	Reclassified	Sales

Sales	$118,053	100.0	$118,053	100.0
Cost of sales	64,039	54.3	72,352	61.3
Gross profit	54,014	45.7	45,701	38.7
SG&A expense	45,588	38.6	37,275	31.6
Operating income	$8,426	7.1	$8,426	7.1

Revenue Recognition

The Company recognizes revenue at the time of sale.  Revenue is recorded net of sales tax.   Discounts given to customers are recorded at the point of sale as a reduction of revenues.  The Company maintains a bad debt allowance for receivables from vendors and Gelson’s Markets (Gelson’s) credit card users.  Valuation reserves are adjusted periodically based on historical recovery rates.  The Company records income from licensing arrangements, subleases, leases and finance charges as they are earned.  Income from all licensing arrangements, rental income and finance charges represents less than 1% of sales for all periods presented, and therefore is not disclosed separately on the Condensed Consolidated Statements of Operations and Comprehensive Income.

Cost of Sales

Cost of sales includes product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Warehouse and transportation costs include receiving and inspection costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center and distribution system.  Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products.  Advertising costs, net of vendor reimbursements, are expensed as incurred and include the cost of the Gelson’s newsletter, newspaper ads and other print advertising.  Occupancy costs consist of rent, common area charges (where applicable), depreciation and utilities related to Gelson’s operations. The following table summarizes warehouse, transportation, purchasing, advertising and occupancy costs for the first quarter of 2007 and 2006.

	Thirteen Weeks Ended
(In Thousands)	March 31, 2007	April 1, 2006

Warehouse and transportation	$1,622	$1,684
Purchasing	800	695
Advertising	318	255
Occupancy	5,674	5,679
	$8,414	$8,313

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

2.       Multi-Employer Pension and Health Care Plans

The Company contributes to several multi-employer union pension and health care plans, administered by various trustees, in accordance with the provisions of various labor contracts.  Pension and health care costs are generally based on the number of straight-time hours worked and the contribution rate per hour as stipulated in the Company’s various collective bargaining agreements.  The Company’s contributions to all union pension and health care plans totaled approximately $5,262,000 and $5,695,000 in the first quarter of 2007 and 2006, respectively.  Health care costs accounted for the majority of the decrease which occurred due to a reduction in the average hourly contribution rate and the number of hours eligible for contributions.

The Arden Group, Inc. 401(k) Retirement Savings Plan (Plan) covers all nonunion employees of the Company and its subsidiaries who have attained the age of 18 and have completed the applicable service requirement.  The Plan provides that, with certain limitations, an employee with at least one month of service may elect to contribute up to 100% of such employee’s annual compensation to the Plan up to a maximum of $15,500 in 2007 on a tax-deferred basis, in addition to catch up contributions up to a maximum of $5,000 for employees over the age of 50.  Employees are eligible to participate in the Company’s discretionary contributions beginning on January 1 or July 1 following the completion of one year of service.  The Company accrued approximately $247,000 and $240,000 towards this benefit for the first quarter of 2007 and 2006, respectively.

3.       Stock Appreciation Rights

The Company has outstanding stock appreciation rights (SARs) that have been granted to non-employee directors and certain employees.  Each SAR entitles the holder to receive cash upon exercise equal to the excess of the fair market value of a share of the Company’s Class A Common Stock, as determined in accordance with the SARs agreement, on the date of exercise over the fair market value of such share on the date granted.  The SARs vest 25% each year beginning at the end of the first year and expire five years from the date of grant.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. (SFAS) 123(R) (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense based on the fair value of SARs.  The Company adopted SFAS 123(R) using the modified prospective transition method, and therefore prior period results were not restated.  As of January 1, 2006, the cumulative effect of adopting SFAS 123(R) resulted in the recognition of $288,000 in compensation expense.  Compensation expense is recorded under SG&A expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.

SFAS 123(R) requires the Company to remeasure the fair value of SARs each reporting period until the award is settled. The fair value of each SAR is estimated on the date of grant and, subsequently, at the end of each reporting period using the Black-Scholes option-pricing model which relies on the use of various highly subjective assumptions. The assumptions used in the Black-Scholes option-pricing model for the first quarter ended March 31, 2007 were as follows:

Dividend yield	0%	—	.83%
Expected volatility	26.59%	—	33.80%
Risk-free interest rate	4.514%	—	4.963%
Expected average term	3.16	—	3.52 years

Compensation expense must be recognized each reporting period for changes in fair value and vesting.  During the first quarter of 2007 and 2006, the Company recorded $821,000 and $300,000 of compensation expense, respectively, related to the increase in the fair value of SARs and additional vesting during each period. During the first quarter of 2007, 4,400 SAR units were exercised with an intrinsic value of $272,000.  Intrinsic value represents the amount by which the fair value of SARs exceeds the base price. On March 13, 2007, the Company granted SARs covering 11,500 shares at a base price of $121.03 per share which represents the fair market value of the Company’s Class A Common Stock on that date.  During the first quarter of 2007, 3,750 SARs units were forfeited.

4.     Income Taxes

The Company adopted Financial Accounting Standards Board Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” on the first day of its 2007 fiscal year.  The implementation of FIN 48 did not result in a material adjustment to the Company’s liability for unrecognized income tax benefits.  At the time of adoption and as of the end of the first quarter of 2007, the Company had approximately $40,000 of unrecognized tax benefits, all of which would impact our effective tax rate if recognized.  The Company does not believe that the unrecognized tax benefit will change significantly within the year following the first quarter of 2007.

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and SG&A expense, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Income.  No interest or penalties were recognized during the first quarter of 2007.  As of March 31, 2007, the Company had approximately $87,000 and $0 accrued for interest and penalties.  The interest accrual is net of the applicable federal and state tax savings which would result if the interest were paid out.

The Company files income tax returns in the U.S. federal jurisdiction and the California state jurisdiction.  The Company is no longer subject to federal and state tax examinations for years before 2003 and 2002, respectively.

5.       Net Income Per Common Share

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

7.       Recent Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) ratified the consensus of Emerging Issues Task Force (EITF) No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”  EITF No. 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision.  The Company’s accounting policy is to present the taxes within the scope of EITF No. 06-3 on a net basis.  The adoption of EITF No. 06-3 in the first quarter of 2007 did not result in a change to the Company’s accounting policy and, accordingly, did not have any effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This interpretation, which was effective for the Company on the first day of its 2007 fiscal year, did not have a significant impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements.  This statement is effective for financial statements issued for the Company’s first quarter of 2008.  The Company is currently evaluating the impact SFAS 157 may have on its financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.”  SFAS 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized into net earnings at each subsequent reporting date.  SFAS 159 will be effective at the beginning of the Company’s fiscal year 2008.  The Company is currently evaluating the impact SFAS 159 may have on its financial statements.

8.       Subsequent Events

On April 20, 2007, the Company paid a regular quarterly cash dividend of $0.25 per share on Class A Common Stock totaling approximately $790,000 to stockholders of record on March 30, 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company.  Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in other parts of this report and in other Company filings are forward-looking statements.  These statements discuss, among other things, future sales growth, operating results and financial condition.  Forward-looking statements reflect the Company’s current plans and expectations regarding important risk factors and are based on information currently known to the Company.  The Company cautions readers that any forward-looking statements contained in this report or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.  The risks described in the Company’s Annual Report on Form 10-K are not the only risks it faces. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material could also have an adverse effect on the Company’s future sales growth, operating results or financial position.  The Company does not undertake any obligation to update forward-looking statements.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities.  Management has established accounting policies that they believe are appropriate in order to reflect the accurate reporting of the Company’s operating results, financial position and cash flows.  The Company applies these accounting policies in a consistent manner.  Management bases their estimates on historical experience, current and expected economic conditions and various other factors that management believes to be reasonable under the circumstances.  These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  The Company reevaluates these significant factors and makes adjustments where facts and circumstances dictate.  Future events and their effects cannot be determined with absolute certainty, and therefore actual results may differ from estimates.  As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006, management considers its policies on accounting for inventories, impairment of long-lived assets, insurance reserves, revenue recognition, cost of sales, vendor allowances and share-based compensation to be the most critical in the preparation of the Company’s financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.  In addition, the Company also considers the application of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which the Company adopted on the first day of its 2007 fiscal year, to involve critical accounting policies.  As discussed above, FIN 48 requires the Company to evaluate the probability that a position taken or expected to be taken on a tax return will be sustained upon examination and to measure the expected benefit to ultimately be realized.

Results of Operations

In February 2007, the Company completed negotiation of a new union contract with the United Food & Commercial Workers International Union (UFCW) to replace the contract which expired on March 5, 2007.  The new contract eliminates the two-tier wage structure and provides for, among other things, wage increases and modifications to the pension and health and welfare plans.  The Company’s employees who are members of the UFCW voted to ratify the new contract in a vote held on February 21 and 23, 2007.  The new contract expires March 5, 2010.

 The Company contributes to multi-employer health care and pension plans for the UFCW, and therefore, the rates paid by all employers participating in the trust funds must be equal.  The UFCW has not yet reached an agreement with the three major participating supermarket chains in the Company’s trade area.  Consequently, the benefit contribution rates that the Company negotiated with the UFCW may change based on the outcome of the union’s negotiations with the three major grocery retailers and no change in contribution rates will take effect until these negotiations are completed.  Any such change would be effective retroactive to March 6, 2007.

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

First Quarter Analysis

 Net income in the first quarter of 2007 increased 23.8% to $6,466,000 compared to $5,223,000 during the first quarter of 2006.  Operating income increased 14.2% to $9,626,000 in the first quarter of 2007 compared to $8,426,000 in the same period of the prior year.

Same store sales from the Company’s 18 supermarkets (all of which are located in Southern California and were open in both periods presented) were $120,430,000 in the first quarter of 2007 representing an increase of 2.0% compared to sales of $118,053,000 in the first quarter of 2006.  The first quarter of 2007 included Passover sales which occurred in the second quarter of 2006 contributing somewhat to the year over year sales increase.  The Company does not believe that inflation contributed significantly to the increase in sales.

The Company’s gross profit as a percent of sales was 39.2% in the first quarter of 2007 compared to 38.7% in the same period of 2006.  The Company includes product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs in cost of sales, thereby reducing gross profit by these amounts.  As discussed under Note 1 of Notes to Condensed Consolidated Financial Statements, the gross profit percentage for 2006 has been revised to reflect the reclassification of certain costs previously recorded under SG&A expense to cost of sales.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 31.2% in the first quarter of 2007 compared to 31.6% in the same period of the prior year.  The Company experienced a decrease in labor and other related payroll expense as a percent of sales during the first quarter of 2007 compared to the same period of the prior year primarily due to increased sales dollars which did not require a similar increase in labor hours.  The new contract with the UFCW which was effective on March 5, 2007, as discussed above, only impacted the last four weeks of the quarter ended March 31, 2007.  The Company may experience an increase in labor costs during the remainder of fiscal 2007 as a result of the new contract.

In addition, SG&A expense decreased due to a reduction in workers’ compensation expense in the first quarter of 2007 compared to the same period of the prior year.   During the first half of 2006, the Company was primarily self-insured through the use of a high deductible policy which provides the Company with stop-loss coverage to limit its exposure on a per claim basis and provides coverage for qualifying costs in excess of per claim limits.  Effective July 2006, the Company purchased a one-year fully insured guaranteed cost workers’ compensation insurance policy at a favorable rate to replace the high deductible program for losses occurring after June 30, 2006.  The guaranteed cost program limits the Company’s maximum exposure.  Workers’ compensation expense in the first quarter of 2007 compared to the same period of the prior year is lower as the policy premium under the new guaranteed cost program is less than what was accrued in the prior year under the Company’s former high deductible program.   The Company continues to maintain an accrual for claims incurred prior to July 2006 under the former program which is based on both reported claims and an estimate of claims incurred but not reported.  While the Company devotes substantial time and commitment to maintaining a safe work environment, the ultimate cost of workers’ compensation is highly dependent upon legal and legislative trends, the inflation rate of health care costs and the Company’s ability to manage claims.

The overall decrease in SG&A expense was partially offset by higher SARs expense in the first quarter of 2007 compared to the prior year.  The Company has outstanding SARs that have been granted to non-employee directors and certain employees.  During the first quarter of 2007, the Company recognized $821,000 of SARs compensation expense due to an increase in the fair value of SARs since the end of the previous quarter and the additional vesting of SARs.  During the first quarter of 2006, the Company recognized $588,000 of SARs compensation expense of which $288,000 resulted from the adoption of SFAS 123(R) as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements.  As of March 31, 2007, assuming no change in the SARs fair value, there was approximately $839,000 of total unrecognized compensation cost related to unvested SARs which is expected to be recognized over a weighted average period of 1.1 years.

The Company contributes to several multi-employer union pension and health care plans.  Pension and health care costs are determined based on total straight-time hours worked and the contribution rate per hour as stipulated in the Company’s various collective bargaining agreements.  The Company’s provision for all union pension and health care plans decreased 7.6% to $5,262,000 in the first quarter of 2007 compared to $5,695,000 in the first quarter of 2006 due to a reduction in the average hourly health and welfare contribution rate and the number of hours eligible for pension and health care contributions.

Interest and dividend income was $605,000 in the first quarter of 2007 compared to $422,000 for the same period in 2006 due to increased cash levels and higher interest rates in 2007.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses from available-for-sale securities be included as a component of stockholders’ equity.  Unrealized gains on available-for-sale securities were $106,000 (net of income tax expense of $74,000) in the first quarter of 2007 compared to unrealized gains of $6,000 (net of income tax expense of $5,000) in the first quarter of 2006.  As of March 31, 2007, net unrealized losses totaled $226,000 compared to $332,000 as of December 30, 2006.  Management does not believe any of these losses are other-than-temporary.

During the first quarter of 2006, the Company purchased 149,573 shares of Class A Common Stock in unsolicited private transactions with unrelated parties for an aggregate purchase price of approximately $12,481,000.  As a result of these purchases and a purchase in December 2006 of 68,331 shares for approximately $7,518,000, the weighted average shares outstanding of Class A Common Stock used in computing net income per common share was 3,161,098 during the first quarter of 2007 compared to 3,280,436 during the first quarter of 2006 which had the effect of increasing net income per common share on a comparative basis.

CAPITAL EXPENDITURES/LIQUIDITY

The Company’s current cash position, including investments and net cash provided by operating activities, are the primary sources of funds available to meet the Company’s capital expenditure and liquidity requirements.  The Company’s cash position, including investments, at the end of the first quarter 2007 was $64,370,000.  During the thirteen weeks ended March 31, 2007, the Company generated approximately $10,285,000 of cash from operating activities compared to $7,033,000 in the same period of 2006.

Cash not required for the immediate needs of the Company is temporarily invested in commercial paper and marketable securities.  Currently, all temporary investments are highly liquid.  The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.

The Company also has two revolving lines of credit totaling $23,000,000 available for standby letters of credit, funding operations and expansion.  There were no outstanding borrowings against either of the revolving lines as of March 31, 2007.  The Company currently maintains five standby letters of credit aggregating $12,469,000 pursuant to the Company’s lease requirements and general and auto liability and workers’ compensation self-insurance programs.  The standby letters of credit reduce the available borrowings under its revolving lines.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of March 31, 2007:

	Contractual Cash Obligations (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
7% Subordinated Income Debentures Due September 2014 Including Interest	$1,873	$86	$172	$172	$1,443
Capital Lease Obligations Including Interest	173	173	0	0	0
Operating Leases	142,966	9,868	19,022	18,189	95,887
Total Contractual Cash Obligations (1)	$145,012	$10,127	$19,194	$18,361	$97,330

	Other Commercial Commitments (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Standby Letters of Credit (2)	$12,469	$12,469	$0	$0	$0

(1)             Other Contractual Obligations

The Company had the following other contractual cash obligations at March 31, 2007.  The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments are unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to general and auto liability claims, in addition to workers’ compensation claims which occurred prior to July 2006.  The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis. Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims.  The Company’s workers’ compensation and liability insurance reserves for reported claims and an estimate of claims incurred but not reported at March 31, 2007 totaled approximately $7,828,000.  For claims incurred after June 30, 2006, the Company is fully insured for workers’ compensation purposes under a guaranteed cost insurance policy.

Employment Agreement

The Company has an employment agreement with a key executive officer that provides for annual retirement compensation equal to 25% of his average base salary and bonus earned in the last three fiscal years prior to his retirement. The Company had accrued $2,171,000 under the terms of the employment agreement as of March 31, 2007.

Property, Plant and Equipment Purchases

As of March 31, 2007, management had authorized expenditures on incomplete projects for the purchase of property, plant and equipment which totaled approximately $1,305,000.  The Company has an ongoing program to remodel existing supermarkets and to add new stores.  During the first quarter of 2007, capital expenditures were $755,000.

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

In March 2007, the Company announced a stock repurchase program, authorized by the Board of Directors, to purchase from time to time up to 200,000 shares of its Class A Common Stock in the open market or in private transactions. This was in addition to the 22,904 shares remaining under prior repurchase authorizations.  The timing, volume and price of purchases are at the discretion of the management of the Company.  During fiscal 2006, the Company purchased and retired 217,904 shares of Class A Common Stock for an aggregate purchase price of approximately $19,999,000 in private transactions with unrelated parties.

On April 20, 2007, the Company paid a regular quarterly cash dividend of $0.25 per share of Class A Common Stock totaling approximately $790,000 to stockholders of record on March 30, 2007.

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

A change in market prices exposes the Company to market risk related to its investments.  As of March 31, 2007, all investments were classified as available-for-sale securities and totaled $18,947,000.  A hypothetical 10% drop in the market value of these investments would result in a $1,895,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

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

Management, with the participation of the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

ITEM 6.  EXHIBITS

10.1	Form of Non-Employee Director Phantom Stock Unit Agreement with M. Mark Albert.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDEN GROUP, INC.
Registrant

Date:	May 8, 2007	/s/LAURA J. NEUMANN
Laura J. Neumann
Senior Director of Financial
Reporting and Compliance
(Authorized Signatory)