Form 10-Q
period 2007-06-30
ARDEN GROUP INC
filed 2007-08-07
CIK 225051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the registrant’s class of common stock as of August 3, 2007 was:

3,161,098 shares of Class A Common Stock

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

	June 30, 2007	December 30, 2006

Assets
Current assets:
Cash and cash equivalents	$52,132	$36,842
Investments	19,001	18,667
Accounts receivable, net of allowance for doubtful accounts, of $191 and $192 as of June 30, 2007 and December 30, 2006, respectively	5,726	5,749
Inventories, net	17,622	19,881
Deferred income taxes	4,685	5,083
Other current assets	2,423	2,884

Total current assets	101,589	89,106

Property, plant and equipment, net	45,900	47,772
Deferred income taxes	5,371	5,187
Other assets	3,389	3,536

Total assets	$156,249	$145,601

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$16,761	$18,877
Federal and state income taxes payable	4,363	3,214
Current portion of long-term debt	105	225
Other current liabilities	26,105	24,848

Total current liabilities	47,334	47,164

Long-term debt	1,228	1,228
Deferred rent	6,116	6,070
Other liabilities	7,885	8,845

Total liabilities	62,563	63,307

Commitments and contingent liabilities (Note 6)

Stockholders’ equity:

Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 4,518,298 shares issued and outstanding as of June 30, 2007 and December 30, 2006 including 1,357,200 treasury shares	1,129	1,129
Capital surplus	5,378	5,378
Unrealized loss on investments	(327)	(332)
Retained earnings	91,259	79,872
	97,439	86,047
Treasury stock, at cost	(3,753)	(3,753)
Total stockholders’ equity	93,686	82,294
Total liabilities and stockholders’ equity	$156,249	$145,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Sales	$119,823	$119,114	$240,253	$237,167
Cost of sales	73,309	72,917	146,551	145,269
Gross profit	46,514	46,197	93,702	91,898
Selling, general and administrative expenses	36,326	38,844	73,888	76,119
Operating income	10,188	7,353	19,814	15,779
Interest and dividend income	809	540	1,414	962
Interest expense	(26)	(32)	(52)	(65)
Income before income taxes	10,971	7,861	21,176	16,676
Income tax provision	4,470	3,203	8,209	6,795

Net income	$6,501	$4,658	$12,967	$9,881

Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) from available-for-sale securities, net of income tax expense (benefit) of ($70) and $4 for 2007 and ($5) and $0 for 2006, respectively	(101)	(5)	5	1

Comprehensive income	$6,400	$4,653	$12,972	$9,882

Basic and diluted net income per common share	$2.05	$1.44	$4.10	$3.04
Basic and diluted weighted average common shares outstanding	3,161,098	3,229,429	3,161,098	3,254,932

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Twenty-Six Weeks Ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities:
Cash received from customers	$240,325	$237,568
Cash paid to suppliers and employees	(216,093)	(216,060)
Interest and dividends received	1,360	852
Interest paid	(54)	(66)
Income taxes paid	(6,600)	(6,755)

Net cash provided by operating activities	18,938	15,539

Cash flows from investing activities:
Capital expenditures	(1,625)	(2,928)
Purchases of investments	(325)	(242)
Proceeds from the sale of property, plant and equipment	2	191

Net cash used in investing activities	(1,948)	(2,979)

Cash flows from financing activities:
Principal payments under capital lease obligations	(120)	(107)
Purchase and retirement of Company stock	0	(12,481)
Cash dividends paid	(1,580)	(1,652)

Net cash used in financing activities	(1,700)	(14,240)

Net increase (decrease) in cash and cash equivalents	15,290	(1,680)
Cash and cash equivalents at beginning of period	36,842	36,338

Cash and cash equivalents at end of period	$52,132	$34,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(In Thousands)

	Twenty-Six Weeks Ended
	June 30, 2007	July 1, 2006
Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$12,967	$9,881

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,468	3,549
Provision for losses on accounts receivable	0	7
Deferred income taxes	210	(638)
Net (gain) loss from the disposal of property, plant and equipment	27	(179)
Stock appreciation rights compensation expense	1,254	2,420

Change in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts receivable	23	304
Inventories	2,259	2,014
Other current assets	461	48
Other assets	147	80

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	(2,465)	(3,288)
Federal and state income taxes payable	1,149	679
Deferred rent	46	156
Other liabilities	(608)	506

Net cash provided by operating activities	$18,938	$15,539

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

The accompanying condensed consolidated financial statements for the thirteen and twenty-six weeks ended June 30, 2007 and July 1, 2006 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles (GAAP) for interim financial information.  These financial statements have not been audited by an independent registered public accounting firm but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) regulations.  Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2006 Annual Report on Form 10-K.  The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 29, 2007.

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

The Company retroactively reclassified approximately $8,403,000 and $16,716,000 from SG&A expense to cost of sales for the thirteen and twenty-six weeks ended July 1, 2006, respectively.  The following table summarizes the impact of this reclassification on the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income.  The reclassification had no impact on operating income, net income, net cash flow or any element of the Company’s Condensed Consolidated Balance Sheet.  See the discussion under the heading Cost of Sales below for additional information.

	Thirteen Weeks Ended July 1, 2006				Twenty-Six Weeks Ended July 1, 2006
	As	% of	As	% of	As	% of	As	% of
(In Thousands)	Reported	Sales	Reclassified	Sales	Reported	Sales	Reclassified	Sales

Sales	$119,114	100.0%	$119,114	100.0%	$237,167	100.0%	$237,167	100.0%
Cost of Sales	64,514	54.2%	72,917	61.2%	128,553	54.2%	145,269	61.3%

Gross Profit	54,600	45.8%	46,197	38.8%	108,614	45.8%	91,898	38.7%
SG&A Expense	47,247	39.6%	38,844	32.6%	92,835	39.2%	76,119	32.1%

Operating Income	$7,353	6.2%	$7,353	6.2%	$15,779	6.6%	$15,779	6.6%

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

Cost of Sales

Cost of sales includes product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Warehouse and transportation costs include receiving and inspection costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center and distribution system.  Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products.  Advertising costs, net of vendor reimbursements, are expensed as incurred and include the cost of the Gelson’s newsletter, newspaper ads and other print advertising.  Occupancy costs consist of rent, common area charges (where applicable), depreciation and utilities related to Gelson’s operations. The following table summarizes warehouse, transportation, purchasing, advertising and occupancy costs for the thirteen and twenty-six weeks ended June 30, 2007 and July 1, 2006.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Warehouse and Transportation	$1,722	$1,523	$3,344	$3,207
Purchasing	744	706	1,544	1,401
Advertising	147	409	465	664
Occupancy	5,873	5,765	11,547	11,444

	$8,486	$8,403	$16,900	$16,716

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

2.       Multi-Employer Pension and Health Care Plans

The Company contributes to several multi-employer union pension and health care plans, administered by various trustees, in accordance with the provisions of various labor contracts.  Pension and health care costs are generally based on the number of straight-time hours worked and the contribution rate per hour as stipulated in the Company’s various collective bargaining agreements.  The Company’s contributions to all union pension and health care plans totaled approximately $5,232,000 and $5,643,000 in the second quarter of 2007 and 2006, respectively.  Contributions were approximately $10,495,000 for the first half of 2007 compared to $11,337,000 in the same period of the prior year.  Health care costs accounted for the majority of the decrease which occurred due to a reduction in both the average hourly contribution rate and the number of hours eligible for contributions.

The Arden Group, Inc. 401(k) Retirement Savings Plan (Plan) covers all nonunion employees of the Company and its subsidiaries who have attained the age of 18 and have completed the applicable service requirement.  The Plan provides that, with certain limitations, an employee with at least one month of service may elect to contribute up to 100% of such employee’s annual compensation to the Plan up to a maximum of $15,500 in 2007 on a tax-deferred basis, in addition to catch up contributions up to a maximum of $5,000 for employees over the age of 50.  Employees are eligible to participate in the Company’s discretionary contributions beginning on January 1 or July 1 following the completion of one year of service.  The Company accrued approximately $234,000 and $212,000 towards this benefit for the second quarter of 2007 and 2006, respectively.  The Company accrued $481,000 and $452,000 during the first six months of 2007 and 2006, respectively.

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

SFAS 123(R) requires the Company to remeasure the fair value of SARs each reporting period until the award is settled. The fair value of each SAR is estimated on the date of grant and, subsequently, at the end of each reporting period using the Black-Scholes option-pricing model which relies on the use of various highly subjective assumptions. The assumptions used in the Black-Scholes option-pricing model for the second quarter ended June 30, 2007 were as follows:

Dividend yield	.71%	-	.75%
Expected volatility	21.44%	-	33.64%
Risk-free interest rate	4.856%	-	4.965%
Expected average term	3.16	-	3.52 years

Compensation expense must be recognized each reporting period for changes in fair value and vesting.  During the second quarter of 2007 and 2006, the Company recorded $433,000 and $1,832,000 of compensation expense, respectively, related to the increase in the fair value of SARs and additional vesting during each period.  On a year-to-date basis, the Company recognized SARs compensation expense of $1,254,000 and $2,420,000 for the first half of 2007 and 2006, respectively. During the second quarter of 2007, 3,350 SAR units were exercised with an intrinsic value of $262,000.  Intrinsic value represents the amount by which the fair value of SARs on the date of exercise exceeds the base price.

4.       Income Taxes

The Company adopted Financial Accounting Standards Board Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” on the first day of its 2007 fiscal year.  The implementation of FIN 48 did not result in a material adjustment to the Company’s liability for unrecognized income tax benefits.  At the time of adoption and as of the end of the second quarter of 2007, the Company had approximately $40,000 of unrecognized tax benefits, all of which would impact our effective tax rate if recognized.  The Company does not believe that the unrecognized tax benefit will change significantly within the year following the end of the second quarter of 2007.

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and SG&A expense, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Income.  No interest or penalties were recognized during the first half of 2007.  As of June 30, 2007, the Company had approximately $87,000 and $0 accrued for interest and penalties.  The interest accrual is net of the applicable federal and state tax savings which would result if the interest were paid out.

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

8.       Subsequent Events

On July 20, 2007, the Company paid a regular quarterly cash dividend of $0.25 per share on Class A Common Stock totaling approximately $790,000 to stockholders of record on June 29, 2007.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities.  Management has established accounting policies that they believe are appropriate in order to reflect the accurate reporting of the Company’s operating results, financial position and cash flows.  The Company applies these accounting policies in a consistent manner.  Management bases their estimates on historical experience, current and expected economic conditions and various other factors that management believes to be reasonable under the circumstances.  These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  The Company reevaluates these significant factors and makes adjustments where facts and circumstances dictate.  Future events and their effects cannot be determined with absolute certainty, and therefore actual results may differ from estimates.  As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006, management considers its policies on accounting for inventories, impairment of long-lived assets, insurance reserves, revenue recognition, cost of sales, vendor allowances and share-based compensation to be the most critical in the preparation of the Company’s financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.  In addition, the Company also considers the application of FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which the Company adopted on the first day of its 2007 fiscal year, to involve critical accounting policies.  As discussed above, FIN 48 requires the Company to evaluate the probability that a position taken or expected to be taken on a tax return will be sustained upon examination and to measure the expected benefit to ultimately be realized.

Overview

Arden Group, Inc. is a holding company which conducts operations through its first and second tier wholly-owned subsidiaries, Arden Mayfair, Inc. and Gelson’s Markets, Inc., respectively.  Gelson’s operates 18 full-service supermarkets in Southern California.  Gelson’s caters to the upscale customer who expects superior quality, service and merchandise selection.  In addition to the customary supermarket offerings, Gelson’s offers specialty items such as imported foods, unusual delicatessen items and organic and natural food products.  All Gelson’s stores include the typical service departments such as meat, seafood, delicatessen, floral, sushi and bakery.  In addition, some stores offer further services including fresh pizza, coffee bars, gelato bars and carving carts serving cooked meats.

Net income for the thirteen and twenty-six weeks ended June 30, 2007 increased 39.6% and 31.2%, respectively, over the same periods of the prior year.  Sales increased 0.6% and 1.3% during these same respective periods.  An increase in sales with a minimal increase in labor, as well as reductions in SARs and workers’ compensation expense contributed to the increase in net income.

The Company’s management focuses on a number of performance indicators in evaluating financial condition and results of operations.  Same store sales, gross profit and labor costs are some of the key factors that management considers.  Both sales and gross profit are significantly influenced by competition in our trade area.  Gelson’s already faces competition from regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson’s), stores specializing in natural and organic foods, specialty and gourmet markets and grocery departments in mass merchandise and club stores.  We anticipate having increased competition from new competitors moving into our trade area, such as, United Kingdom based Tesco PLC, which plans to begin opening their Fresh & Easy format stores in Southern California during 2007.  In addition, if the merger trend among our competitors continues, this may impact our ability to compete, as the newly formed larger competitors will possess stronger bargaining power with vendors and suppliers and have greater market recognition among consumers.

Labor and other related payroll costs are the second largest expense (after product cost) incurred by Gelson’s, and thus, is a financial measure which is carefully monitored by management.  As of fiscal 2006 year end, Gelson’s had approximately 1,300 full-time and 1,100 part-time store, warehouse and office employees.  The majority of Gelson’s employees are members of the United Food & Commercial Workers International Union (UFCW).  In February 2007, the Company completed negotiation of a new union contract with the UFCW to replace the contract which expired on March 5, 2007.  The three major grocery retailers in our trade area had not reached an agreement by this date.  The new Gelson’s contract starts the elimination process of the two-tier wage configuration and returns it to a single wage structure and provides for, among other things, wage increases and modifications to the Company’s pension and health and welfare contribution rates.  The Company’s employees who are members of the UFCW voted to ratify the new contract in a vote held on February 21 and 23, 2007.  The new contract expires March 5, 2010.

The Company contributes to a multi-employer health care and pension plan trust on behalf of its employees who are members of the UFCW.  All employers who participate in a multi-employer plan are required to contribute at the same hourly rate based on straight time hours worked in order to fund the plan.  Consequently, the benefit contribution rates that the Company negotiated with the UFCW effective March 2007 were subject to change retroactively based on the outcome of the union’s negotiations with the three major grocery retailers in our trade area which were completed in July 2007.  The employees of the three major grocery retailers voted to ratify their contract on July 22, 2007.  The new agreement expires March 6, 2011, one year after Gelson’s contract with the UFCW expires.  Consequently, the UFCW has offered Gelson’s the opportunity to extend its agreement for an additional year.  Although no talks regarding an extension have taken place at this time, the Company expects that it will discuss the matter with the UFCW in the near future.

The agreement reached with the UFCW and the three major grocery retailers resulted in a substantial reduction in the average hourly contribution rates for pension and health care.  The majority of the reduction relates to the health and welfare fund which is currently overfunded in total, for all employers, by approximately $500,000,000.  The reduction in the health and welfare contribution rate is expected to substantially reduce the overfunded status of the fund during the term of the new contract between the UFCW and the three major grocery retailers.  The reduction in the contribution rates for pension and health care will result in a substantial decrease in the Company’s SG&A expense when comparing periods covered by the current and the expired contracts.  In addition, the change in contribution rates for both pension and health care are retroactive to March 2007.  The Company anticipates a retroactive credit for overpayments during the period from March through June 2007 of approximately $2,400,000.  At this time, the trust has not clarified the manner in which the overpayment will be refunded to the Company.  This refund is not reflected in results of operations for the second quarter of 2007 since the new contract between the UFCW and the three major grocery retailers was not ratified until after the end of the Company’s second quarter.  The Company expects to record the retroactive credit during the third quarter of 2007.

The agreement that the majors reached with the UFCW also provides for hourly wage rates based on job classification and experience that, in some cases, are less than those agreed to by Gelson’s.  This could affect our ability to compete with grocery retailers whose hourly rates are less than our own.  The elimination of the two-tier wage structure and increases in wages provided under the new contract will increase the Company’s payroll costs unless it is able to offset the increased expense through a combination of sales growth, increased gross margin, management of labor hours, decreased labor turnover and cost savings in other areas.

Another component of labor related expense is the cost of workers’ compensation.  For claims incurred prior to July 1, 2006, the Company is primarily self-insured through the use of a high deductible policy which provides the Company with stop-loss coverage to limit its exposure on a per claim basis and provides coverage for qualifying costs in excess of per claim limits.  Effective July 2006, the Company purchased a one-year fully insured guaranteed cost workers’ compensation insurance policy to replace the high deductible program for losses occurring after June 30, 2006.  The guaranteed cost program eliminates the Company’s risk against claims occurring after June 30, 2006 and has resulted in a decrease in workers’ compensation expense.  Effective July 2007, the Company entered into another one-year fully insured guaranteed cost workers’ compensation insurance policy at a significantly lower rate compared to the previous policy year which will further reduce SG&A expense through June 30, 2008.

In the past, the Company’s quarterly results have reflected significant fluctuations in operating income as a result of adjustments recorded to reflect the change in the fair value of SARs that have been granted to non-employee directors and certain employees.  Each SAR entitles the holder to receive cash upon exercise equal to the excess of the fair market value of a share of the Company’s Class A Common Stock, as determined in accordance with the SARs agreement, on the date of exercise over the fair market value of such share on the date granted.  Fluctuations in the market price of the Company’s Class A Common Stock from the end of the previous fiscal quarter impact the recognition or reversal of SARs compensation expense in the quarter being reported upon.  Since the Company cannot predict future fluctuations in the market price of its stock, it also cannot forecast future SARs compensation expense adjustments and the extent to which operating income will be impacted.

Results of Operations

Second Quarter Analysis

Net income in the second quarter of 2007 increased 39.6% to $6,501,000 compared to $4,658,000 during the second quarter of 2006.  Operating income increased 38.6% to $10,188,000 in the second quarter of 2007 compared to $7,353,000 in the same period of the prior year.

Same store sales from the Company’s 18 supermarkets (all of which are located in Southern California and were open in both periods presented) in the second quarter of 2007 increased 0.6% compared to sales in the second quarter of 2006.  The first quarter of 2007 included Passover sales which occurred in the second quarter of 2006 resulting in a lower year over year increase in same store sales for the second quarter of 2007.  The Company does not believe that inflation contributed significantly to the increase in sales.

The Company’s gross profit as a percent of sales was 38.8% in both the second quarter of 2007 and 2006.  The Company includes product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs in cost of sales, thereby reducing gross profit by these amounts.  As discussed under Note 1 of Notes to Condensed Consolidated Financial Statements, the gross profit percentage for 2006 has been revised to reflect the reclassification of certain costs previously recorded under SG&A expense to cost of sales.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 30.3% in the second quarter of 2007 compared to 32.6% in the same period of the prior year.  Labor and other related payroll expense as a percent of sales during the second quarter of 2007 decreased compared to the same period of the prior year due to increased sales dollars which did not require a similar increase in labor hours.  However, this decrease was completely offset by an increase in the average rate per hour as a result of the Company’s new UFCW contract which was effective on March 5, 2007 as discussed above.

Workers’ compensation expense decreased 40.0% to $1,038,000 in the second quarter of 2007 compared to $1,730,000 in the second quarter of 2006 contributing to the decrease in SG&A expense as a percent of sales.  As discussed above, the savings results from the switch from a high deductible program to a guaranteed cost insurance policy.  The Company continues to maintain an accrual for claims incurred prior to July 2006 under the former program which is based on both reported claims and an estimate of claims incurred but not reported.  While the Company devotes substantial time and commitment to maintaining a safe work environment, the ultimate cost of workers’ compensation is highly dependent upon legal and legislative trends, the inflation rate of health care costs and the Company’s ability to limit and manage submitted claims.

SG&A expense also decreased due to lower SARs expense in the second quarter of 2007 compared to the prior year.  The Company has outstanding SARs that have been granted to non-employee directors and certain employees.  During the second quarter of 2007, the Company recognized $433,000 of SARs compensation expense due to an increase in the fair value of SARs since the end of the previous quarter and the additional vesting of SARs.  During the second quarter of 2006, the Company recognized $1,832,000 of SARs compensation expense.  As of June 30, 2007, assuming no change in the SARs fair value, there was approximately $672,000 of total unrecognized compensation cost related to unvested SARs which is expected to be recognized over a weighted average period of approximately 11 months.

The Company contributes to several multi-employer union pension and health care plans.  Pension and health care costs are determined based on total straight-time hours worked and the contribution rate per hour as stipulated in the Company’s various collective bargaining agreements.  The Company’s provision for all union pension and health care plans decreased 7.3% to $5,232,000 in the second quarter of 2007 compared to $5,643,000 in the second quarter of 2006 due to a reduction in the average hourly contribution rate and the number of hours eligible for pension and health care contributions.

Interest and dividend income was $809,000 in the second quarter of 2007 compared to $540,000 for the same period in 2006 due to increased cash levels and higher interest rates in 2007.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses from available-for-sale securities be included as a component of stockholders’ equity.  Unrealized losses on available-for-sale securities were $101,000 (net of income tax benefit of $70,000) in the second quarter of 2007 compared to unrealized losses of $5,000 (net of income tax benefit of $5) in the second quarter of 2006.  As of June 30, 2007, net unrealized losses totaled $327,000 compared to $332,000 as of December 30, 2006.  Management does not believe any of these losses are other-than-temporary.

During December 2006, the Company purchased 68,331 shares of Class A Common Stock in unsolicited private transactions with unrelated parties for an aggregate purchase price of approximately $7,518,000.  As a result of this purchase, the weighted average shares outstanding of Class A Common Stock used in computing net income per common share was 3,161,098 during the second quarter of 2007 compared to 3,229,429 during the second quarter of 2006 which had the effect of increasing net income per common share on a comparative basis.

Year-To-Date Analysis

Net income in the first six months of 2007 increased 31.2% to $12,967,000 compared to $9,881,000 during the first six months of 2006.  Operating income increased 25.6% to $19,814,000 for the first half of 2007 compared to $15,779,000 in the prior year.

Same store sales from the Company’s 18 supermarkets (all of which are located in Southern California and were open in both periods presented) in the first six months of 2007 increased 1.3% compared to sales in the first six months of 2006.  The Company does not believe that inflation contributed significantly to the increase in sales.

The Company’s gross profit as a percent of sales was 39.0% in the first half of 2007 compared to 38.7% in the same period of 2006.  The Company includes product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs in cost of sales, thereby reducing gross profit by these amounts.  As discussed under Note 1 of Notes to Condensed Consolidated Financial Statements, the gross profit percentage for 2006 has been revised to reflect the reclassification of certain costs previously recorded under SG&A expense to cost of sales.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 30.8% in the first six months of 2007 compared to 32.1% in the same period of 2006.  Labor and other related payroll expense as a percent of sales during the first half of 2007 decreased compared to the same period of the prior year due to increased sales dollars which did not require a similar increase in labor hours.  This decrease was partially offset by an increase in the average rate per hour as a result of the new UFCW contract which was effective on March 5, 2007 as discussed above.  In addition, workers’ compensation expense decreased 26.3% to $2,133,000 in the first half of 2007 compared to $2,894,000 in the first half of 2006, as discussed above.

Lower SARs compensation expense in the first half of 2007 compared to the prior year also contributed to the decrease in SG&A expense as a percent of sales.  During the first six months of 2007, the Company recognized $1,254,000 of SARs compensation expense due to an increase in the fair value of SARs since the end of fiscal 2006 and the additional vesting of SARs.  During the first six months of 2006, the Company recognized $2,420,000 of SARs compensation expense of which $288,000 resulted from the adoption of SFAS 123(R) as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements.  As of  June 30, 2007, assuming no change in the SARs fair value, there was approximately $672,000 of total unrecognized compensation cost related to unvested SARs which is expected to be recognized over a weighted average period of approximately 11 months.

The Company contributes to several multi-employer union pension and health care plans.  Pension and health care costs are determined based on total straight-time hours worked and the contribution rate per hour as stipulated in the Company’s various collective bargaining agreements.  The Company’s provision for all union pension and health care plans decreased 7.4% to $10,495,000 in the first half of 2007 compared to $11,337,000 in the first half of 2006 due to a reduction in both the average hourly contribution rate and the number of hours eligible for pension and health care contributions.

Interest and dividend income was $1,414,000 in the first six months of 2007 compared to $962,000 for the same period in 2006 due to increased cash levels and higher interest rates in 2007.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses from available-for-sale securities be included as a component of stockholders’ equity.  Unrealized gains on available-for-sale securities were $5,000 (net of income tax expense of $4,000) in the first six months of 2007 compared to unrealized gains of $1,000 (net of income tax expense of $0) in the same period of 2006.

During the first quarter of 2006, the Company purchased 149,573 shares of Class A Common Stock in unsolicited private transactions with unrelated parties for an aggregate purchase price of approximately $12,481,000.  As a result of these purchases and a purchase in December 2006 of 68,331 shares for approximately $7,518,000, the weighted average shares outstanding of Class A Common Stock used in computing net income per common share was 3,161,098 during the first half of 2007 compared to 3,254,932 during the first half of 2006 which had the effect of increasing net income per common share on a comparative basis.

CAPITAL EXPENDITURES/LIQUIDITY

The Company’s current cash position, including investments and net cash provided by operating activities, are the primary sources of funds available to meet the Company’s capital expenditure and liquidity requirements.  The Company’s cash position, including investments, at the end of the second quarter 2007 was $71,133,000.  During the twenty-six weeks ended June 30, 2007, the Company generated approximately $18,938,000 of cash from operating activities compared to $15,539,000 in the same period of 2006 primarily due to the increase in sales.

Cash not required for the immediate needs of the Company is temporarily invested in commercial paper and marketable securities.  Currently, all temporary investments are highly liquid.  The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.

The Company also has two revolving lines of credit totaling $23,000,000 available for standby letters of credit, funding operations and expansion.  There were no outstanding borrowings against either of the revolving lines as of June 30, 2007.  The Company currently maintains four standby letters of credit aggregating $9,569,000 pursuant to the Company’s lease requirements and general and auto liability and workers’ compensation self-insurance programs.  The standby letters of credit reduce the available borrowings under its revolving lines.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of June 30, 2007:

	Contractual Cash Obligations (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
7% Subordinated Income Debentures Due September 2014 Including Interest	$1,873	$86	$172	$172	$1,443

Capital Lease Obligations Including Interest	108	108	0	0	0

Operating Leases	140,522	9,915	18,867	18,071	93,669

Total Contractual Cash Obligations (1)	$142,503	$10,109	$19,039	$18,243	$95,112

	Other Commercial Commitments (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Standby Letters of Credit (2)	$9,569	$9,569	$0	$0	$0

(1)          Other Contractual Obligations

The Company had the following other contractual cash obligations at June 30, 2007.  The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments are unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to general and auto liability claims, in addition to workers’ compensation claims which occurred prior to July 2006.  The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis. Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims.  The Company’s workers’ compensation and liability insurance reserves for reported claims and an estimate of claims incurred but not reported at June 30, 2007 totaled approximately $7,619,000.  For claims incurred after June 30, 2006, the Company is fully insured for workers’ compensation purposes under a guaranteed cost insurance policy.

Employment Agreement

The Company has an employment agreement with a key executive officer that provides for annual retirement compensation equal to 25% of his average base salary and bonus earned in the last three full fiscal years prior to the cessation of his employment. The Company had accrued $2,131,000 under the terms of the employment agreement as of June 30, 2007.

Property, Plant and Equipment Purchases

As of June 30, 2007, management had authorized expenditures on incomplete projects for the purchase of property, plant and equipment which totaled approximately $960,000.  The Company has an ongoing program to remodel existing supermarkets and to add new stores.  During the first half of 2007, capital expenditures were $1,625,000.

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

On July 20, 2007, the Company paid a regular quarterly cash dividend of $0.25 per share of Class A Common Stock totaling approximately $790,000 to stockholders of record on June 29, 2007.

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

A change in market prices exposes the Company to market risk related to its investments.  As of June 30, 2007, all investments were classified as available-for-sale securities and totaled $19,001,000.  A hypothetical 10% drop in the market value of these investments would result in a $1,900,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

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

Management, with the participation of the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  The Annual Meeting of Stockholders was held on June 5, 2007.

(b)                                 Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees for directors as listed in the Proxy Statement.  Three nominees were elected by Class A stockholders at the Annual Meeting as follows:

Votes
Bernard Briskin
Term expires 2010
For	2,917,985
Abstain	109,425

John G. Danhakl
Term expires 2010
For	3,019,275
Abstain	8,135

Kenneth A. Goldman
Term expires 2010
For	2,902,854
Abstain	124,556

Continuing directors whose terms of office do not expire until 2008 or 2009 are:

M. Mark Albert
Robert A. Davidow
Steven Romick

There were 25,324 broker non-votes.

(c)                                  The selection of Moss Adams LLP, an independent registered public accounting firm, to audit the financial statements of the Company and its consolidated subsidiaries for the 2007 fiscal year was approved by the following votes:

Votes
For	3,026,344
Against	445
Abstain	621

There were 25,324 broker non-votes.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDEN GROUP, INC.
Registrant

Date:	August 7, 2007	/s/LAURA J. NEUMANN
Laura J. Neumann
Senior Director of Financial
Reporting and Compliance
(Authorized Signatory)