Form 10-Q
period 2007-09-29
ARDEN GROUP INC
filed 2007-11-06
CIK 225051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

The number of shares outstanding of the registrant’s class of common stock as of November 2, 2007 was:

3,161,098 shares of Class A Common Stock

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)	September 29,2007	December 30, 2006

Assets
Current assets:
Cash and cash equivalents	$54,791	$36,842
Investments	19,522	18,667
Accounts receivable, net of allowance for doubtful accounts, of $173 and $192 as of September 29, 2007 and December 30, 2006, respectively	6,078	5,749
Inventories, net	20,001	19,881
Deferred income taxes	3,288	5,083
Other current assets	3,392	2,884

Total current assets	107,072	89,106

Property, plant and equipment, net	45,097	47,772
Deferred income taxes	5,670	5,187
Other assets	3,385	3,536

Total assets	$161,224	$145,601

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$18,931	$18,877
Federal and state income taxes payable	1,808	3,214
Current portion of long-term debt	42	225
Other current liabilities	23,009	24,848

Total current liabilities	43,790	47,164

Long-term debt	1,228	1,228
Deferred rent	6,131	6,070
Other liabilities	8,128	8,845

Total liabilities	59,277	63,307

Commitments and contingent liabilities (Note 6)

Stockholders’ equity:

Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 4,518,298 shares issued and outstanding as of September 29, 2007 and December 30, 2006 including 1,357,200 treasury shares	1,129	1,129
Capital surplus	5,378	5,378
Unrealized loss on investments	(159)	(332)
Retained earnings	99,352	79,872

	105,700	86,047
Treasury stock, at cost	(3,753)	(3,753)

Total stockholders’ equity	101,947	82,294

Total liabilities and stockholders’ equity	$161,224	$145,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29,	September 30,	September 29,	September 30,
(In Thousands, Except Share and Per Share Data)	2007	2006	2007	2006

Sales	$119,433	$118,141	$359,686	$355,308
Cost of goods sold	72,733	72,819	219,284	218,088
Gross profit	46,700	45,322	140,402	137,220
Delivery, selling, general and administrative expenses	32,612	36,270	106,500	112,389
Operating income	14,088	9,052	33,902	24,831
Interest and dividend income	926	731	2,340	1,693
Other income (expense), net	2	1	2	1
Interest expense	(23)	(29)	(75)	(94)
Income before income taxes	14,993	9,755	36,169	26,431
Income tax provision	6,109	3,975	14,318	10,770

Net income	$8,884	$5,780	$21,851	$15,661

Other comprehensive income, net of tax:
Net unrealized holding gain from available-for-sale securities, net of income tax expense of $114 and $118 for 2007 and $40 and $40 for 2006, respectively	168	58	173	59

Comprehensive income	$9,052	$5,838	$22,024	$15,720

Basic and diluted net income per share	$2.81	$1.79	$6.91	$4.82
Basic and diluted weighted average common shares outstanding	3,161,098	3,229,429	3,161,098	3,246,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirty-Nine Weeks Ended
(In Thousands)	September 29, 2007	September 30, 2006

Cash flows from operating activities:
Cash received from customers	$359,482	$355,655
Cash paid to suppliers and employees	(323,743)	(324,737)
Interest and dividends received	2,163	1,605
Interest paid	(98)	(117)
Income taxes paid	(14,280)	(13,065)

Net cash provided by operating activities	23,524	19,341

Cash flows from investing activities:
Capital expenditures	(2,486)	(3,476)
Purchases of investments	(564)	(481)
Sales of investments	2	2,751
Proceeds from the sale of property, plant and equipment	27	215

Net cash used by investing activities	(3,021)	(991)

Cash flows from financing activities:
Principal payments under capital lease obligations	(183)	(163)
Purchase and retirement of Company stock	0	(12,481)
Cash dividends paid	(2,371)	(2,460)

Net cash used in financing activities	(2,554)	(15,104)

Net increase in cash and cash equivalents	17,949	3,246

Cash and cash equivalents at beginning of period	36,842	36,338

Cash and cash equivalents at end of period	$54,791	$39,584

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Thirty-Nine Weeks Ended
(In Thousands)	September 29, 2007	September 30, 2006
Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$21,851	$15,661

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,109	5,339
Provision for losses on accounts receivable	45	11
Deferred income taxes	1,194	(1,049)
Net (gain) loss from the disposal of property, plant and equipment	25	(200)
Net realized gain on investments	(2)	(1)
Amortization of discount on investments	0	(6)
Stock appreciation rights compensation expense	2,381	2,842

Change in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts receivable	(374)	279
Inventories	(120)	12
Other current assets	(508)	(1,036)
Other assets	151	99

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	(4,415)	(1,343)
Federal and state income taxes payable	(1,406)	(1,246)
Deferred rent	61	217
Other liabilities	(468)	(238)

Net cash provided by operating activities	$23,524	$19,341

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

The accompanying condensed consolidated financial statements for the thirteen and thirty-nine weeks ended September 29, 2007 and September 30, 2006 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles (GAAP) for interim financial information. These financial statements have not been audited by an independent registered public accounting firm but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) regulations. Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2006 Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 29, 2007 are not necessarily indicative of the results to be expected for the full year ending December 29, 2007.

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

The Company retroactively reclassified approximately $8,747,000 and $25,463,000 from SG&A expense to cost of sales for the thirteen and thirty-nine weeks ended September 30, 2006, respectively. The following table summarizes the impact of this reclassification on the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income. The reclassification had no impact on operating income, net income, net cash flow or any element of the Company’s Condensed Consolidated Balance Sheet. See the discussion under the heading Cost of Sales below for additional information.

	Thirteen Weeks Ended September 30, 2006				Thirty-Nine Weeks Ended September 30, 2006
	As	% of	As	% of	As	% of	As	% of
(In Thousands)	Reported	Sales	Reclassified	Sales	Reported	Sales	Reclassified	Sales

Sales	$118,141	100.0%	$118,141	100.0%	$355,308	100.0%	$355,308	100.0%
Cost of Sales	64,072	54.2%	72,819	61.6%	192,625	54.2%	218,088	61.4%

Gross Profit	54,069	45.8%	45,322	38.4%	162,683	45.8%	137,220	38.6%
SG&A Expense	45,017	38.1%	36,270	30.7%	137,852	38.8%	112,389	31.6%

Operating Income	$9,052	7.7%	$9,052	7.7%	$24,831	7.0%	$24,831	7.0%

Revenue Recognition

The Company recognizes revenue at the time of sale. Revenue is recorded net of sales tax. Discounts given to customers are recorded at the point of sale as a reduction of revenues. The Company maintains a bad debt allowance for receivables from vendors and the users of Gelson’s Markets (Gelson’s) owned credit card. Valuation reserves are adjusted periodically based on historical recovery rates. The Company records income from licensing arrangements, subleases, leases and finance charges as they are earned. Income from all licensing arrangements, rental income and finance charges represents less than 1% of sales for all periods presented, and therefore is not disclosed separately on the Condensed Consolidated Statements of Operations and Comprehensive Income.

Cost of Sales

Cost of sales includes product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs. Warehouse and transportation costs include receiving costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center and distribution system. Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products. Advertising costs, net of vendor reimbursements, are expensed as incurred and include the cost of the Gelson’s newsletter, newspaper ads and other print advertising. Occupancy costs consist of rent, common area charges (where applicable), depreciation and utilities related to Gelson’s operations. The following table summarizes warehouse, transportation, purchasing, advertising and occupancy costs for the thirteen and thirty-nine weeks ended September 29, 2007 and September 30, 2006.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Warehouse and Transportation	$1,796	$1,788	$5,140	$4,995
Purchasing	663	683	2,207	2,084
Advertising	275	202	740	866
Occupancy	5,879	6,074	17,426	17,518
	$8,613	$8,747	$25,513	$25,463

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

Occasionally, the Company receives allowances in the form of upfront lump-sum payments from vendors. Under the terms of these long-term agreements, the Company earns the allowances as it purchases product from the vendor. The upfront payments are recorded as a liability when they are received and are recorded as a reduction of inventory cost as the product is purchased. In the event the Company does not purchase the minimum amount of product specified in the agreement, the upfront payments must be returned on a pro rata basis to the vendor. If the contract does not specify that the allowance is earned as product is purchased, then the upfront payments are recorded as a liability when received and recognized as a reduction of cost of sales on a pro rata basis as the product is sold.

2.       Multi-Employer Pension and Health Care Plans

The Company contributes to several multi-employer union pension and health care plans, administered by various trustees, in accordance with the provisions of various labor contracts. Pension and health care costs are generally based on the number of straight-time hours worked and the contribution rate per hour as stipulated in the Company’s various collective bargaining agreements. In July 2007, grocery retailers in the Southern California area reached an agreement with the United Food & Commercial Workers International Union (UFCW) which resulted in a significant reduction in the pension and health care hourly contribution rates effective March 2007. The majority of the Company’s employees are members of the UFCW. Union pension and health care plan expense totaled approximately $1,136,000 and $5,531,000 in the third quarter of 2007 and 2006, respectively. For the first nine months of 2007, expense was approximately $11,630,000 compared to $16,869,000 in the same period of the prior year. The third quarter of 2007 also included a retroactive credit of $2,374,000 related to hours worked from March 2007 through June 2007 as discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  If the retroactive credit were allocated to the applicable periods, pension and health care expense for 2007 would have been $4,597,000, $3,523,000 and $3,510,000 for the first, second and third quarters, respectively, compared to $5,695,000, $5,643,000 and $5,531,000 for the same periods of 2006.

The Arden Group, Inc. 401(k) Retirement Savings Plan (Plan) covers all nonunion employees of the Company and its subsidiaries who have attained the age of 18 and have completed the applicable service requirement. The Plan provides that, with certain limitations, an employee with at least one month of service may elect to contribute up to 100% of such employee’s annual compensation to the Plan up to a maximum of $15,500 in 2007 on a tax-deferred basis, in addition to catch up contributions up to a maximum of $5,000 for employees over the age of 50. Employees are eligible to participate in the Company’s discretionary contributions beginning on January 1 or July 1 following the completion of one year of service. The Company accrued approximately $253,000 and

$230,000 towards this benefit for the third quarter of 2007 and 2006, respectively. The Company accrued $734,000 and $682,000 during the first nine months of 2007 and 2006, respectively.

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

SFAS 123(R) requires the Company to remeasure the fair value of SARs each reporting period until the award is settled. The fair value of each SAR is estimated on the date of grant and, subsequently, at the end of each reporting period using the Black-Scholes option-pricing model which relies on the use of various highly subjective assumptions. The assumptions used in the Black-Scholes option-pricing model for the third quarter ended September 29, 2007 were as follows:

Dividend yield	.67%	-	.72%
Expected volatility	32.63%	-	52.59%
Risk-free interest rate	3.967%	-	4.123%
Expected average term	3.16	-	3.52 years

Compensation expense must be recognized each reporting period for changes in fair value and vesting. During the third quarter of 2007 and 2006, the Company recorded $1,127,000 and $422,000 of compensation expense, respectively, related to the increase in the fair value of SARs and additional vesting during each period. On a year-to-date basis, the Company recognized SARs compensation expense of $2,381,000 and $2,554,000 for the first nine months of 2007 and 2006, respectively. During the third quarter of 2007, 42,725 SAR units were exercised with an intrinsic value of $4,462,000. Intrinsic value represents the amount by which the fair value of SARs on the date of exercise exceeds the base price.

4.       Income Taxes

The Company adopted Financial Accounting Standards Board Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” on the first day of its 2007 fiscal year. The implementation of FIN 48 did not result in a material adjustment to the Company’s liability for unrecognized income tax benefits. At the time of adoption and as of the end of the third quarter of 2007, the Company had approximately $40,000 of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. The Company does not believe that the unrecognized tax benefit will change significantly within the year following the end of the third quarter of 2007.

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and SG&A expense, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Income. No interest or penalties were recognized during the first nine months of 2007. As of September 29, 2007, the Company had approximately $87,000 and $0 accrued for interest and penalties. The interest accrual is net of the applicable federal and state tax savings which would result if the interest were paid out.

The Company files income tax returns in the U.S. federal jurisdiction and the California state jurisdiction. The Company is no longer subject to federal and state tax examinations for years before 2004 and 2003, respectively.

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

8.       Subsequent Events

On October 19, 2007, the Company paid a regular quarterly cash dividend of $0.25 per share on Class A Common Stock totaling approximately $790,000 to stockholders of record on September 28, 2007.

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

Net income for the thirteen and thirty-nine weeks ended September 29, 2007 increased 53.7% and 39.5%, respectively, over the same periods of the prior year primarily due to a reduction in the average hourly contribution rates for the UFCW pension and health care plans and a related retroactive credit for March through June 2007 as discussed below. Sales increased 1.1% and 1.2% during these same respective periods. An increase in sales without a corresponding increase in labor, as well as a reduction in workers’ compensation expense, also contributed to the increase in net income.

The Company’s management focuses on a number of performance indicators in evaluating financial condition and results of operations. Same store sales, gross profit and labor costs are some of the key factors that management considers. Both sales and gross profit are significantly influenced by competition in our trade area. Gelson’s already faces competition from regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson’s), stores specializing in natural and organic foods, specialty and gourmet markets and grocery departments in mass merchandise and club stores. We anticipate having increased competition from new competitors moving into our trade area, such as United Kingdom based Tesco PLC, which plans to begin opening their stores in Southern California during the fourth quarter of 2007. In addition, if the merger trend among our competitors continues, this may impact our ability to compete, as the newly formed larger competitors may possess stronger bargaining power with vendors and suppliers and have greater market recognition among consumers.

Labor and other related payroll costs are the second largest expense (after product cost) incurred by Gelson’s, and thus is a financial measure which is carefully monitored by management. As of fiscal 2006 year end, Gelson’s had approximately 1,300 full-time and 1,100 part-time store, warehouse and office employees. The majority of Gelson’s employees are members of the UFCW. In February 2007, the Company completed negotiation of a new union contract with the UFCW to replace the contract which expired on March 5, 2007. The three major grocery retailers in our trade area had not reached an agreement by this date. The new Gelson’s contract starts the elimination process of the two-tier wage configuration and returns it to a single wage structure and provides for, among other things, wage increases and modifications to the Company’s pension and health and welfare contribution rates. The Company’s employees who are members of the UFCW voted to ratify the new contract in a vote held on February 21 and 23, 2007. The new contract expires March 5, 2010.

The Company contributes to a multi-employer health care and pension plan trust on behalf of its employees who are members of the UFCW. All employers who participate in a multi-employer plan are required to contribute at the same hourly rate based on straight time hours worked in order to fund the plan. Consequently, the benefit contribution rates that the Company negotiated with the UFCW effective March 2007 were subject to change retroactively based on the outcome of the union’s negotiations with the three major grocery retailers in our trade area which were completed in July 2007. The employees of the three major grocery retailers voted to ratify their contract on July 22, 2007. The new agreement expires March 6, 2011, one year after Gelson’s contract with the UFCW expires. Although no agreement has been reached at this time, there have been discussions between the Company and the UFCW to extend our agreement an additional year.

The agreement reached with the UFCW and the three major grocery retailers resulted in a substantial reduction in the average hourly contribution rates for pension and health care. The majority of the reduction relates to the health and welfare fund which is currently overfunded in total, for all employers, by approximately $500,000,000. The reduction in the health and welfare contribution rate is expected to substantially reduce the overfunded status of the fund during the term of the new contract between the UFCW and the three major grocery retailers. The change in contribution rates for both pension and health care were retroactive to the beginning of March 2007. The reduction in the contribution rates has and will continue to result in a substantial decrease in the Company’s SG&A expense when comparing periods covered by the current and the expired contracts. During the third quarter of 2007, the UFCW notified the Company that it was entitled to a retroactive credit in the amount of $2,374,000 for the period from the beginning of March 2007 through the end of June 2007 of which $665,000 relates to the first quarter 2007 and $1,709,000 to the second quarter 2007. The Company recorded a reduction in pension and health care cost under SG&A expense and an offsetting receivable during the third quarter of 2007 for the full amount of this credit. The Company utilized all of this receivable during the third quarter of 2007 to offset payments due during that period.

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

Results of Operations

Third Quarter Analysis

Net income in the third quarter of 2007 increased 53.7% to $8,884,000 compared to $5,780,000 during the third quarter of 2006 primarily due to a reduction in the average hourly contribution rates for UFCW pension and health care and a related retroactive credit for March through June 2007 as discussed above. Operating income increased 55.6% to $14,088,000 in the third quarter of 2007 compared to $9,052,000 in the same period of the prior year. Same store sales from the Company’s 18 supermarkets (all of which are located in Southern California and were open in both periods presented) in the third quarter of 2007 increased 1.1% compared to sales in the third quarter of 2006.

The Company’s gross profit as a percent of sales was 39.1% in the third quarter of 2007 compared to 38.4% in the same period of 2006. The Company includes product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs in cost of sales, thereby reducing gross profit by these amounts. As discussed under Note 1 of Notes to Condensed Consolidated Financial Statements, the gross profit percentage for 2006 has been revised to reflect the reclassification of certain costs previously recorded under SG&A expense to cost of sales. Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 27.3% in the third quarter of 2007 compared to 30.7% in the same period of the prior year. The Company’s provision for all union pension and health care plans decreased 79.5% to $1,136,000 in the third quarter of 2007 compared to $5,531,000 in the third quarter of 2006 due to a reduction in the average hourly contribution rates for pension and health care and the related retroactive credit for March through June 2007 as discussed above.

Workers’ compensation expense decreased 49.1% to $548,000 in the third quarter of 2007 compared to $1,076,000 in the third quarter of 2006 contributing to the decrease in SG&A expense as a percent of sales. As discussed above, the savings resulted from the change from a high deductible program to a guaranteed cost insurance policy. The Company continues to maintain an accrual for claims incurred prior to July 2006 under the former program which is based on both reported claims and an estimate of claims incurred but not reported. While the Company devotes substantial time and commitment to maintaining a safe work environment, the ultimate cost of workers’ compensation is highly dependent upon legal and legislative trends, the inflation rate of health care costs and the Company’s ability to limit and manage submitted claims.

The decrease in SG&A expense as a percent of sales was partially offset by an increase in SARs expense in the third quarter of 2007 compared to the prior year. The Company has outstanding SARs that have been granted to non-employee directors and certain employees. During the third quarter of 2007, the Company recognized $1,127,000 of SARs compensation expense due to an increase in the fair value of SARs since the end of the previous quarter and the additional vesting of SARs. During the third quarter of 2006, the Company recognized $422,000 of SARs compensation expense. As of September 29, 2007, assuming no change in the SARs fair value, there was approximately $496,000 of total unrecognized compensation cost related to SARs which is expected to be recognized over a weighted average period of approximately 1.1 years. As of September 29, 2007 and September 30, 2006, there were 48,425 and 91,750 SARs units outstanding, respectively.

Interest and dividend income was $926,000 in the third quarter of 2007 compared to $731,000 for the same period in 2006 due to increased cash levels in 2007.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses from available-for-sale securities be included as a component of stockholders’ equity. Unrealized gains on available-for-sale securities were $168,000 (net of income tax expense of $114,000) in the third quarter of 2007 compared to unrealized gains of $58,000 (net of income tax expense of $40,000) in the third quarter of 2006. As of September 29, 2007, net unrealized losses totaled $159,000 compared to $332,000 as of December 30, 2006. Management does not believe any of these losses are other-than-temporary.

During December 2006, the Company purchased 68,331 shares of Class A Common Stock in unsolicited private transactions with unrelated parties for an aggregate purchase price of approximately $7,518,000. As a result of this purchase, the weighted average shares outstanding of Class A Common Stock used in computing net income per common share was 3,161,098 during the third quarter of 2007 compared to 3,229,429 during the third quarter of 2006 which had the effect of increasing net income per common share on a comparative basis.

Year-To-Date Analysis

Net income in the first nine months of 2007 increased 39.5% to $21,851,000 compared to $15,661,000 during the first nine months of 2006 primarily due to a reduction in the average hourly contribution rates for UFCW pension and health care. Operating income increased 36.5% to $33,902,000 for the first nine months of 2007 compared to $24,831,000 in the prior year. Same store sales from the Company’s 18 supermarkets (all of which are located in Southern California and were open in both periods presented) in the first nine months of 2007 increased 1.2% compared to sales in the first nine months of 2006.

The Company’s gross profit as a percent of sales was 39.0% in the first nine months of 2007 compared to 38.6% in the same period of 2006. The Company includes product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs in cost of sales, thereby reducing gross profit by these amounts. As discussed under Note 1 of Notes to Condensed Consolidated Financial Statements, the gross profit percentage for 2006 has been revised to reflect the reclassification of certain costs previously recorded under SG&A expense to cost of sales. Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 29.6% in the first nine months of 2007 compared to 31.6% in the same period of 2006. The Company’s provision for all union pension and health care plans decreased 31.1% to $11,630,000 in the first nine months of 2007 compared to $16,869,000 in the first nine months of 2006 due to a reduction in the average hourly contribution rates for pension and health care as discussed above. In addition, workers’ compensation expense decreased 32.5% to $2,681,000 in the first nine months of 2007 compared to $3,970,000 in the first nine months of 2006 as discussed above.

Lower SARs compensation expense in the first nine months of 2007 compared to the prior year also contributed to the decrease in SG&A expense as a percent of sales. During the first nine months of 2007, the Company recognized $2,381,000 of SARs compensation expense due to an increase in the fair value of SARs since the end of fiscal 2006 and the additional vesting of SARs. During the first nine months of 2006, the Company recognized $2,842,000 of SARs compensation expense of which $288,000 resulted from the adoption of SFAS 123(R) as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements. As of September 29, 2007, assuming no change in the SARs fair value, there was approximately $496,000 of total unrecognized compensation cost related to SARs which is expected to be recognized over a weighted average period of approximately 1.1 years. As of September 29, 2007 and September 30, 2006, there were 48,425 and 91,750 SARs units outstanding, respectively.

Interest and dividend income was $2,340,000 in the first nine months of 2007 compared to $1,693,000 for the same period in 2006 due to increased cash levels and higher interest rates in 2007.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses from available-for-sale securities be included as a component of stockholders’ equity. Unrealized gains on available-for-sale securities were $173,000 (net of income tax expense of $118,000) in the first nine months of 2007 compared to unrealized gains of $59,000 (net of income tax expense of $40,000) in the same period of 2006.

During the first quarter of 2006, the Company purchased 149,573 shares of Class A Common Stock in unsolicited private transactions with unrelated parties for an aggregate purchase price of approximately $12,481,000. As a result of these purchases and a purchase in December 2006 of 68,331 shares for approximately $7,518,000, the weighted average shares outstanding of Class A Common Stock used in computing net income per common share was 3,161,098 during the first nine months of 2007 compared to 3,246,431 during the first nine months of 2006 which had the effect of increasing net income per common share on a comparative basis.

CAPITAL EXPENDITURES/LIQUIDITY

The Company’s current cash position, including investments and net cash provided by operating activities, are the primary sources of funds available to meet the Company’s capital expenditure and liquidity requirements. The Company’s cash position, including investments, at the end of the third quarter 2007 was $74,313,000. During the thirty-nine weeks ended September 29, 2007, the Company generated approximately $23,524,000 of cash from operating activities compared to $19,341,000 in the same period of 2006 primarily due to an increase in sales and a reduction in union pension and health care expense partially offset by higher SARs payments during 2007.

Cash not required for the immediate needs of the Company is temporarily invested in commercial paper and marketable securities. Currently, all temporary investments are highly liquid. The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores. In October 2007, the Company commenced a major remodel of its store at 5877 Franklin Avenue in Hollywood, California.

The Company also has two revolving lines of credit totaling $23,000,000 available for standby letters of credit, funding operations and expansion. There were no outstanding borrowings against either of the revolving lines as of September 29, 2007. The Company currently maintains four standby letters of credit aggregating $9,569,000 pursuant to the Company’s lease requirements and general and auto liability and workers’ compensation self-insurance programs. The standby letters of credit reduce the available borrowings under its revolving lines.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of September 29, 2007:

	Contractual Cash Obligations (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

7% Subordinated Income Debentures Due September 2014 Including Interest	$1,830	$86	$172	$172	$1,400

Capital Lease Obligations Including Interest	43	43	0	0	0

Operating Leases	138,057	9,852	18,807	17,889	91,509

Total Contractual Cash Obligations (1)	$139,930	$9,981	$18,979	$18,061	$92,909

	Other Commercial Commitments ( In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby Letters of Credit (2)	$9,569	$9,569	$0	$0	$0

(1)   Other Contractual Obligations

The Company had the following other contractual cash obligations at September 29, 2007. The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments are unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to general and auto liability claims, in addition to workers’ compensation claims which occurred prior to July 2006. The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis. Accruals are based on reported claims and an estimate of claims incurred but not reported. While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims. The Company’s workers’ compensation and liability insurance reserves for reported claims and an estimate of claims incurred but not reported at September 29, 2007 totaled approximately $7,843,000. For claims incurred after June 30, 2006, the Company is fully insured for workers’ compensation purposes under a guaranteed cost insurance policy.

Employment Agreement

The Company has an employment agreement with a key executive officer that provides for annual retirement compensation equal to 25% of his average base salary and bonus earned in the last three full fiscal years prior to the cessation of his employment. The Company had accrued $2,091,000 under the terms of the employment agreement as of September 29, 2007.

Property, Plant and Equipment Purchases

As of September 29, 2007, management had authorized expenditures on incomplete projects for the purchase of property, plant and equipment which totaled approximately $4,641,000. The Company has an ongoing program to remodel existing supermarkets and to add new stores. During the first nine months of 2007, capital expenditures were $2,486,000.

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

On October 19, 2007, the Company paid a regular quarterly cash dividend of $0.25 per share of Class A Common Stock totaling approximately $790,000 to stockholders of record on September 28, 2007.

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

A change in market prices exposes the Company to market risk related to its investments. As of September 29, 2007, all investments were classified as available-for-sale securities and totaled $19,522,000. A hypothetical 10% drop in the market value of these investments would result in a $1,952,000 unrealized loss and a corresponding decrease in the fair value of these instruments. This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

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

Management, with the participation of the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ARDEN GROUP, INC.
Registrant

Date:	November 6, 2007	/s/LAURA J. NEUMANN
Laura J. Neumann
Senior Director of Financial
Reporting and Compliance
(Authorized Signatory)