Form 10-K
period 2007-12-29
ARDEN GROUP INC
filed 2008-03-07
CIK 225051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from                        to

Commission file number  0-9904

ARDEN GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3163136
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2020 South Central Avenue, Compton, California	90220
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (310) 638-2842

Securities registered pursuant to Section 12(b) of the Act:

(Title of class)	Name of each exchange on which registered
Class A Common Stock	NASDAQ Stock Market LLC

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

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒

Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the Class A Common Stock last sold on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $154,855,329.

The number of shares outstanding of the registrant’s class of common stock as of February 29, 2008 was:

3,161,098 shares of Class A Common Stock

TABLE OF CONTENTS

Page	PART I
1	Item 1.	Business
4	Item 1A.	Risk Factors
8	Item 1B.	Unresolved Staff Comments
8	Item 2.	Properties
9	Item 3.	Legal Proceedings
9	Item 4.	Submission of Matters to a Vote of Security Holders

PART II
10	Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
11	Item 6.	Selected Financial Data
13	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

24	Item 7A.	Quantitative and Qualitative Disclosures about Market Risks
24	Item 8.	Financial Statements and Supplementary Data
24	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
25	Item 9A.	Controls and Procedures
25	Item 9B.	Other Information

PART III
26	Item 10.	Directors and Executive Officers of the Registrant
28	Item 11.	Executive Compensation
36	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
38	Item 13.	Certain Relationships, Related Transactions and Director Independence
39	Item 14.	Principal Accountant Fees and Services

PART IV
41	Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

PART I

Item 1.                Business

General

The Registrant, Arden Group, Inc. (Company or Arden), is a holding company which conducts operations through its wholly-owned subsidiary, Arden-Mayfair, Inc. (Arden-Mayfair) and Arden-Mayfair’s wholly-owned subsidiary, Gelson’s Markets (Gelson’s) which operates supermarkets in Southern California.  The Company also owns certain real estate properties through a subsidiary, Mayfair Realty, Inc. (Mayfair Realty) which is wholly-owned by the Company and Arden-Mayfair.

Arden is headquartered at 2020 South Central Avenue, Compton, California 90220 and its telephone number is (310) 638-2842.

Market Operations

As of December 29, 2007, Gelson’s operated 18 full-service supermarkets in Southern California, which carry both perishable and grocery products, 17 under the name “Gelson’s” and one under the name “Mayfair.”  Gelson’s and Mayfair are self-service cash-and-carry markets which offer a broad selection of local and national brands as well as a limited number of private label items.  Gelson’s targets the consumer who values superior customer service, merchandise, presentation and selection.  Gelson’s also operates a distribution center in the City of Commerce, California.

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

Merchandise  The merchandise offerings in the markets are tailored in response to Gelson’s customer profile.  Gelson’s stores, which range in size from approximately 18,000 to 40,000 square feet, typically carry a wide range of items, including traditional grocery categories such as dry groceries, produce, meat, seafood, bakery, dairy, wine and liquor, floral, sushi, vitamins, health and natural food products, health and beauty aids and a selection of organic products.  Gelson’s perishables are typically premium products, which are rigorously maintained and culled as appropriate to assure quality and freshness.  Gelson’s merchandising emphasizes specialty items such as imported foods and unusual delicatessen items, and items found in service departments such as seafood, sit-down coffee areas, bakeries and service deli.  The Mayfair store offers a merchandise selection which is equal in quality to a Gelson’s but generally offers fewer choices.

Service  Gelson’s emphasizes customer service by offering a variety of service departments including meat, seafood, delicatessen, floral, sushi, cheese and bakery departments.  All sushi and most bakery departments are operated by third parties.  Some Gelson’s stores include additional service departments such as fresh pizza, coffee bars, gelato bars and carving carts offering cooked meats.  Additionally, selected stores offer banking and pharmacy services through third parties.  Stores are staffed so that, even at peak times, customer checkout time is minimized.  In addition to checkers, there are personnel assigned to bagging and carrying out purchases.  All employees are encouraged to know customers by name and assist them whenever possible.  All stores offer a Company credit card to qualified customers in addition to the option of paying for their purchases with cash, checks, credit or debit cards.  Stores are typically open 14 to 17 hours per day, with hours of operation determined by local code, lease provisions or as appropriate for the business characteristics of each community.

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

Expansion and Store Development  Management regularly evaluates the feasibility of opening new stores in and outside its existing trade areas and remodeling existing stores in order to maximize the existing stores’ appeal to consumers and their profit potential.  In 2007, capital expenditures totaled $3,824,000.

Advertising and Promotion  Gelson’s advertises on a limited basis in newspapers and through its newsletter.  Advertising focuses on the promotion of events rather than prices; for example, Gelson’s emphasizes special holiday selections, new products, specialty items, services and recipes.  In addition, Gelson’s maintains a website at www.gelsons.com which allows customers to learn more about the Company and to read about food related topics that may be of interest to them.  The website also provides an opportunity for customers to request a newsletter, offer feedback and to place catering and holiday meal orders online.  The Company reevaluates its strategy regularly in an effort to identify the most effective means of attracting and retaining customers.

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

The bulk of all merchandise purchasing takes place at Gelson’s headquarters in Encino, California.  Approximately 47% of the purchases for 2007 were distributed through the central warehouse; the remainder was delivered directly to the stores from manufacturers, distributors or wholesalers.  The central purchasing and distribution operations are conducted based on electronic in-store ordering systems.  Stores can place and receive orders up to six days per week.  Perishables are ordered more frequently than other goods.

The largest supplier for the stores is Unified Western Grocers, Inc. (Unified) (formerly Certified Grocers), a grocery wholesale cooperative, which has been a supplier to the Company for approximately thirty-three years and which accounted for approximately 17% of Gelson’s purchases in fiscal 2007.  No other supplier accounts for more than 3% of Gelson’s purchases.  The Company believes that there would be a negative short-term impact if the Company were to lose Unified as a supplier for Gelson’s, but that such impact would likely be mitigated by a combination of events, which could include:  (i) purchasing certain items for direct store delivery, thereby freeing warehouse capacity to allow other items to be purchased through the warehouse and (ii) purchasing certain products through other wholesalers.  However, such a loss could have an adverse effect on the performance of Gelson’s.

Employees

Gelson’s had approximately 1,328 full-time and 1,001 part-time store, warehouse and office employees at December 29, 2007.  Most Gelson’s employees are covered by union collective bargaining agreements that establish rates of pay, benefits and procedures for the orderly settlement of disputes.  In general, these agreements have been negotiated on a local industry-wide basis.

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

In addition to employees at Gelson’s, Arden-Mayfair had approximately 69 full-time and 2 part-time employees at its executive and headquarters offices as of December 29, 2007, some of whom are covered by a collective bargaining agreement.

Governmental Regulation

Gelson’s is subject to regulation by a variety of governmental agencies, including the U.S. Food and Drug Administration, the California Department of Alcoholic Beverage Control, and state and local health departments.  The Company believes that Gelson’s and Mayfair store operations comply in all material respects with federal, state and local health, environmental and other laws and regulations.  Although the Company cannot predict the effect of future laws or regulations on its operations, expenditures for continued compliance with current laws are not expected to have a material adverse impact on Gelson’s competitive position or the Company’s consolidated financial position, results of operations or cash flows.

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

Item 1A.             Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company.  Certain statements contained in this Item 1A, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, other parts of this report and other Company filings are forward-looking statements.  These statements discuss, among other things, future sales, operating results and financial condition.  Forward-looking statements reflect the Company’s current plans and expectations regarding important risk factors and are based on information currently known to the Company.

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

New Labor Contracts and Labor Stoppages

The majority of our employees belong to unions with which we have signed labor agreements which establish rates of pay, benefits and procedures for the orderly settlement of disputes.  In order to continue to attract and retain quality personnel, we may accept terms that increase our operating costs, which in turn, may negatively impact our profitability.  If contract negotiations are not successful, the union could recommend that our employees vote to strike our stores, distribution center and offices.

In February 2007, the Company completed negotiations with the UFCW to renew the contract covering the majority of our employees which expired on March 5, 2007.  The new contract discontinues the use of a two-tier wage structure and provides for, among other things, wage increases and modifications to the pension and health and welfare plans.  Our new contract expires March 5, 2010.

In July 2007, the UFCW completed negotiation of a new contract with the three major grocery retailers in our trade area.  The wage increases agreed to by these three competitors were somewhat less than the Company agreed to for certain job classifications and experience levels.  This could affect our ability to compete with grocery retailers whose labor costs are less than our own.  The new agreement between the UFCW and the three major grocery retailers expires on March 6, 2011, one year after Gelson’s contract with the UFCW expires.

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

Availability and Retention of Retail Space

We currently lease the majority of our store locations. Typically, our supermarket leases have initial 20-year lease terms and may include options for up to an additional 20 years.  The average term remaining on our supermarket leases, including renewal options, is approximately 20 years.  Our revenues and profitability would be negatively impacted if we are unable to renew these leases at reasonable rates.

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

The Ability of our Vendors to Supply Products and Services in a Timely Manner

Our business is dependent on our ability to purchase products from a large wholesaler and numerous smaller vendors in a timely manner and at competitive prices.  The largest supplier for our stores is Unified, a grocery wholesale cooperative, which has provided product for our stores for approximately thirty-three years.  We currently procure approximately 17% of our product from Unified.  Any disruption in the business of Unified or any of our other principal suppliers could negatively impact our sales and profitability.  Even where we have access to alternative sources of supply, the failure of a supplier to meet our demands may temporarily disrupt store level merchandise selection.

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

Stock Price Volatility

The market price of our Class A Common Stock (Class A) could be subject to significant fluctuation in response to various market factors and events including general economic and market conditions, variations in our earnings results, publicity regarding us and our competitors and the grocery business in general.  The stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. Furthermore, there is not a significant volume of trading in our Class A which subjects our stock price to a higher level of volatility and may adversely impact the liquidity of the stock.  In March 2007, the Company merged its Stock Bonus Plan into its 401(k) Retirement Savings Plan (401(k) Plan) in order to satisfy the new congressionally mandated diversification requirements. Stock previously held for the benefit of participants in the Company’s Stock Bonus Plan was transferred to individual participant accounts in the Company’s 401(k) Plan.  As of December 29, 2007, participants in the Company’s 401(k) Plan held 106,838 shares of Class A in the 401(k) Plan.  These participants can elect to sell their shares which may have a negative effect on the price of Class A.  Fluctuations in our Class A price also impact compensation expense as it relates to our outstanding stock appreciation rights (SARs).  See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

Item 1B.              Unresolved Staff Comments

None.

Item 2.                Properties

In November 2006, the Company formed a new wholly-owned subsidiary called Mayfair Realty.  At the end of fiscal 2006, most real estate owned by the Company or Arden-Mayfair was transferred to Mayfair Realty.

Mayfair Realty currently owns two freestanding Gelson’s supermarket properties and a shopping center in which a Gelson’s Market is located.  The shopping center owned by Mayfair Realty, located in Calabasas, California, consists of approximately 58,000 leasable square feet, approximately 18,000 square feet of which is leased to multiple tenants and approximately 40,000 square feet of which is leased to Gelson’s.  Fifteen supermarkets and the warehouse and distribution facilities which service the markets are leased from third parties.  Gelson’s corporate offices in Encino, California and the Company’s executive office in Beverly Hills, California are also leased.  Typically, supermarkets have initial 20-year lease terms and may include options for up to an additional 20 years.  These leases often require the payment of percentage rent on sales in excess of certain levels in addition to minimum rent.  The average term remaining on the supermarket leases, including renewal options, is approximately 20 years.  The 18 markets range in size from approximately 18,000 to 40,000 square feet.  Gelson’s warehouse, distribution and truck service facilities in the City of Commerce, California are leased and contain approximately 131,000 square feet.  The term of the lease, including renewal options, expires in January 2021.  The Company exercised its right to terminate the lease for its Pasadena store in the Spring of 2005, but the lease was reinstated by mutual agreement on different terms in April 2005.

Mayfair Realty owns a 30,000 square foot office building in Compton, California which serves as the Company’s headquarters and a parcel of unimproved land in Rubidoux, California.  The Company also owns (through Mayfair Realty) or leases several parcels adjacent to, or near, four of its stores which are used for additional parking.  In addition, AMG Holdings, Inc. (AMG Holdings), a wholly-owned subsidiary of Arden-Mayfair, leases as a tenant, a 62,000 square foot building in Los Angeles, California consisting of office and warehouse space, which is entirely subleased until the lease on the property expires in 2012.

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

Item 4.                Submission of Matters to a Vote of Security Holders

There was no matter submitted during the fourth quarter of fiscal year 2007 to a vote of the security holders of the Registrant.

PART II

Item 5.                Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)                                  The Company’s Class A is traded in the NASDAQ Global Market under the symbol ARDNA.  During the past two years, the range of high and low sales prices for each quarterly period was, according to NASDAQ, the following:

	2007		2006
	High	Low	High	Low

1st Quarter	$133.50	$113.00	$93.50	$82.00
2nd Quarter	144.05	128.26	114.85	89.76
3rd Quarter	170.00	124.46	120.10	96.10
4th Quarter	165.48	130.22	141.03	113.50

(b)                                 As of December 29, 2007, there were 894 holders of record of the Company’s Class A, with aggregate holdings of 3,161,098 shares of Class A.  This does not include 1,357,200 shares of the Company’s Class A owned by AMG Holdings, a wholly-owned second-tier subsidiary of the Company.

(c)                                  The Company declared regular quarterly dividends of 25 cents per share of Class A during fiscal 2007 and 2006.  The Company anticipates payment of comparable Class A quarterly dividends in future quarters.

Item 6.                Selected Financial Data

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

(In Thousands, Except Share and Per Share Data)

	2007	2006	2005	2004	2003
Operations For The Year (1):
Sales	$485,939	$482,737	$470,354	$502,898	$486,378
Gross profit	187,991	186,336	180,423	192,316	181,957
Operating income (2)	45,177	36,680	31,816	34,579	25,458
Other income (expense), net	3,307	2,439	1,606	3,591	2,446
Income tax provision	19,277	15,895	13,571	15,498	11,323
Net income	$29,207	$23,224	$19,851	$22,672	$16,581
Net income per common share (3):
Basic – Class A Common Stock	$9.24	$7.16	$5.87	$7.00	$5.11
Basic – Class B Common Stock	N/A	N/A	N/A	6.13	4.60
Diluted	9.24	7.16	5.87	6.70	4.90

Financial Position At Year-End (1):
Total assets	$166,689	$145,601	$147,027	$122,135	$186,972
Working capital	70,154	41,942	41,304	23,883	75,185
Long-term debt	1,228	1,228	1,453	1,764	2,038
Stockholders’ equity	108,493	82,294	82,320	66,576	115,000
Capital expenditures	3,824	4,868	6,390	12,641	5,752

Other Operating and Financial Data:
Number of stores at end of fiscal year	18	18	18	18	18
Sales increase (decrease) (1) (4):
Total stores	.6%	2.6%	(6.6%)	3.4%	22.3%
Same stores	.6%	2.6%	(6.6%)	3.4%	22.3%

Depreciation and amortization	$6,685	$7,097	$7,401	$6,990	$8,126

Dividends declared per common share (3):
Class A Common Stock	$1.00	$1.00	$1.00	$1.00	$.50
Class B Common Stock	N/A	N/A	N/A	$.675	$.45

Special dividend declared per Class A
Common Stock share				$20.00

Weighted average common shares outstanding (3):
Basic – Class A Common Stock	3,161,098	3,241,805	3,381,051	2,217,675	2,015,859
Basic – Class B Common Stock	N/A	N/A	N/A	1,164,977	1,363,584
Diluted	3,161,098	3,241,805	3,381,051	3,382,652	3,380,524

All years are 52 weeks except 2003 which is 53 weeks.

(1)                The Company’s results of operations and financial position reflect, to some extent, the impact of a labor dispute in the Company’s trade areas in 2003 and 2004.

(2)                Fiscal 2003 operating income includes a $4,311 (stated in thousands) charge for impairment on long-lived assets related to leasehold improvements and equipment at the Pasadena store.

(3)                Prior to November 10, 2004, the Company had two classes of Common Stock including Class B Common Stock (Class B) which was convertible on a share-for-share basis into Class A.  Class B stockholders were entitled to share in 90% of the dividends (other than stock dividends) paid to Class A stockholders.  On November 10, 2004, Bernard Briskin, Chairman of the Board of Directors, President and Chief Executive Officer of the Company, elected to convert Class B shares beneficially owned by him, including shares beneficially owned with his spouse, into Class A shares.  The conversion of these shares triggered the automatic and simultaneous conversion of all remaining Class B shares as provided under the Company’s Restated Certificate of Incorporation.  After the conversion, the Company has only Class A outstanding and all stockholders participate equally in the undistributed earnings of the Company.

(4)                Same store sales increases are calculated by comparing year-over-year sales for stores that were open in both years.  If a store was not open for the entire year in both years being compared, then the store is not included in the same store analysis.  No stores were closed during any of the periods presented.  Fiscal 2003 was a 53-week year.  No adjustment was made to remove the additional week for comparison purposes.  Store sales used to calculate sales increases, above, do not include revenue from leases, subleases, licensing arrangements and finance charges, and therefore, may not agree to total year-over-year sales increases as disclosed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company.  Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, other parts of this report and other Company filings are forward-looking statements.  These statements discuss, among other things, future sales, operating results and financial condition.  Forward-looking statements reflect the Company’s current plans and expectations regarding important risk factors and are based on information currently available to us.  The Company cautions readers that any forward-looking statements contained in this report or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors.  The Company does not undertake any obligation to update forward-looking statements.

Overview

Arden is a holding company which conducts operations through its first and second tier wholly-owned subsidiaries, Arden-Mayfair and Gelson’s, respectively.  Gelson’s operates 18 full-service supermarkets in Southern California.  Gelson’s caters to the upscale customer who expects superior quality, service and merchandise selection.  In addition to the customary supermarket offerings, Gelson’s offers specialty items such as imported foods, unusual delicatessen items and organic and natural food products.  All Gelson’s stores include the typical service departments such as meat, seafood, delicatessen, floral, sushi, cheese and bakery.  In addition, some stores offer further services including fresh pizza, coffee bars, gelato bars and carving carts offering cooked meats.

The Company’s management focuses on a number of performance indicators in evaluating financial condition and results of operations.  Same store sales, gross profit and labor costs are some of the key factors that management considers.  Both sales and gross profit are significantly influenced by competition in our trade area.  Gelson’s already faces competition from regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson’s), stores specializing in natural and organic foods, specialty and gourmet markets and grocery departments in mass merchandise and club stores.  We anticipate having increased competition from new competitors moving into our trade area.  In addition, if the merger trend among our competitors continues, this may impact our ability to compete, as the newly formed larger competitors may possess stronger bargaining power with vendors and suppliers and have greater market recognition among consumers.

Labor and other related payroll costs are the second largest expense (after product cost) incurred by Gelson’s, and thus is a financial measure which is carefully monitored by management.  As of fiscal 2007 year end, Gelson’s had approximately 1,328 full-time and 1,001 part-time store, warehouse and office employees.  The majority of Gelson’s employees are members of the UFCW.  In February 2007, the Company completed negotiation of a new union contract with the UFCW to replace the contract which expired on March 5, 2007.  The three major grocery retailers in our trade area had not reached an agreement by this date.  The new Gelson’s contract starts the elimination process of the two-tier wage configuration and returns it to a single wage structure and provides for, among other things, wage increases and modifications to the Company’s pension and health and welfare contribution rates.  The Company’s employees who are members of the UFCW voted to ratify the new contract in a vote held on February 21 and 23, 2007.  The new contract expires March 5, 2010.

The Company contributes to a multi-employer health care and pension plan trust on behalf of its employees who are members of the UFCW.  All employers who participate in a multi-employer plan are required to contribute at the same hourly rate based on straight time hours worked in order to fund the plan.  Consequently, the benefit contribution rates that the Company negotiated with the UFCW effective March 2007 were subject to change retroactively based on the outcome of the union’s negotiations with the three major grocery retailers in our trade area which were completed in July 2007.  The employees of the three major grocery retailers voted to ratify their contract on July 22, 2007.  The new agreement expires March 6, 2011, one year after Gelson’s contract with the UFCW expires.  If no extension agreement is reached and Gelson’s contract expires prior to the others’, it is possible that Gelson’s will be required to negotiate separately and suffer a job action if an agreement cannot be reached.

The agreement reached with the UFCW and the three major grocery retailers resulted in a substantial reduction in the average hourly contribution rates for pension and health care.  The majority of the reduction relates to the health and welfare fund which, as of the first quarter of 2007, was overfunded in total, for all employers, by approximately $500,000,000.  The reduction in the health and welfare contribution rate is expected to substantially reduce the overfunded status of the fund during the term of the new contract between the UFCW and the three major grocery retailers.  The change in contribution rates for both pension and health care were retroactive to the beginning of March 2007.  The reduction in the contribution rates has and will continue to result in a substantial decrease in the Company’s selling, general and administrative (SG&A) expense when comparing periods covered by the current and the expired contracts.

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

Another component of labor related expense is the cost of workers’ compensation.  For claims incurred prior to July 1, 2006, the Company is primarily self-insured through the use of a high deductible policy which provides the Company with stop-loss coverage to limit its exposure on a per claim basis and provides coverage for qualifying costs in excess of per claim limits.  Effective July 2006, the Company purchased a one-year fully insured guaranteed cost workers’ compensation insurance policy to replace the high deductible program for losses occurring after June 30, 2006.  The guaranteed cost program eliminates the Company’s risk against claims occurring after June 30, 2006 and has resulted in a decrease in workers’ compensation expense.  Effective July 2007, the Company entered into another one-year fully insured guaranteed cost workers’ compensation insurance policy at a significantly lower rate compared to the previous policy year which will further reduce SG&A expense through June 30, 2008.  The Company continues to maintain an accrual for claims incurred prior to July 2006 under the high deductible program.  That accrual is based on both undeveloped reported claims and an estimate of claims incurred but not reported.  While the Company devotes substantial time and commitment to maintaining a safe work environment, the ultimate cost of workers’ compensation is highly dependent upon legal and legislative trends, the inflation rate of health care costs and the Company’s ability to manage claims.

In the past, the Company’s quarterly results have reflected significant fluctuations in operating income as a result of adjustments recorded to reflect the change in the fair value of SARs that have been granted to non-employee directors and certain employees.  Each SAR entitles the holder to receive cash upon exercise equal to the excess of the fair market value of a share of the Company’s Class A, as determined in accordance with the SARs agreement, on the date of exercise over the fair market value of such share on the date granted.  Fluctuations in the market price of the Company’s Class A from the end of the previous fiscal year impact the recognition or reversal of SARs compensation expense in the year being reported upon.  Since the Company cannot predict future fluctuations in the market price of its stock, it also cannot forecast future SARs compensation expense adjustments and the extent to which operating income will be impacted.

Results of Operations

2007 Compared to 2006

Net income in 2007 increased 25.8% to $29,207,000 compared to $23,224,000 during 2006.  Operating income increased 23.2% to $45,177,000 in 2007 compared to $36,680,000 in 2006.

Sales from the Company’s 18 supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $485,939,000 in 2007.  This represents an increase of .7% from 2006, when sales were $482,737,000.  The Company has experienced sales growth due to product pricing decisions (primarily due to product cost increases) partially offset by a decrease in customer count.  Sales during 2007 were influenced by increased competition in our trade area from new competitors entering our market.  In addition, the merger trend amongst our competitors resulted in larger companies that possess stronger market recognition.

The Company’s gross profit as a percent of sales was 38.7% in 2007 compared to 38.6% in 2006. In calculating gross profit, the Company deducts product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs in cost of sales.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 29.4% in 2007 compared to 31.0% in 2006.  The Company’s provision for all union pension and health care plans decreased 31.4% to $15,120,000 in 2007 compared to $22,032,000 in 2006 due to a reduction in the average hourly contribution rates for pension and health care as discussed above as well as a slight decrease in the number of hours eligible for contributions.  Workers’ compensation expense also decreased 39.5% to $2,992,000 in 2007 compared to $4,945,000 in 2006 as discussed above.  Finally, lower SARs compensation expense in 2007 compared to the prior year also contributed to the decrease in SG&A expense as a percent of sales.  During 2007, the Company recognized $2,908,000 of SARs compensation expense compared to $3,671,000 in 2006.  The decrease in SG&A expense was partially offset by an increase in labor costs as a result of the new contract with the UFCW as discussed above.

The Company contributes to several multi-employer union pension and health care plans.  Pension and health care payments are determined based on straight-time hours worked and the contribution rate as stipulated in the Company’s various collective bargaining agreements.  The Company recognized union pension expense of $5,332,000 in 2007 compared to $6,801,000 in 2006.  Union health care expense was $9,788,000 in 2007 compared to $15,231,000 in 2006.  Costs decreased due to a reduction in the average hourly contribution rate and the number of hours eligible for contributions as discussed above.

The Company is primarily self-insured for losses related to general and auto liability claims as well as for workers’ compensation in some prior years.  The Company has stop-loss insurance coverage to limit its exposure on a per claim basis and is insured for covered costs in excess of per claim limits.  Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion, recorded reserves for general and auto liability claims and workers’ compensation are adequate to cover the future payment of claims.

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

Stock-based compensation under the SARs program was previously subject to variable accounting in accordance with Financial Accounting Standards Board Interpretation No. (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” an interpretation of Accounting Principles Board Opinion No. (APB) 25, “Accounting for Stock Issued to Employees.”  Under FIN 28, compensation expense was recognized as the SARs vested using the graded-vesting method.  In addition, changes in the market price of the Company’s Class A impacted the recognition of SARs expense.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. (SFAS) 123(R) (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense based on the fair value of SARs.  The Company adopted SFAS 123(R) using the modified prospective transition method, and therefore prior period results were not restated.  As of January 1, 2006, the cumulative effect of adopting SFAS 123(R) resulted in the recognition of $288,000 in compensation expense as well as additional expense of $3,383,000 related to an increase in the fair value of SARs since the end of fiscal 2005 and the additional vesting of SARs.  Compensation expense is recorded under SG&A expense on the Consolidated Statements of Operations and Comprehensive Income.

SFAS 123(R) requires the Company to remeasure the fair value of SARs each reporting period until the award is settled.  Compensation expense must be recognized each reporting period for changes in fair value and vesting.  During 2007, the Company recorded $2,908,000 of compensation expense related to the increase in the fair value of SARs and additional vesting during the period.  As of December 29, 2007, assuming no change in the SARs fair value, there was approximately $4,541,000 of total unrecognized compensation cost related to SARs which is expected to be recognized over a weighted average period of 4.6 years.  The total intrinsic value of SARs exercised during 2007 and 2006 was approximately $5,643,000 and $1,305,000, respectively.  Intrinsic value represents the amount by which the fair value of SARs on the date of exercise exceeds the grant price.

During 2007, the Company procured approximately 17% of its product through Unified, a grocery wholesale cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits and credit in order to purchase product from the cooperative.  As of December 29, 2007, the Company had approximately $1,659,000 on deposit with Unified, in addition to approximately $503,000 related to ownership of equity shares in Unified.  In 2007 and 2006, the Company recorded approximately $207,000 and $323,000, respectively, in patronage dividend income received in the form of cash and Unified equity shares as a reduction of cost of sales.

Interest and dividend income was $3,340,000 in 2007 compared to $2,560,000 for 2006 primarily due to increased cash levels and higher interest rates in 2007.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses from available-for-sale securities be included as a component of stockholders’ equity.  Unrealized gains on investments were $153,000 (net of income tax expense of $106,000) in 2007 compared to unrealized losses of $39,000 (net of income tax benefit of $28,000) in 2006.  Management does not believe any of these losses are other-than-temporary.

2006 Compared to 2005

Net income in 2006 increased 17.0% to $23,224,000 compared to $19,851,000 during 2005.  Operating income increased 15.3% to $36,680,000 in 2006 compared to $31,816,000 in 2005.

Sales from the Company’s 18 supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $482,737,000 in 2006.  This represents an increase of 2.6% from 2005, when sales were $470,354,000.  The Company has experienced sales growth due to product pricing decisions (to some extent resulting from product cost increases) and an increase in customer count.

The Company’s gross profit as a percent of sales was 38.6% in 2006 compared to 38.4% in 2005. In calculating gross profit, the Company deducts product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs in cost of sales.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 31.0% in 2006 compared to 31.6% in 2005.  The Company experienced a decrease in labor and other related payroll expense as a percent of sales during 2006  compared  to 2005  primarily due to increased sales dollars which did not require a similar increase in labor hours.  In addition, workers’ compensation expense in the second half of 2006 compared to the same period of the prior year is lower as the policy premium under the guaranteed cost program is less than what was accrued in the prior year under the Company’s former self-insured plan as discussed above.   The overall decrease in SG&A expense was

partially offset by higher SARs expense in 2006 compared to the prior year.  During 2006, the Company recognized approximately $3,671,000 in SARs compensation expense due to an increase in the fair value of SARs since the end of the previous year, the additional vesting of SARs and the adoption of SFAS 123(R) (revised 2004), “Share-Based Payment,” as discussed above.  In 2005, the Company recognized $946,000 of SARs compensation expense.

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

For a discussion of workers’ compensation, general and auto liability and other types of insurance coverage, see the discussion under the heading “2007 Compared to 2006” presented above.

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

Liquidity and Capital Resources

The Company’s current cash position, including investments and net cash provided by operating activities, are the primary sources of funds available to meet the Company’s capital expenditure and liquidity requirements.  The Company’s cash position, including investments, at December 29, 2007 was $78,852,000.  Cash not required for the immediate needs of the Company is temporarily invested in commercial paper and marketable securities.  Currently, all temporary investments are highly liquid.  The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.  The Mayfair store on Franklin Boulevard in Hollywood, California is currently being remodeled and, when completed in the Summer of 2008, will become a Gelson’s.

The Company also has two revolving lines of credit totaling $23,000,000 available for standby letters of credit, funding operations and expansion.  There were no outstanding borrowings against either of the revolving lines as of December 29, 2007.  The Company currently maintains four standby letters of credit aggregating $9,569,000 pursuant to the Company’s lease requirements and general and auto liability and workers’ compensation self-insurance programs.  The standby letters of credit reduce the available borrowings under its revolving lines.

The Company’s working capital was $70,154,000 at December 29, 2007 compared to $41,942,000 at December 30, 2006.  Net cash provided by operating activities totaled $30,202,000.  Cash flows from operating activities resulted primarily from net income plus non-cash expenses and changes in working capital.

Net cash used in investing activities was $4,739,000 in 2007.  Investing activities primarily included capital expenditures of $3,824,000 and the purchase of investments of $945,000.  Net cash used in financing activities was $3,386,000 in 2007 which included cash dividend payments of $3,161,000 and principal payments on capital lease obligations of $225,000.

The Company’s current ratio was 2.63 at December 29, 2007 compared to 1.89 at December 30, 2006.  The Company’s total liabilities to equity ratio decreased to .54 at December 29, 2007 from .77 at December 30, 2006.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of December 29, 2007:

	Contractual Cash Obligations (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

7% Subordinated Income Debentures Due September 2014 Including Interest	$1,830	$86	$172	$172	$1,400

Operating Leases (1)	137,927	10,442	19,673	18,388	89,424

Total Contractual Cash Obligations (2)	$139,757	$10,528	$19,845	$18,560	$90,824

	Other Commercial Commitments (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby Letters of Credit (3)	$9,569	$9,569	$0	$0	$0

(1)          Operating leases does not include a five-year option period for one store for which the rent amount is not yet determinable.

(2)   Other Contractual Cash Obligations

                        The Company had the following other contractual cash obligations at December 29, 2007.  The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments is unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to general and auto liability claims and for all open years prior to July 1, 2006 for workers’ compensation.  Effective July 1, 2006, the Company purchased a fully insured guaranteed cost workers’ compensation insurance policy for losses occurring after June 30, 2006.  This policy replaced the high deductible program for workers’ compensation.  The Company maintains stop-loss insurance coverage to limit its loss exposure on a per claim basis. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis. Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims.  The Company’s liability reserve for unpaid and incurred but not reported claims at December 29, 2007 was approximately $7,107,000.

Employment Agreement

The Company has an employment agreement with a key executive officer that provides for annual retirement compensation equal to 25% of his average base salary and bonus earned in the last three fiscal years prior to his retirement. The Company had accrued $2,167,000 under the terms of the employment agreement as of December 29, 2007.

Property, Plant and Equipment Purchases

As of December 29, 2007, management had authorized expenditures on incomplete projects for the purchase of property, plant and equipment which totaled approximately $3,867,000.  The Company has an ongoing program to remodel existing supermarkets and to add new stores.  During 2007, total capital expenditures were $3,824,000.

(3)          Standby Letters of Credit

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

In April 2003, the Company announced a stock repurchase program, authorized by the Board of Directors, to purchase from time to time up to 100,000 shares of its Class A in the open market or in private transactions.  The timing, volume and price of purchases are at the discretion of the management of the Company.  In February 2006, the Company’s Board of Directors authorized the purchase of up to an additional 150,000 shares of Class A.  During 2006, the Company purchased 217,904 shares of Class A in unsolicited private transactions with unrelated parties for an aggregate purchase price of approximately $19,999,000.  The remaining number of shares authorized for purchase as of December 29, 2007 was 22,904.

During 2007 and 2006, the Company paid quarterly dividends of 25 cents per share of Class A for a total of approximately $3,161,000 and $3,267,000, respectively.

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

                        Workers’ Compensation and General and Auto Liability Insurance

                       The Company is primarily self-insured for losses related to general and auto liability claims and for all open years prior to July 1, 2006 for workers’ compensation.  The Company purchases stop-loss insurance coverage to limit its loss exposure on a per claim basis.  Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims.  The Company purchased a fully insured guaranteed cost workers’ compensation insurance policy for losses occurring after June 30, 2006.  This policy replaced the high deductible program for workers’ compensation.

                        Cost of Sales

                       Cost of sales reflects the direct costs involved in bringing the Company’s product to market including product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Warehouse and transportation costs include receiving costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center and distribution system.  Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products.  Advertising costs, net of vendor reimbursements, are expensed as incurred and include the cost of the Gelson’s newsletter, newspaper ads and other print advertising.  Occupancy costs consist of rent, common area charges (where applicable), depreciation and utilities related to Gelson’s operations.

                        Vendor Allowances

                        Promotional and rebate allowances make up the majority of all allowances received by Gelson’s from its vendors. With promotional allowances, vendors pay the Company to promote their product. The promotion may be a temporary price reduction, a feature in a print advertisement or newsletter, or placement of the vendor’s product in a preferred location in a store. The promotions are typically two to three weeks long and are recognized when the commitment has been fulfilled. Promotional and vendor cash rebate allowances are recorded as a reduction of cost of sales.  The Company also receives other allowances which are recognized as a reduction of cost of sales when they are earned.

                        Occasionally, the Company receives rebate allowances in the form of upfront lump-sum payments from vendors.  Under the terms of these long-term agreements (which typically extend for several months or years), the Company earns the rebates as it purchases product from the vendor.  The upfront payments are recorded as a liability when they are received and are recorded as a reduction of inventory cost as the product is purchased.  In the event that the Company does not purchase the minimum amount of product specified in the agreement, the upfront payments must be returned on a pro rata basis to the vendor.  If the contract does not specify that the rebate is earned as product is purchased, then the upfront payments are recorded as a liability when received and recognized as a reduction of cost of sales on a pro rata basis as the product is sold.

                        Stock Appreciation Rights

Stock-based compensation under the SARs program was previously subject to variable accounting in accordance with FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” an interpretation of APB 25, “Accounting for Stock Issued to Employees.”  Under FIN 28, compensation expense was recognized as the SARs vested using the graded-vesting method.  In addition, changes in the market price of the Company’s Class A impacted the recognition of SARs expense.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements.  This statement is effective for financial statements issued for the Company’s first quarter of 2008 and is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.”  SFAS 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis.  Unrealized gains and losses on items for which the fair value option has been elected will be included in net earnings at each subsequent reporting date.  SFAS 159 will be effective at the beginning of the Company’s fiscal year 2008 and is not expected to have a significant impact on the Company’s consolidated financial statements.

Item 7A.                                       Quantitative and Qualitative Disclosures about Market Risks

The Company currently has no outstanding bank debt or fixture financing.  If the Company should obtain financing or draw on its existing lines of credit, which bear interest at the bank’s reference rate or at the bank’s adjusted London Interbank Offer Rate (LIBOR) plus a margin up to 1.2%, the Company could then be exposed to market risk related to interest fluctuations.

A change in market prices exposes the Company to market risk related to its investments.  As of December 29, 2007, all investments were classified as available-for-sale securities and totaled $19,933,000.  A hypothetical 10% drop in the market value of these investments would result in a $1,993,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

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

Item 9.                                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                                       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 29, 2007.  Based upon that evaluation, the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Management, with the participation of the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 29, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                                           Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Identification and Information Concerning Directors

Below is set forth certain information about each of the Company’s directors as of February 29, 2008.  Certain of this information has been supplied by the persons shown.

		Principal Occupation (1)	Director	Term
Name	Age	and Other Directorships	Since (2)	Expires
M. Mark Albert (3)	45	Managing Director of TCW/Crescent Mezzanine, LLC (a mezzanine firm) since August 2006. Managing Director of Legacy Partners Group, LLC from February 2005 to July 2006. Partner of AV Advisory, LLC from July 2004 to February 2005. Managing Director of CIBC World Markets from March 2002 to June 2004.	2007	2008

Bernard Briskin	83	Chairman of the Board of Directors, President and Chief Executive Officer of the Company, and President and Chief Executive Officer of Arden-Mayfair and Mayfair Realty, both subsidiaries of the Company, and Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of AMG Holdings and Chairman of the Board and Chief Executive Officer of Gelson’s, both subsidiaries of Arden-Mayfair.	1970	2010

John G. Danhakl	51	Managing Partner, Leonard Green & Partners, L.P. (a private equity firm) since March 1995. Managing Director of Donaldson Lufkin Jenrette Securities Corporation from March 1990 to February 1995. Director of Leslie’s Poolmart, Inc., Horseshows in the Sun, Inc. (HITS), The Neiman Marcus Group, Inc., Petco Animal Supplies, Inc., Sagittarius Brands, Inc. and The Tire Rack, Inc.	1995	2010

Robert A. Davidow	65	Private Investor.	1993	2008

Kenneth A. Goldman	65	Attorney and Partner with Reed Smith LLP (a law firm) since January 2003, Attorney and Director with Crosby, Heafey, Roach & May, A Professional Corporation from September 2000 to December 2002. For more than five years prior thereto, Attorney and Principal of Sanders, Barnet, Goldman, Simons & Mosk, A Professional Corporation.	2001	2010

Steven Romick	44	Investment Advisor, Member of First Pacific Advisors, LLC (investment advisors).	2003	2009

(1)	Unless otherwise indicated, principal occupation or occupations shown have been such for a period of at least five years in the aggregate.

(2)	Date shown for term of service indicates commencement of service as a director of the Company or Arden-Mayfair.

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

Identification of Executive Officers

Below is set forth certain information about each of the executive officers of the Company as of February 29, 2008:

Name	Age	Position(s)

Bernard Briskin	83

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

Mr. Briskin served as Chairman of the Executive Committee of the Board of Directors of Arden-Mayfair until August 1978, when he was elected President and Chief Executive Officer of Arden-Mayfair.  In November 1978, Mr. Briskin was elected President and Chief Executive Officer of the Company, and in June 1994, he was elected Chairman of the Board of the Company.  Mr. Briskin serves in his current positions with the Company and its subsidiaries pursuant to an employment agreement which expires on January 1, 2010, although the term will be automatically extended for successive one year periods unless certain termination notices are given by either Mr. Briskin or the employers fifteen to eighteen months prior to the current expiration date.  See Item 11 -  Executive Compensation for further information.

Except for Mr. Briskin, who has an employment agreement, all officers serve at the pleasure of the Board of Directors.

Audit Committee and Financial Expert

The Board of Directors has an Audit Committee comprised of three outside directors.  During 2007, the following individuals served as members of the Audit Committee:

Steven Romick, Chairman
M. Mark Albert (from February 28, 2007)
John G. Danhakl (through February 28, 2007)
Robert A. Davidow

On August 17, 2006, the Board of Directors of the Company elected John G. Danhakl to fill a vacancy on the Audit Committee.  Effective February 28, 2007, the Board of Directors elected M. Mark Albert to serve on the Audit Committee, and Mr. Danhakl concurrently resigned from the Audit Committee.

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

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct applicable to all officers, directors, management and employees.  The Code of Ethics and Business Conduct includes a Supplementary Code of Ethics for Financial Professionals which is applicable to the chief executive officer, chief financial officer, principal accounting officer or controller and individuals performing similar functions.  A copy of the Code of Ethics and Business Conduct may be obtained, without charge, upon written request to the Assistant Secretary, Arden Group, Inc., P.O. Box 512256, Los Angeles, California 90051-0256.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that directors and executive officers of the Company, as well as persons holding more than ten percent (10%) of a registered class of the Company’s equity securities, file with the SEC initial reports of the ownership and reports of changes of ownership of Class A and other equity securities of the Company.  Based solely on review of copies of such reports furnished to the Company and written representations that no other reports were required to be filed during the fiscal year ended December 29, 2007, all Section 16(a) filing requirements applicable to the Company’s executive officers, directors and greater than ten percent (10%) beneficial owners were complied with during such fiscal year.

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

Elements of the Company’s Compensation Program for Executives

The Company’s compensation packages for its named executives include elements of (1) a base salary; (2) a discretionary or formula bonus; (3) a Company contribution to the employee’s account in the Arden Group, Inc. 401(k) Plan; (4) a medical benefits program; (5) possible participation in the Company’s SARs program; and (6) other minor benefits.

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

The Company currently has no stock options outstanding and does not presently plan on granting stock options.  Instead, it provides incentives to certain named executive officers and other executives with participation in the Company’s SARs program.  Typically, the Company’s CEO or certain other executives will periodically make a request for the Company to consider awarding SARs to certain employees.  The request(s) are typically brought before the Compensation Committee and the Board of Directors to consider.  In awarding SARs units, the Board of Directors takes into account the balance between the executive’s base salary level, past bonuses and the more long-term nature of the SARs program. Overall, the Company believes that the majority of the compensation package should be in current compensation, but that there should be a meaningful level of longer term rewards, such as contributions to the 401(k) Plan and the SARs program.  Each case is discussed on a case by case, individual basis.  Also taken into account are the executive’s performance, the Company’s performance and any other SARs units the particular executive in question may have.  SARs issued to date entitle the holder to receive upon exercise thereof the excess of the fair market value of a share of Class A, as determined in accordance with the SARs agreement, on the date of exercise over the fair market value of such share on the date granted.  The SARs vest 25% each year beginning at the end of the first or third year and expire five or seven years from the date of grant, respectively.  The CEO has never participated in the SARs program.

Named Executive Officers’ Compensation

Bernard Briskin, Chairman of the Board of Directors, President and CEO of the Company has an employment agreement (Employment Agreement) with the Company dating back to 1988.  The term of the Employment Agreement currently expires on January 1, 2010 and is automatically extended for successive periods of one fiscal year unless either the Company and its subsidiaries, who are parties to the Employment Agreement, or Mr. Briskin gives notice of termination no less than fifteen months and no more than eighteen months prior to the date upon which the then current term of the Employment Agreement will expire.

The Employment Agreement presently provides for 2008 base compensation of $669,290 which is adjusted each year based on the increase in the Consumer Price Index, subject to a maximum annual increase of 4%, together with incentive formula based compensation in an amount equal to 2½% of the Company’s first $2,000,000 of pre-tax profits (as defined in the Employment Agreement) plus 3½% of pre-tax profits in excess of $2,000,000.  In addition, it provides for participation in the Company’s medical plan, the use of a Company-owned car and an annual uninsured medical expense reimbursement of up to $200,000 for Mr. Briskin and his immediately family.  In 2007, Mr. Briskin’s overall compensation was $2,411,931 which included a base salary of $647,282 and incentive formula based compensation of $1,737,772.  Accordingly, 72% of Mr. Briskin’s overall compensation is primarily incentive based.  Mr. Briskin’s Employment Agreement also provides that at such time as his base salary and bonus cease to accrue under the Employment Agreement for any reason other than his breach of the Employment Agreement or termination of his employment for cause, the Company will thereafter pay him on a monthly basis in arrears, as long as he lives, an amount per annum equal to 25% of his average base salary and bonus earned in the last three full fiscal years prior to the cessation of his employment.  The Company would also continue to provide Mr. Briskin during his lifetime with health insurance benefits and an automobile allowance equivalent to that which the Company then grants to its senior executives and an annual uninsured medical expense reimbursement of up to $200,000 for Mr. Briskin and his immediate family.  At each time that modifications were made to Mr. Briskin’s Employment Agreement, the Company carefully evaluated the effects of Internal Revenue Code (IRC) Section 162(m). The terms of the Employment Agreement were subject to review during the 2003 fiscal year by the Compensation Committee of the Board of Directors.  During the review, discussions took place between Mr. Briskin and the Committee concerning amendments to certain provisions of the Employment Agreement, but no amendments have yet been effected.  In addition, the Company is considering whether an amendment to the Employment Agreement will be required in order to continue to satisfy the requirements for deduction of remuneration payable to Mr. Briskin in excess of $1,000,000 under IRC Section 162(m) in light of a change in position by, and related general public guidance from, the Internal Revenue Service with respect to certain performance based remuneration.

The Company’s other named executive officer, Ms. Laura J. Neumann, received total compensation of $254,857 in 2007, consisting of a base salary of $141,450, a bonus of $30,000, option awards in the form of SARs of $65,060 and other benefits amounting to $18,347.  The $65,060 of option awards compensation represents the expense recognized for financial statement reporting purposes with respect to fiscal 2007 for the increase in fair value of SARs granted in fiscal 2007 and previous years in accordance with SFAS 123(R) (revised 2004), “Share-Based Payment” and additional vesting. For information regarding valuation assumptions used, see Note 1 of Notes to Consolidated Financial Statements. This amount reflects compensation expense recorded in the Company’s financial statements for these awards which does not necessarily correspond to the actual value that will be realized by Ms. Neumann.  Ms. Neumann presently holds 875 units of SARs which were awarded to her in 2003 and 3,500 units granted in 2007.  Ms. Neumann exercised SARs covering 875 units in both 2007 and 2006.

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

General

The following table sets forth the total annual and long-term compensation paid or accrued by the Company and its subsidiaries in connection with all businesses of the Company and its subsidiaries to or for the account of the CEO of the Company and the person acting in a similar capacity as the Principal Financial Officer during the 2007 and 2006 fiscal years.

Summary Compensation Table

					Non-Equity
Name and Principal Position				Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Compensation	Compensation	Total
	Year	($)	($)	($)(3)	($)	($) (4)	($)
Bernard Briskin, Chief	2007	647,282	(1)	0	1,737,772	26,877	2,411,931
Executive Officer	2006	635,837	(1)	0	1,398,088	48,591	2,082,516

Laura J. Neumann (2)	2007	141,450	30,000	65,060	0	18,347	254,857
	2006	136,620	25,000	75,647	0	21,120	258,387

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

(2)

During the Company’s 2007 and 2006 fiscal years, it did not have a Chief Financial Officer and Ms. Neumann, Senior Director of Financial Reporting and Compliance, acted in a similar capacity as the Principal Financial Officer of the Company.

(3)

Option awards compensation represents the expense recognized for financial statement reporting purposes with respect to fiscal 2007 and 2006 for the increase in fair value of SARs granted in fiscal 2007 and previous years in accordance with SFAS 123(R) (revised 2004), “Shared-Based Payment.” For information regarding valuation assumptions used, see Note 1 of Notes to Consolidated Financial Statements. This amount reflects the compensation expense recorderd in the Company’s financial statements for these awards as a result of an increase in the fair value of the SARs and additional vesting during fiscal 2007 and 2006, and does not necessarily correspond to the actual value that will be realized by the named executive officer.

Under SFAS 123(R), the measurement date for cash settled SARs is the date of settlement. Accordingly, liabilities related to SARs are remeasured at the end of each reporting period until settlement. As of December 29, 2007, the fair value of SARs granted in 2007 to Ms. Neumann without regard to vesting or forfeitures was $141,435.

(4)                                  The following table sets forth the components of  All Other Compensation included in the Summary Compensation Table:

		Medical			Pay in
		Expense	401(k)	Auto	Lieu of
	Year	Reimbursement	Plan (1)	Allowance	Vacation	Total
Bernard Briskin	2007	$8,129	$12,000	$6,748	$0	$26,877
	2006	24,010	17,600	6,981	0	48,591

Laura J. Neumann	2007	0	12,000	0	6,347	18,347
	2006	0	16,741	0	4,379	21,120

(1)                                  Represents Company discretionary contributions to the 401(k) Plan.

Employment Agreement and Payment Upon Termination

The compensation of Mr. Briskin, the CEO of the Company, is established under an Employment Agreement, as amended, which currently expires on January 1, 2010.  The Employment Agreement provides that, upon the expiration of the initial term on January 1, 2004, the term thereof is automatically extended for successive periods of one fiscal year unless either the Company and its subsidiaries or Mr. Briskin gives notice of termination not less than fifteen months and no more than eighteen months prior to the date upon which the then current term of the Employment Agreement will expire.  Pursuant to the terms of the Employment Agreement, Mr. Briskin’s base salary increases on January 1 of each year based upon increases in the Consumer Price Index subject to a maximum annual increase of 4%.  His annual bonus is equal to 2½% of the Company’s first $2,000,000 of pre-tax profits (as defined in the Employment Agreement) plus 3½% of pre-tax profits in excess of $2,000,000.  The Employment Agreement provides for an annual uninsured medical expense reimbursement up to $200,000 for Mr. Briskin and his immediate family.  The terms of the Employment Agreement were subject to review during the 2003 fiscal year by the Compensation Committee of the Board of Directors.  During the review, discussions took place between Mr. Briskin and the Committee concerning amendments to certain provisions of the Employment Agreement, but no amendments have yet been effected.

Mr. Briskin’s Employment Agreement provides that at such time as his base salary and bonus cease to accrue under the Employment Agreement for any reason other than his breach of the Employment Agreement or termination of his employment for cause, the Company will thereafter pay him on a monthly basis in arrears, as long as he lives, an amount per annum equal to 25% of his average base salary and bonus earned in the last three full fiscal years prior to the cessation of his employment.  The Company would also continue to provide Mr. Briskin during his lifetime with health insurance benefits, an automobile allowance equivalent to that which the Company then grants to its senior executives and an annual uninsured medical expense reimbursement of up to $200,000 for Mr. Briskin and his immediate family.  If the Company’s obligation to make these payments was triggered on December 28, 2007, the last business day of the Company’s fiscal year ended December 29, 2007, the Company would be obligated to pay Mr. Briskin $43,212 per month on the first day of each month beginning on February 1, 2008 and ending upon his death and to provide him with an automobile allowance which would be approximately $25,000 per year and health insurance benefits and uninsured medical expense reimbursements up to $200,000 per year for him and his immediate family.  For accrual purposes, it is assumed that the cost of the health insurance benefits and the uninsured medical expense reimbursement would aggregate $200,000 per year.

Stock Appreciation Rights

The Company has granted SARs covering shares of the Company’s Class A to non-employee directors and to certain officers and employees of the Company and its subsidiaries.  Each SAR entitles the holder to receive upon exercise thereof the excess of the fair market value of a share of Class A, as determined in accordance with the SARs agreement, on the date of exercise over the fair market value of such share on the date granted.  SARs granted prior to December 2007 vest 25% each year beginning at the end of the first year and expire five years from the date of grant.  SARs granted in December 2007 vest 25% each year beginning at the end of the third year and expire seven years from the date of grant.

The following table provides information as to SARs granted to named executive officers during fiscal 2007:

SAR Granted During Fiscal 2007

Name	Grant Date	Number of Securities Underlying SARs (#)	Exercise or Base Price of SARs ($/Sh)	Fiscal 2007 Year End Fair Value of SARs ($)

Laura J. Neumann (1)	12/6/2007	3,500	146.44	141,435	(2)

(1)                                  Acting in a similar capacity as the Principal Financial Officer.

(2)                                  See note 3 under Summary Compensation Table.

The following table provides information as to outstanding SARs held by named executive officers as of December 29, 2007:

Outstanding SAR Awards at 2007 Fiscal Year-End

Name	Number of Securities Underlying Unexercised SARs (#) Exercisable	Number of Securities Underlying Unexercised SARs (#) Unexercisable		SARs Exercise Price ($)	SARs Expiration Date

Laura J. Neumann (1)	875	0		57.00	12/4/2008
	0	3,500	(2)	146.44	12/5/2014

(1)                                  Acting in a similar capacity as the Principal Financial Officer.

(2)                                  These SARs vest 25% each year beginning at the end of the third year.

The following table provides information on the exercise of SARs by the named executive officers in 2007:

SAR Exercises 2007

	SAR Awards
Name	Number of Shares Underlying SARs Exercised (#)	Value Realized on Exercise ($)
Laura J. Neumann (1)	875	90,978	(2)

(1)                                  Acting in a similar capacity as the Principal Financial Officer.

(2)                                  Difference between the fair market value of a share of Class A on the date of exercise and the fair market value on the date of grant.

Remuneration of Directors

The following table provides information as to non-employee director compensation for the year ended December 29, 2007:

Director Compensation for 2007

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)

M. Mark Albert	42,000	183,529	225,529
John G. Danhakl	50,000	366,642	416,642
Robert A. Davidow	57,000	289,417	346,417
Kenneth A. Goldman	30,000	367,168	397,168
Steven Romick	61,000	660,199	721,199

(1)                                  As of December 29, 2007, each of the directors held SARs covering 9,500 shares of Class A, except Mr. Davidow and Mr. Albert who held SARs covering 12,000 and 17,000 shares of Class A, respectively.  Option awards compensation represents the expense recognized for financial statement reporting purposes with respect to fiscal 2007 for the fair value of SARs granted in fiscal 2007 and previous years in accordance with SFAS 123(R) (revised 2004), “Shared-Based Payment” and additional vesting.  For information regarding valuation assumptions used, see Note 1 of Notes to Consolidated Financial Statements.  These amounts reflect the compensation expense recorded in the Company’s financial statements for these awards which does not necessarily correspond to the actual value that will be realized by the named directors.

Under SFAS 123(R), the measurement date for cash settled SARs is the date of settlement.  Accordingly, liabilities related to SARs are remeasured at the end of each reporting period until settlement.  As of December 29, 2007, the fair value of SARs granted to Directors during 2007 without regard to vesting or forfeitures were as follows:

Director	Grant Date	Fair Value
Mr. Albert	3/13/2007	$431,800
Each of Messrs. Albert, Danhakl, Davidow, Goldman & Romick	12/6/2007	$283,080

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

Each of the non-employee directors presently holds SARs covering shares of Class A.  When the SARs are exercised, each unit entitles the holder to receive the excess of the fair market value of a share of Class A, as determined in accordance with the SARs agreement, on the date of exercise over the fair market value on the date of grant.  SARs granted prior to December 2007 vest 25% each year beginning at the end of the first year and expire five years from the date of grant.  SARs granted in December 2007 vest 25% each year beginning at the end of the third year and expire seven years from the date of grant.

Compensation Committee Interlocks and Insider Participation

The Board of Directors has a Compensation Committee.  In 2007, the Compensation Committee was comprised of the following directors, none of whom are or have been officers or employees of the Company:

John G. Danhakl, Chairman
M. Mark Albert (from March 13, 2007)
Robert A. Davidow

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

M . Mark Albert

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

Item 12.                                                       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of February 29, 2008 related to the stockholdings of persons known to the Company to be the beneficial owner of more than 5% of the Class A of the Company, its only outstanding class of equity securities:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Bernard Briskin Arden Group, Inc. 9595 Wilshire Boulevard, Suite 411 Beverly Hills, CA 90212	1,885,745	(2)(3)	59.6%

Royce & Associates, LLC 1414 Avenue of the Americas New York, NY 10019	187,000	(4)	5.9%

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

(4)                                  Based upon Schedule 13-G filed on January 25, 2008 with the SEC.

Security Ownership of Management

The following table shows the beneficial ownership of the Company’s Class A, its only outstanding class of equity securities, by each director, executive officer and by all directors and executive officers as a group as of February 29, 2008:

	Amount and
	Nature of Beneficial
Name of Beneficial Owner	Ownership (1)		Percent of Class

M. Mark Albert	0
Bernard Briskin	1,885,745	(2)	59.6%
John G. Danhakl	0
Robert A. Davidow	0
Kenneth A. Goldman	128,800	(3)	4.1%
Laura J. Neumann (4)	0
Steven Romick	0

All directors and executive officers as a group (7 persons)	2,014,545	(2)(3)	63.7%

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

(3)                                  Of these shares, 40,800 are held in trust by Mr. Goldman, as trustee, for the grandchildren of Mr. and Mrs. Briskin and 88,000 are held by limited partnerships, of which Mr. Goldman is one of the general partners and the limited partners are trusts of which the beneficiaries are members of Mr. and Mrs. Briskin’s family.

(4)                                  Ms. Neumann is Senior Director of Financial Reporting and Compliance and is included in the table on account of her acting in 2007 in a similar capacity as the Principal Financial Officer of the Company.

Equity Compensation Plan Information

The following table provides information related to the Company’s equity compensation plans as of December 29, 2007:

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

In 1998, the Company adopted a Stock Option Plan which was not submitted to security holders for approval and initially provided for the granting of stock options to key employees to purchase up to 35,000 shares of the Company’s Class A.  The Stock Option Plan was  amended in fiscal 2000 to increase the number of shares available thereunder to an aggregate of 70,000 shares.  The objective of the Stock Option Plan is to attract and retain quality personnel and to promote the success of the Company by providing employees the opportunity to share in its growth.  These options vest at 25% per year beginning at the end of the first year and expire five years from the date of grant.  The exercise price of stock options granted under the Stock Option Plan is equal to the fair market value of the Company’s Class A on the date of grant.  As of December 29, 2007, there were no stock options issued and outstanding.

Item 13.                                           Certain Relationships, Related Transactions and Director Independence

Certain Relationships and Related Transactions

A director of the Company, Mr. Goldman, is a partner of a law firm which performs legal services for the Company.

Review, Approval or Ratification of Transactions with Related Parties

The Company has a written policy to enter into or ratify a related party transaction only if the Audit Committee has approved or ratified such transaction in accordance with the guidelines and has determined that the transaction is on terms comparable to those that could be obtained in arms-length dealings with a non-related third party.

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

Directors Independence

The Board of Directors has determined that M. Mark Albert, John G. Danhakl, Robert A. Davidow and Steven Romick are independent directors as defined in the listing standards for NASDAQ.  These directors constitute a majority of the members of the Board of Directors.  All of the directors who are members of the Audit Committee and Compensation Committee of the Board of Directors are independent in compliance with the independence standards applicable for members of those specific committees in the listing standards for NASDAQ.  In reaching the conclusion that Mr. Romick is independent, the Board of Directors considered the fact that he has an ownership interest in, and is an employee of, a limited liability company that is the investment advisor to a group of mutual funds, in one of which the Company has an investment.  The mutual fund in which the Company has invested is not one that is managed by Mr. Romick.  The Company’s investment constituted less than 1% of the total funds held by the mutual fund as of December 29, 2007.

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

Item 14.                                           Principal Accountant Fees and Services

Audit Fees

Audit fees include the aggregate fees billed for the audit of the Company’s annual consolidated financial statements and the reviews of each of the quarterly consolidated financial statements included in the Company’s Forms 10-Q.  The aggregate audit fees billed to the Company by Moss Adams LLP (Moss) were approximately $292,000 and $272,000 for 2007 and 2006, respectively.

In July 2007, the Company responded to a comment letter from the SEC.  As a result, Moss billed the Company approximately $4,000 in fees related to researching issues raised in the letter and reviewing the Company’s response.

Audit-Related Fees

Audit-related fees incurred in connection with the audit of the Company’s employee benefit plans by Moss totaled approximately $20,000 and $19,000 in 2007 and 2006, respectively.

Tax Fees

Fees billed by Moss for tax services in 2007 aggregated approximately $53,000, including $32,000 for tax return and compliance work and $21,000 for other projects.  Fees billed by Moss for tax services in 2006 aggregated approximately $43,000, including $32,000 for tax return and compliance work and $11,000 for other projects.

All Other Fees

Other than the fees for services described above, there were no additional fees billed by Moss in 2007 or 2006.

It is the policy of the Audit Committee to pre-approve all audit and non-audit services provided by the Company’s independent registered public accounting firm.  The Audit Committee reviewed the above-described fees for non-audit services and considered whether the provision of those services is compatible with maintaining the independence of Moss and concluded that Moss has maintained their independence.

PART IV

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

ARDEN GROUP, INC.

Date

By	/s/BERNARD BRISKIN	3/7/08
Bernard Briskin, Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date

/s/BERNARD BRISKIN	3/7/08
Bernard Briskin, Director, Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

/s/LAURA J. NEUMANN	3/7/08
Laura J. Neumann, Senior Director of Financial Reporting and Compliance
(Principal Financial and Principal Accounting Officer)

/s/M. MARK ALBERT	3/7/08
M. Mark Albert, Director

/s/JOHN G. DANHAKL	3/7/08
John G. Danhakl, Director

/s/ROBERT A. DAVIDOW	3/7/08
Robert A. Davidow, Director

/s/KENNETH A. GOLDMAN	3/7/08
Kenneth A. Goldman, Director

/s/STEVEN ROMICK	3/7/08
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007.  In making the assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of December 29, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 29, 2007 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears on page 45.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Arden Group, Inc. and Consolidated Subsidiaries

We have audited the accompanying consolidated balance sheets of Arden Group, Inc. and Consolidated Subsidiaries (the Company) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 29, 2007. We also have audited the Company’s internal control over financial reporting as of December 29, 2007, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also include performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arden Group, Inc. and Consolidated Subsidiaries, as of December 29, 2007 and December 30, 2006, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Arden Group, Inc. and Consolidated Subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria set forth by the COSO in Internal Control - Integrated Framework.

As described in Note 10 to the consolidated financial statements, effective January 1, 2006, the Company adopted a new principle of accounting for share-based payments in accordance with Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment.

Moss Adams LLP

Los Angeles, California

March 5, 2008

Report of Independent Registered Public Accounting Firm

To the Stockholders of Arden Group, Inc.

In our opinion, the consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2005 present fairly, in all material respects, the results of Arden Group, Inc. and its subsidiaries their operations and their  cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California

March 8, 2006

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 29, 2007	December 30, 2006
Assets
Current assets:
Cash and cash equivalents	$58,919	$36,842
Investments	19,933	18,667
Accounts receivable, net of allowance for doubtful accounts of $172 and $192 as of December 29, 2007 and December 30, 2006, respectively	5,967	5,749
Inventories, net	21,558	19,881
Deferred income taxes	3,916	5,083
Other current assets	2,856	2,884
Total current assets	113,149	89,106
Property, plant and equipment, net	44,853	47,772
Deferred income taxes	5,450	5,187
Other assets	3,237	3,536
Total assets	$166,689	$145,601
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$20,367	$18,877
Federal and state income taxes payable	803	3,214
Current portion of long-term debt	0	225
Other current liabilities	21,825	24,848
Total current liabilities	42,995	47,164
Long-term debt	1,228	1,228
Deferred rent	6,144	6,070
Other liabilities	7,829	8,845
Total liabilities	58,196	63,307
Commitments and contingent liabilities (Notes 14 and 16)
Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 4,518,298 shares issued and outstanding as of December 29, 2007 and December 30, 2006, including 1,357,200 treasury shares	1,129	1,129
Capital surplus	5,378	5,378
Unrealized loss on investments, net of tax	(179)	(332)
Retained earnings	105,918	79,872
	112,246	86,047
Treasury stock, 1,357,200 shares at cost	(3,753)	(3,753)
Total stockholders’ equity	108,493	82,294
Total liabilities and stockholders’ equity	$166,689	$145,601

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In Thousands, Except Share and Per Share Data)

	2007	2006	2005
Sales	$485,939	$482,737	$470,354
Cost of sales	297,948	296,401	289,931
Gross profit	187,991	186,336	180,423
Selling, general and administrative expense	142,814	149,656	148,607
Operating income	45,177	36,680	31,816
Interest and dividend income	3,340	2,560	1,722
Other income (expense), net	64	2	36
Interest expense	(97)	(123)	(152)
Income before income taxes	48,484	39,119	33,422
Income tax provision	19,277	15,895	13,571
Net income	$29,207	$23,224	$19,851
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) from available-for-sale securities:
Net unrealized holding gain (loss) arising during the period	153	(38)	(381)
Reclassification adjustment for realized gain included in net income	0	(1)	(11)
Net unrealized gain (loss), net of income tax expense (benefit) of $106 for 2007, ($28) for 2006 and ($269) for 2005	153	(39)	(392)
Comprehensive income	$29,360	$23,185	$19,459
Net income per common share:
Basic and diluted	$9.24	$7.16	$5.87
Weighted average common shares outstanding:
Basic and diluted	3,161,098	3,241,805	3,381,051

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Unrealized
				Gain (Loss)				Total
	Common Stock Class A		Capital	on	Retained	Treasury Stock		Stockholders’
(In Thousands, Except Share Data)	Shares	Amount	Surplus	Investments	Earnings	Shares	Amount	Equity

Balance, January 1, 2005	4,740,452	$1,185	$5,643	$99	$63,402	1,357,200	$(3,753)	$66,576

Purchase and retirement of common stock	(4,250)	(1)	(5)	0	(328)	0	0	(334)
Net unrealized loss	0	0	0	(392)	0	0	0	(392)
Dividends declared	0	0	0	0	(3,381)	0	0	(3,381)
Net income	0	0	0	0	19,851	0	0	19,851

Balance, December 31, 2005	4,736,202	1,184	5,638	(293)	79,544	1,357,200	(3,753)	82,320

Purchase and retirement of common stock	(217,904)	(55)	(260)	0	(19,684)	0	0	(19,999)
Net unrealized loss	0	0	0	(39)	0	0	0	(39)
Dividends declared	0	0	0	0	(3,212)	0	0	(3,212)
Net income	0	0	0	0	23,224	0	0	23,224

Balance, December 30, 2006	4,518,298	1,129	5,378	(332)	79,872	1,357,200	(3,753)	82,294

Net unrealized gain	0	0	0	153	0	0	0	153
Dividends declared	0	0	0	0	(3,161)	0	0	(3,161)
Net income	0	0	0	0	29,207	0	0	29,207

Balance, December 29, 2007	4,518,298	$1,129	$5,378	$(179)	$105,918	1,357,200	$(3,753)	$108,493

The  accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	2007	2006	2005
Cash flows from operating activities:
Cash received from customers	$485,819	$482,645	$470,646
Cash paid to suppliers and employees	(438,044)	(440,735)	(426,372)
Interest and dividends received	3,186	2,580	1,613
Interest paid	(99)	(125)	(155)
Income taxes paid	(20,660)	(17,645)	(12,653)

Net cash provided by operating activities	30,202	26,720	33,079

Cash flows from investing activities:
Capital expenditures	(3,824)	(4,868)	(6,390)
Purchases of investments	(945)	(827)	(713)
Sales of investments	2	2,751	5,579
Proceeds from the sale of property, plant and equipment	28	215	52

Net cash used in investing activities	(4,739)	(2,729)	(1,472)

Cash flows from financing activities:
Purchase and retirement of Company stock	0	(19,999)	(334)
Principal payments under capital lease obligations	(225)	(221)	(216)
Cash dividends paid	(3,161)	(3,267)	(3,382)

Net cash used in financing activities	(3,386)	(23,487)	(3,932)

Net increase (decrease) in cash and cash equivalents	22,077	504	27,675

Cash and cash equivalents at beginning of year	36,842	36,338	8,663

Cash and cash equivalents at end of year	$58,919	$36,842	$36,338

The accompanying notes are an integral part of these consolidated financial statements.

	2007	2006	2005
Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$29,207	$23,224	$19,851

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,685	7,097	7,401
Provision for losses on accounts receivable	45	14	49
Deferred income taxes	798	(1,044)	(2,600)
Net (gain) loss from the disposal of property, plant and equipment	30	(191)	27
Realized gain on investments, net	(64)	(2)	(36)
Amortization of discount on investments	0	(6)	(62)
Stock appreciation rights compensation expense	2,908	3,671	946

Changes in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts and notes receivable	(263)	(49)	270
Inventories	(1,677)	(735)	(381)
Other current assets	28	(316)	(549)
Other assets	299	(148)	(403)

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	(4,621)	(2,859)	1,734
Federal and state income taxes payable	(2,411)	(705)	3,511
Deferred rent	74	274	924
Other liabilities	(836)	(1,505)	2,397

Net cash provided by operating activities	$30,202	$26,720	$33,079

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

Basis of Presentation and Business Description

The consolidated financial statements of Arden Group, Inc. (Company or Arden) include the accounts of the Company and its direct and indirect subsidiaries.  Arden is a holding company which conducts operations through its wholly-owned subsidiary, Arden-Mayfair, Inc. (Arden-Mayfair) and Arden-Mayfair’s wholly-owned subsidiary, Gelson’s Markets (Gelson’s) which operates 18 supermarkets in Southern California.  The Company and Arden-Mayfair also own certain real estate properties through a wholly-owned subsidiary, Mayfair Realty, Inc.  All intercompany accounts and transactions are eliminated in consolidation.

Fiscal Year

The Company operates on a fiscal year ending on the Saturday closest to December 31.  Fiscal years for the consolidated financial statements included herein ended on December 29, 2007, December 30, 2006 and December 31, 2005.  All years consisted of 52 weeks.

The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements.

Cash and Cash Equivalents

The Consolidated Statements of Cash Flows classify changes in cash and cash equivalents (short-term, highly liquid investments readily convertible into cash with an original maturity at date of purchase of three months or less) according to operating, investing or financing activities.  The Company places its temporary cash investments with high credit, quality financial institutions.

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

Accounts Receivable

The Company monitors vendor receivables and extensions of credit on an ongoing basis and has not experienced significant losses related to its receivables.  At December 29, 2007, the Company did not have significant credit risk concentrations.  No customer or vendor represented greater than 3% of total accounts receivable.

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

Normal repairs and maintenance are expensed as incurred.  Expenditures which materially increase values, change capacities or extend useful lives are capitalized.  Replacements are capitalized and the property, plant and equipment accounts are relieved of the items being replaced.  The related costs and accumulated depreciation of disposed assets are eliminated and any gain or loss on disposition is included in selling, general and administrative (SG&A) expense on the Consolidated Statements of Operations and Comprehensive Income.

                             Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  Impairment is recognized when estimated future cash flows (undiscounted and before interest charges) are less than carrying value.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital.  If impairment analysis assumptions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur.  To the extent that an asset is impaired, the excess of the carrying amount of the asset over its estimated fair value is charged against earnings.  No impairments were recorded in 2007, 2006 or 2005.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values because of the short-term maturity of these instruments.  The fair value of the Company’s long-term debt closely approximates its carrying value.  The Company uses quoted market prices, when available, or discounted cash flows to calculate these fair values.

Workers’ Compensation and General and Auto Liability Costs

In June 2003, the Company terminated its guaranteed cost workers’ compensation policy and purchased a high deductible workers’ compensation policy.  Accordingly, the Company was primarily self-insured for losses related to workers’ compensation for claims incurred prior to July 1, 2006, as well as general and auto liability claims.  The Company maintained stop-loss coverage to limit its loss exposure on a per claim basis and was insured for covered costs in excess of per claim limits.  Effective July 1, 2006, the Company purchased a one-year fully insured guaranteed cost workers’ compensation insurance policy at a favorable rate to replace the high deductible program.  Effective July 1, 2007, the Company renewed the guaranteed cost policy for an additional year.  The Company continues to maintain an accrual for claims incurred prior to July 2006 under the high deductible program which is based on both reported claims and an estimate of claims incurred but not reported.  The Company’s workers’ compensation and general and auto liability reserves for unpaid and incurred but not  reported  claims  at  December  29, 2007  and December  30, 2006  were  approximately $7,107,000 and $8,247,000, respectively.  While the ultimate amount of claims incurred are dependent on future developments, the recorded reserves reflect management’s best estimate of claims to be incurred.

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

Cost of Sales

Cost of sales includes product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Warehouse and transportation costs include receiving costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center and distribution system.  Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products.  Advertising costs, net of vendor reimbursements, are expensed as incurred and include the cost of the Gelson’s newsletter, newspaper ads and other print advertising.  Occupancy costs consist of rent, common area charges (where applicable), depreciation and utilities related to Gelson’s operations.  All these costs reflect, in management’s opinion, the direct costs involved in bringing the Company’s product to market.  The following table summarizes warehouse, transportation, purchasing, advertising and occupancy costs for 2007, 2006 and 2005.

(In Thousands)	2007	2006	2005
Warehouse and transportation	$7,117	$6,882	$6,659
Purchasing	2,964	2,835	2,680
Advertising	1,017	1,148	1,137
Occupancy	23,436	23,394	23,466
	$34,534	$34,259	$33,942

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

                              Occasionally, the Company receives rebate allowances in the form of upfront lump-sum payments from vendors.  Under the terms of these long-term agreements (which typically extend for several months or years), the Company earns the rebates as it purchases product from the vendor.  The upfront payments are recorded as a liability when they are received and are recorded as a reduction of inventory cost as the product is purchased.  In the event that the Company does not purchase the minimum amount of product specified in the agreement, the upfront payments must be returned on a pro rata basis to the vendor.  If the contract does not specify that the rebate is earned as product is purchased, then the upfront payments are recorded as a liability when received and recognized as a reduction of cost of sales on a pro rata basis as the product is sold.

Stock Appreciation Rights

The Company has outstanding stock appreciation rights (SARs) that have been granted to non-employee directors and certain employees.  Each SAR entitles the holder to receive cash upon exercise equal to the excess of the fair market value of a share of the Company’s Class A Common Stock (Class A), as determined in accordance with the SARs agreement, on the date of exercise over the fair market value of such share on the date granted.  SARs granted prior to December 2007 vest 25% each year beginning at the end of the first year and expire five years from the date of grant.  SARs granted in December 2007 vest 25% each year beginning at the end of the third year and expire seven years from the date of grant.

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

Effective January 1, 2006, the Company adopted SFAS 123(R) (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense based on the fair value of SARs.  The Company adopted SFAS 123(R) using the modified prospective transition method and, therefore, prior period results have not been restated.  SFAS 123(R) requires the Company to remeasure the fair value of SARs each reporting period until the award is settled.  Compensation expense must be recognized each reporting period for changes in fair value and vesting.

The fair value of each SAR is estimated on the date of grant and, subsequently, at the end of each reporting period using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model incorporates various highly subjective assumptions, including expected term and volatility.  The Company has reviewed its historical pattern of SARs exercises and has determined that meaningful differences in SARs exercise activity exist between employees and non-employee directors.  Consequently, the Company has categorized SARs into two groups for valuation purposes, as well as separate groups based on grant date.  Expected volatility was determined based on historical volatility using weekly data.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected SARs life assumed at the date of grant less the time that has elapsed since the grant date.  The expected term was calculated based on historical experience.  SFAS 123(R) also requires that a forfeiture assumption be applied to awards that are classified as liabilities such as SARs.  However, cash-settled SARs are remeasured at fair value at the end of each reporting period and, therefore, the impact of actual forfeitures will be reflected at each remeasurement date.

The assumptions used in the Black-Scholes option-pricing model as of fiscal 2007 year end were as follows:

Dividend yield	.70%
Expected volatility	33.49%	-	37.63%
Risk-free interest rate	3.028%	-	3.221%
Expected average term	3.16	-	3.52 years

See Note 10 for further information related to SARs.

Rental Expense and Income

Rental payments on operating leases are recorded over the lease term as they become payable or receivable except for rental payments on leases with scheduled rent increases which are recognized on a straight-line basis over the term of the lease.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  The realization of deferred tax assets is contingent upon the Company’s ability to generate future taxable income. See Note 13 for further information.

Common Stock and Net Income Per Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per common share is determined by dividing net income by the weighted average number of common and potential common shares outstanding during the period.  There were no potential common shares outstanding during the periods presented and, therefore, basic and diluted net income per common share are the same.

Use of Estimates

                             The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions for the reporting period and as of the financial statement date.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses.  Actual results could differ from these estimates.

Impact of Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) ratified the consensus of EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental

Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”  EITF No. 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision.  The Company’s accounting policy is to present the taxes within the scope of EITF No. 06-3 on a net basis.  The adoption of EITF No. 06-3 in the first quarter of 2007 did not result in a change to the Company’s accounting policy and, accordingly, did not have any effect on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements.  This statement is effective for financial statements issued for the Company’s first quarter of 2008 and is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.”  SFAS 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis.  Unrealized gains and losses on items for which the fair value option has been elected will be included in net earnings at each subsequent reporting date.  SFAS 159 will be effective at the beginning of the Company’s fiscal year 2008 and is not expected to have a significant impact on the Company’s consolidated financial statements.

2.       Investments

                              Marketable securities are shown on the accompanying Consolidated Balance Sheets at their fair value.

		Unrealized
(In Thousands)	Cost	Loss	Fair Value

As of December 29, 2007:
Mutual funds	$20,235	$302	$19,933

As of December 30, 2006:
Mutual funds	$19,228	$561	$18,667

Realized net gain from the sale of investments was $0, $1,000 and $8,000 in 2007, 2006 and 2005, respectively.  In addition, the Company recognized capital gain income from mutual funds of $64,000, $1,000 and $28,000 in 2007, 2006 and 2005, respectively.  Realized net gain (loss) from the sale of investments and capital gain income are included in other income (expense), net on the Consolidated Statements of Operations and Comprehensive Income.

3.                     Accounts Receivable, Net

	December 29,	December 30,
(In Thousands)	2007	2006

Accounts receivable, trade	$3,351	$3,471
Other accounts receivable	2,788	2,470
	6,139	5,941
Less: Allowance for doubtful accounts	(172)	(192)
	$5,967	$5,749

The provision for doubtful accounts in 2007, 2006 and 2005 was approximately $45,000, $14,000 and $49,000, respectively.

4.                     Inventories

Inventories valued by the LIFO method totaled $17,937,000 at December 29, 2007 and $16,580,000 at December 30, 2006.  Inventory balances would have been $5,340,000 and $4,720,000 higher at the end of 2007 and 2006, respectively, if they had been stated at the lower of FIFO cost or market.  The LIFO effect on net income was a decrease of approximately $367,000, $335,000 and $227,000 in 2007, 2006 and 2005, respectively.

5.                     Significant Supplier

During 2007, the Company procured approximately 17% of its product through Unified Western Grocers, Inc. (Unified) (formerly Certified Grocers), a grocery wholesale cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits and credit in order to purchase product from the cooperative.  As of December 29, 2007, the Company had approximately $1,659,000 on deposit with Unified in addition  to approximately $503,000 related to ownership of equity shares in Unified.  The deposit is recorded under other assets on the Consolidated Balance Sheets.  The minimum deposit requirement is satisfied through a combination of cash, credit and ownership of equity shares in Unified.

6.                     Property, Plant and Equipment

	December 29,	December 30,
(In Thousands)	2007	2006

Land	$8,633	$8,633
Buildings and improvements	9,693	9,693
Store fixtures and office equipment	44,821	42,623
Transportation equipment	3,920	3,831
Machinery and equipment	1,981	1,810
Leasehold improvements	48,668	48,018
Leasehold interests	4,538	4,538
Assets under construction	1,137	1,289
Assets under capital leases	0	2,200
	123,391	122,635

Accumulated depreciation and amortization	(78,538)	(74,863)
	$44,853	$47,772

As of December 29, 2007, approximately $48,725,000 of property, plant and equipment (at cost) was fully depreciated and is still being used in operations.  As of December 30, 2006, the Company recorded $2,119,000 in accumulated amortization for assets under capital lease.

7.                     Other Current Liabilities

	December 29,	December 30,
(In Thousands)	2007	2006

Employee compensated absences	$5,245	$5,133
Taxes (excluding income taxes)	3,154	3,072
Stock appreciation rights	2,653	5,289
Employee benefits	2,589	2,820
Workers’ compensation	1,962	2,021
Payroll	1,371	1,290
Dividends payable	790	790
Rent	738	818
Other	3,323	3,615
	$21,825	$24,848

8.                     Long-Term Debt

	Current		Non-Current
	December 29,	December 30,	December 29,	December 30,
(In Thousands)	2007	2006	2007	2006

Obligations under capital leases	$0	$225	$0	$0
7% Subordinated income debentures due September 1, 2014	0	0	1,228	1,228
	$0	$225	$1,228	$1,228

The Company has revolving lines of credit in the amount of $20,000,000 which expires in August 2008 and $3,000,000 which expires in October 2008.  Borrowings bear interest at the bank’s prime rate or at the adjusted London Interbank Offer Rate (LIBOR) plus a margin up to 1.2%.  At the end of 2007 and 2006, there were no amounts borrowed against either of the revolving lines of credit.  The Company currently maintains four standby letters of credit aggregating $9,569,000 in connection with lease and self-insurance requirements.  The standby letters of credit reduce the available borrowings under its revolving lines of credit.

Debentures: The indenture relating to the 7% Subordinated Income Debentures (7% Debentures), due September 1, 2014, provides for interest payable semi-annually on March 1 and September 1 to the extent that current annual net income is sufficient therefor, or at the discretion of the Company, out of available retained earnings.  All interest due and payable at December 29, 2007 was paid.  The 7% Debentures are recorded at face value which approximates its fair value.

9.                    Capital Stock

Class A Common Stock:  The Company is authorized to issue 10,000,000 shares of Class A, par value $.25 per share.  At December 29, 2007 and December 30, 2006, the number of shares issued were 4,518,298, including 1,357,200 treasury shares.  During 2006 and 2005, the Company purchased and retired 217,904 and 4,250 shares of its Class A for an aggregate purchase price of approximately $19,999,000 and $334,000, respectively, in unsolicited private transactions with unrelated parties.  No shares were purchased during 2007.  In March 2007, the Company announced a stock repurchase program, authorized by the Board of Directors, to purchase from time to time up to 200,000 shares of its Class A in the open market or in private transactions. This was in addition to the 22,904 shares remaining under prior repurchase authorizations.  The timing, volume and price of purchases are at the discretion of the management of the Company.

On January 18, 2008, the Company paid a regular quarterly cash dividend of 25 cents per share of Class A, aggregating approximately $790,000, to stockholders of record on December 28, 2007.

10.               Stock Appreciation Rights

The Company has granted SARs covering shares of the Company’s Class A to non-employee directors and certain employees of the Company and its subsidiaries.  Each SAR entitles the holder to receive upon exercise thereof the excess of the fair market value of a share of Class A, as determined in accordance with the SARs agreement, on the date of exercise over the fair market value of such share on the date granted. SARs granted prior to December 2007 vest 25% each year beginning at the end of the first year and expire five years from the date of grant.  SARs granted in December 2007 vest 25% each year beginning at the end of the third year and expire seven years from the date of grant. SARs transactions during the past three years are summarized below.

	SARs
	Officers and		Non-Employee
	Employees		Directors
		Weighted		Weighted
	SARs	Average Price	SARs	Average Price
Outstanding as of 1/1/05	72,425	$52.44	60,000	$53.36

Granted	5,000	$86.22	10,000	$78.43
Exercised	10,375	$41.10	10,000	$57.50

Outstanding as of 12/31/05	67,050	$56.72	60,000	$56.85

Exercised	21,650	$53.19	2,500	$28.00
Forfeited	1,750	$57.00	10,000	$78.43

Outstanding as of 12/30/06	43,650	$58.46	47,500	$53.83

Granted	72,000	$145.91	45,000	$140.79
Exercised	22,675	$54.97	35,000	$52.52
Forfeited	3,750	$86.22	0	$0.00

Outstanding as of 12/29/07	89,225	$128.75	57,500	$122.69

Exercisable as of 12/29/07	13,975		2,500

The aggregate intrinsic value of fully vested SARs as of December 29, 2007 is approximately $1,445,000.

The following table summarizes information about the Company’s SARs outstanding at December 29, 2007:

	SARs Outstanding			SARs Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

SARs - Officers & Employees
$ 57.00	12,475	.9 years	$57.00	12,475	$57.00
$ 57.00	4,750	1.5 years	$57.00	1,500	$57.00
$121.03	1,500	4.2 years	$121.03	0	$121.03
$146.44	70,500	6.9 years	$146.44	0	$146.44
	89,225	5.8 years	$128.75	13,975	$57.00

SARs - Non-Employee Directors
$ 57.50	12,500	1.1 years	$57.50	2,500	$57.50
$121.03	10,000	4.2 years	$121.03	0	$121.03
$146.44	35,000	6.9 years	$146.44	0	$146.44
	57,500	5.2 years	$122.69	2,500	$57.50

SARs compensation expense is recorded under SG&A expense on the Consolidated Statements of Operations and Comprehensive Income.  In 2005, the Company recorded compensation expense related to SARs of $946,000 in accordance with FIN 28 as discussed in Note 1.  Effective January 1, 2006, the Company adopted SFAS 123(R) (revised 2004), “Share-Based Payment,” using the modified prospective transition method, and therefore, prior period results have not been restated.  As of January 1, 2006, the cumulative effect of adopting SFAS 123(R) resulted in the recognition of $288,000 in compensation expense.  SFAS 123(R) requires the Company to remeasure the fair value of SARs each reporting period until the award is settled.  Compensation expense must be recognized each reporting period for changes in fair value and vesting.  During 2006, the Company recorded $3,383,000 of compensation expense related to the increase in the fair value of SARs and additional vesting during the period, in addition to the $288,000 recorded as a result of the adoption of SFAS 123(R) as noted above.  The Company recognized $2,908,000 of SARs compensation expense in 2007.

As of December 29, 2007, assuming no change in the SARs fair value, there was approximately $4,541,000 of total unrecognized compensation cost related to unvested SARs which is expected to be recognized over a weighted average period of 4.6 years.  The total intrinsic value of SARs exercised during 2007 was approximately $5,643,000.  Intrinsic value represents the amount by which the fair value of SARs exceeds the exercise price.

11.               Retirement Plans

The Company contributes to multi-employer union pension plans, administered by various trustees, which may be deemed to be defined benefit plans.  Contributions to these plans are based upon negotiated labor contracts.  Information relating to accumulated benefits and fund assets as they may be allocable to the participants at December 29, 2007, is not available.  The Company records pension expense for these plans as contributions are earned.  The Company’s total union pension expense for all plans for 2007, 2006 and 2005 amounted to $5,332,000, $6,801,000 and $6,241,000, respectively.

The Arden Group, Inc. 401(k) Retirement Savings Plan (401(k) Plan) covers all non-union employees of the Company and its subsidiaries who have attained the age of 18 and have completed the applicable service requirement, as well as retirees and employees who have terminated but remain participants in the 401(k) Plan.  On the first of the month following the completion of one month of service, the 401(k) Plan provides that, with certain limitations, a qualifying employee may elect to contribute up to 100% of such employee’s annual compensation to the 401(k) Plan up to a maximum of $15,500 in 2007 on a tax-deferred basis.  In addition, employees over the age of 50 may elect to make catch up contributions up to a maximum of $5,000 in 2007.  The Company made discretionary contributions to the 401(k) Plan of $929,000, $919,000 and $801,000 for 2007, 2006 and 2005, respectively.

The Company formerly maintained a noncontributory, trusteed Stock Bonus Plan which qualified as a profit sharing plan under Section 401(a) of the Internal Revenue Code of 1986, as amended.  Plan assets were invested in the Company’s Class A with excess cash invested in certain government-backed securities.  Recent legislation passed as part of the Pension Protection Act of 2006 requires employers to allow participants who own employer securities the opportunity to diversify their assets.  As a result, the Stock Bonus Plan was merged into the 401(k) Plan effective March 2007.

An employment agreement with a key executive officer provides for annual post-employment compensation equal to 25% of his average base salary and bonus earned in the last three fiscal years prior to the cessation of his employment with the Company.  The officer is entitled to monthly payments during his lifetime beginning with the termination of his employment for any reason other than his breach of the employment agreement or termination for cause.  The Company has accrued its obligation under the terms of the employment agreement.  The Company decreased the accrual during 2007 and 2006 and recognized income of approximately $44,000 and $536,000, respectively.  The decrease in the accrual is primarily due to a change in estimate based on the refining of the assumptions and underlying data, including the estimated payout term.  The Company expensed $344,000 during 2005.  This accrual is recorded under other liabilities on the Consolidated Balance Sheets and totaled approximately $2,167,000 as of December 29, 2007.

12.               Multi-Employer Union Health Care Plans

The Company contributes to multi-employer union health care plans, administered by various trustees, in accordance with the provisions of various labor contracts.  Contributions to these plans are generally based on the number of straight-time hours worked.  The Company’s expense for these plans totaled $9,789,000, $15,231,000 and $16,047,000 for 2007, 2006 and 2005, respectively.  The majority of Gelson’s employees are members of the United Food & Commercial Workers International Union (UFCW).  The Company contributes to a multi-employer health and welfare trust fund on behalf of its employees who are members of the UFCW.  As of March 5, 2007, this fund was overfunded in total, for all employers, by approximately $500,000,000.  Consequently, the employers negotiated a significant reduction in the average hourly contribution rates for health care which is expected to substantially reduce the overfunded status of the fund during the term of the new contract between the UFCW and the three major grocery retailers which expires March 6, 2011.  Except as discussed above, there were no employer withdrawals, shortfall contributions, maintenance of benefit clauses or other material changes that affected the comparability of employer and multi-employer contributions from year to year.

13.               Income Taxes

The composition of the federal and state income tax provision (benefit) is as follows:

(In Thousands)	2007	2006	2005

Current:
Federal	$14,702	$13,455	$12,944
State	3,671	3,513	3,494
Total current tax provision	18,373	16,968	16,438

Deferred:
Federal	540	(1,009)	(2,317)
State	364	(64)	(550)
Total deferred tax provision	904	(1,073)	(2,867)
Total income tax provision	$19,277	$15,895	$13,571

The Company’s deferred tax assets (liabilities) were attributable to the following:

	December 29,	December 30,
(In Thousands)	2007	2006

Deferred tax assets:
Accrued expenses	$6,999	$8,515
Deferred rent	2,504	2,473
State income taxes	1,382	1,228
Other	2,027	1,578
Deferred tax assets	12,912	13,794

Deferred tax liabilities:
Deferred gain on debenture exchange	(2,533)	(2,694)
Other	(1,013)	(830)
Deferred tax liabilities	(3,546)	(3,524)
Deferred income taxes, net	$9,366	$10,270

Reconciliation of the statutory federal rate and effective rate is as follows:

(In Thousands, Except	2007		2006		2005
Percentage Amounts)	Amount	Rate	Amount	Rate	Amount	Rate
Federal tax at statutory rate	$16,969	35.0%	$13,691	35.0%	$11,698	35.0%
State income taxes, net of federal tax benefit	2,786	5.7%	2,248	5.7%	1,920	5.7%
Other	(478)	(.9)%	(44)	(.1)%	(47)	(.1)%
	$19,277	39.8%	$15,895	40.6%	$13,571	40.6%

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” on the first day of its 2007 fiscal year.  The implementation of FIN 48 did not result in a material adjustment to the Company’s liability for unrecognized income tax benefits.  At the time of adoption and as of December 29, 2007, the Company had approximately $40,000 and $23,000, respectively, of unrecognized tax benefits, all of which would impact our effective tax rate if recognized.  The Company does not believe that the unrecognized tax benefit will change significantly within the 2008 fiscal year.  The following table reconciles the amount recorded for unrecognized tax benefits for the year ended December 29, 2007:

(In Thousands)

Unrecognized tax benefits — beginning of year	$40
Decrease due to lapse of statute of limitations	(17)
Unrecognized tax benefits — end of year	$23

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and SG&A expense, respectively, in the Consolidated Statements of Operations and Comprehensive Income.  No interest or penalties were recognized during 2007.  As of December 29, 2007, the Company had approximately $84,000 and $0 accrued for interest and penalties, respectively.  The interest accrual is net of the applicable federal and state tax savings which would result if the interest were paid out.

The Company files income tax returns in the U.S. federal jurisdiction and the California state jurisdiction.  The Company is no longer subject to federal and state tax examinations for years before 2004 and 2003, respectively.

14.               Leases

The principal kinds of property leased by the Company and its subsidiaries are supermarket land and buildings.  The most significant obligations assumed under the lease terms, other than rental payments, are the upkeep of the facilities, utilites, insurance and property taxes.  Most supermarket leases contain contingent rental provisions based on sales volume and have renewal options.  The Company’s decision to exercise renewal options is primarily dependent on the level of business conducted at the location and the profitability thereof.

All leases and subleases with an initial term greater than one year are accounted for under SFAS 13, “Accounting for Leases.”  These leases are classified as either capital leases, operating leases or subleases, as appropriate.

Assets Under Capital Leases:  Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease.  Contingent rentals associated with capital leases in 2007, 2006 and 2005 were $231,000, $242,000 and $193,000, respectively, and accordingly have been charged to expense as incurred.  Following is an analysis of assets under capital leases:

	December 29,	December 30,
(In Thousands)	2007	2006

Buildings:
Cost	$0	$2,200
Accumulated amortization	(0)	(2,119)
	$0	$81

Operating Leases and Subleases:  In addition to capital leases, the Company is obligated under operating leases, primarily for land and buildings, which expire at various dates through 2027.  Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at December 29, 2007 are as follows:

		Deduct	Net
		Sublease	Rental
(In Thousands)	Commitments	Rentals	Commitments

2008	$10,442	$653	$9,789
2009	9,978	656	9,322
2010	9,695	638	9,057
2011	9,210	662	8,548
2012	9,178	498	8,680
Thereafter	89,424	32	89,392
	$137,927	$3,139	$134,788

Rent expense under operating leases was as follows:

(In Thousands)	2007	2006	2005
Minimum rent	$10,900	$10,600	$10,468
Contingent rent	1,122	907	1,108
	12,022	11,507	11,576
Sublease rentals	(1,963)	(1,824)	(1,674)
	$10,059	$9,683	$9,902

15.               Related Party Transactions

A director of the Company is a partner of a law firm which performs legal services for the Company.

16.               Commitments and Contingent Liabilities

The Company has an employment agreement with a key executive officer and shareholder which currently expires on January 1, 2010.  In addition to a base salary, the agreement provides for a bonus based on pre-tax earnings.  No maximum compensation limit exists.

Total salary and bonus expensed in 2007, 2006 and 2005 was approximately $2,385,000, $2,034,000 and $1,804,000, respectively.  The unpaid bonus at year end is recorded under accounts payable, trade on the Consolidated Balance Sheets.  The officer is entitled to monthly payments during his lifetime beginning with the termination of his employment for any reason other than his breach of the employment agreement or termination for cause.  The Company has accrued its obligation under the terms of the employment agreement as discussed in Note 1.

The Company is primarily self-insured for losses related to general and auto liability claims and, prior to July 1, 2006, for workers’ compensation as well.  The Company purchased a fully insured guaranteed cost workers’ compensation insurance policy for losses occurring after June 30, 2006.  This policy replaced the high deductible program for workers’ compensation and is currently effective through June 30, 2008.  For claims prior to July 1, 2006, the Company maintains stop-loss coverage to limit its loss exposure on a per claim basis. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis. Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred are dependent on future developments, the reserve represents the Company’s best estimate of future payments related to claims.  The Company’s liability reserve for unpaid claims and incurred but not reported claims at December 29, 2007 and December 30, 2006 was approximately $7,107,000 and $8,247,000, respectively, and is recorded under other current liabilities and other liabilities on the Consolidated Balance Sheets.

As of December 29, 2007, management had authorized expenditures on incomplete projects for the construction and purchase of property, plant and equipment which totaled approximately $3,867,000.

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

17.               Selected Quarterly Financial Data (Unaudited)

(In Thousands, Except Per Share Data)

				Diluted
		Gross	Net	Net Income
Quarter	Sales	Profit	Income	Per Share (1)
2006

First	$118,053	$45,701	$5,223	$1.59
Second	119,114	46,197	4,658	1.44
Third	118,141	45,322	5,780	1.79
Fourth	127,429	49,116	7,563	2.34

2007

First	$120,430	$47,188	$6,466	$2.05
Second	119,823	46,514	6,501	2.05
Third	119,433	46,700	8,884	2.81
Fourth	126,253	47,589	7,356	2.33

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

10.7*	Form of Stock Option Plan Agreement filed as Exhibit 10.15.1 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 28, 2002 and incorporated herein by reference.

10.8*

Form of Non-Employee Director Phantom Stock Unit Agreement with each of John G. Danhakl, Robert A. Davidow, Ben Winters, Kenneth A. Goldman and Steven Romick dated January 20, 2004, filed as Exhibit 10.10 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 30, 2006 and incorporated herein by reference.

10.9*

Form of Non-Employee Director Phantom Stock Unit Agreement with M. Mark Albert dated March 13, 2007, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended March 31, 2007 and incorporated herein by reference.

10.10*	Form of Non-Employee Director Phantom Stock Unit Agreement with each of M. Mark Albert, John G. Danhakl, Robert A. Davidow, Kenneth A. Goldman and Steven Romick dated December 6, 2007.

Exhibit

21.	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report.