Form 10-Q
period 2008-03-29
ARDEN GROUP INC
filed 2008-05-06
CIK 225051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                            Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No☒

The number of shares outstanding of the registrant’s class of common stock as of May 2, 2008 was:

3,161,098 shares of Class A Common Stock

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)	March 29, 2008	December 29, 2007

Assets
Current assets:
Cash and cash equivalents	$62,329	$58,919
Investments	25,402	19,933
Accounts receivable, net of allowance for doubtful accounts, of $165 and $172 as of March 29, 2008 and December 29, 2007, respectively	5,557	5,967
Inventories, net	17,278	21,558
Deferred income taxes	3,270	3,916
Other current assets	2,904	2,856

Total current assets	116,740	113,149

Property, plant and equipment, net	45,122	44,853
Deferred income taxes	5,514	5,450
Other assets	3,275	3,237

Total assets	$170,651	$166,689

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$15,867	$20,367
Federal and state income taxes payable	3,904	803
Other current liabilities	21,550	21,825

Total current liabilities	41,321	42,995

Long-term debt	1,228	1,228
Deferred rent	6,169	6,144
Other liabilities	7,563	7,829

Total liabilities	56,281	58,196

Commitments and contingent liabilities (Note 6)

Stockholders’ equity:

Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 4,518,298 shares issued and outstanding as of March 29, 2008 and December 29, 2007 including 1,357,200 treasury shares	1,129	1,129
Capital surplus	5,378	5,378
Unrealized loss on investments	(41)	(179)
Retained earnings	111,657	105,918

	118,123	112,246
Treasury stock, at cost	(3,753)	(3,753)

Total stockholders’ equity	114,370	108,493

Total liabilities and stockholders’ equity	$170,651	$166,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Thirteen Weeks Ended
(In Thousands, Except Share and Per Share Data)	March 29, 2008	March 31, 2007

Sales	$118,816	$120,430
Cost of sales	73,269	73,242
Gross profit	45,547	47,188
Selling, general and administrative expense	35,126	37,562
Operating income	10,421	9,626
Interest and dividend income	619	605
Interest expense	(23)	(26)
Income before income taxes	11,017	10,205
Income tax provision	4,488	3,739

Net income	$6,529	$6,466

Other comprehensive income, net of tax:
Net unrealized holding gain from available-for-sale securities, net of income tax expense of $95 and $74 for 2008 and 2007, respectively	138	106

Comprehensive income	$6,667	$6,572

Basic and diluted net income per common share	$2.07	$2.05
Basic and diluted weighted average common shares outstanding	3,161,098	3,161,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirteen Weeks Ended
(In Thousands)	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Cash received from customers	$119,268	$120,862
Cash paid to suppliers and employees	(107,679)	(108,475)
Interest and dividends received	576	596
Interest paid	(42)	(48)
Income taxes paid	(900)	(2,650)

Net cash provided by operating activities	11,223	10,285

Cash flows from investing activities:
Capital expenditures	(1,785)	(755)
Purchases of investments	(5,238)	(100)

Net cash used in investing activities	(7,023)	(855)

Cash flows from financing activities:
Principal payments under capital lease obligations	0	(59)
Cash dividends paid	(790)	(790)

Net cash used in financing activities	(790)	(849)

Net increase in cash and cash equivalents	3,410	8,581

Cash and cash equivalents at beginning of period	58,919	36,842

Cash and cash equivalents at end of period	$62,329	$45,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Thirteen Weeks Ended
(In Thousands)	March 29, 2008	March 31, 2007
Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$6,529	$6,466

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,512	1,734
Deferred income taxes	487	1,134
Net loss from the disposal of property, plant and equipment	4	4
Amortization of premium on investments	2	0
Stock appreciation rights compensation expense	98	821

Change in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts receivable	410	426
Inventories	4,280	1,985
Other current assets	(48)	(133)
Other assets	(38)	145

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	(4,657)	(1,468)
Federal and state income taxes payable	3,101	(295)
Deferred rent	25	24
Other liabilities	(482)	(558)

Net cash provided by operating activities	$11,223	$10,285

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

The accompanying condensed consolidated financial statements for the thirteen weeks ended March 29, 2008 and March 31, 2007 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles in the United States (GAAP) for interim financial information.  These financial statements have not been audited by an independent registered public accounting firm but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) regulations.  Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2007 Annual Report on Form 10-K.  The results of operations for the thirteen week period ended March 29, 2008 are not necessarily indicative of the results to be expected for the full year ending January 3, 2009.

Revenue Recognition

The Company recognizes revenue at the time of sale.  Revenue is recorded net of sales tax.   Discounts given to customers are recorded at the point of sale as a reduction of revenues.  The Company maintains a bad debt allowance for receivables from vendors and Gelson’s Markets (Gelson’s) credit card users.  Valuation reserves are adjusted periodically based on historical recovery rates.  The Company records income from licensing arrangements, subleases, leases and finance charges as they are earned.  Income from all licensing arrangements, rental income and finance charges represents less than 1% of sales for all periods presented and, therefore, is not disclosed separately on the Condensed Consolidated Statements of Operations and Comprehensive Income.

Cost of Sales

Cost of sales includes product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Warehouse and transportation costs include receiving costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center and distribution system.  Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products.  Advertising costs, net of vendor reimbursements, are expensed as incurred and include the cost of the Gelson’s newsletter, newspaper ads and other print advertising.  Occupancy costs consist of rent, common area charges (where applicable), depreciation and utilities related to Gelson’s operations. The following table summarizes warehouse, transportation, purchasing, advertising and occupancy costs for the first quarter of 2008 and 2007.

	Thirteen Weeks Ended
(In Thousands)	March 29, 2008	March 31, 2007

Warehouse and transportation	$1,634	$1,622
Purchasing	749	800
Advertising	251	318
Occupancy	5,668	5,674
	$8,302	$8,414

Fair Value Measurements

On the first day of fiscal 2008, the Company adopted Statement of Financial Accounting Standards No. (SFAS) 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements.  SFAS 157 defines fair value as the amount that would be received upon sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy which prioritizes the types of inputs to valuation techniques that companies may use to measure fair value.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1).  The next highest priority is given to inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly (Level 2).  The lowest priority is given to unobservable inputs in which there is little or no market data available and which require the reporting entity to develop its own assumptions (Level 3).  The fair value of the Company’s financial assets and liabilities measured on a recurring basis includes investments which appear under Assets on the Condensed Consolidated Balance Sheets.  The following table sets forth the fair value of investments as of March 29, 2008 including the input level used to determine fair value at the measurement date.

(In Thousands)	Level 1	Level 2	Level 3	Total

Investments	$25,402	$0	$0	$25,402

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

2.       Multi-Employer Pension and Health Care Plans

The Company contributes to several multi-employer union pension and health care plans, administered by various trustees, in accordance with the provisions of various labor contracts.  Pension and health care costs are generally based on the number of straight-time hours worked and the contribution rate per hour as stipulated in the Company’s various collective bargaining agreements.  Union pension and health care plan expense totaled approximately $3,530,000 and $5,262,000 in the first quarter of 2008 and 2007, respectively.  In July 2007, grocery retailers in the Southern California area negotiated a significant reduction in the average hourly contribution rates for health care with the United Food & Commercial Workers International Union (UFCW) effective March 2007.  The majority of the Company’s employees are members of the UFCW.

The Arden Group, Inc. 401(k) Retirement Savings Plan (Plan) covers all nonunion employees of the Company and its subsidiaries who have attained the age of 18 and have completed the applicable service requirement.  The Plan provides that, with certain limitations, an employee with at least one month of service may elect to contribute up to 100% of such employee’s annual compensation to the Plan up to a maximum of $15,500 in 2008 on a tax-deferred basis, in addition to catch up contributions up to a maximum of $5,000 for employees over the age of 50.  Employees are eligible to participate in the Company’s discretionary contributions beginning on January 1 or July 1 following the completion of one year of service.  The Company accrued approximately $278,000 and $247,000 towards this benefit for the first quarter of 2008 and 2007, respectively.

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

The fair value of each SAR is estimated on the date of grant and, subsequently, at the end of each reporting period using the Black-Scholes option-pricing model which relies on the use of various highly subjective assumptions. The assumptions used in the Black-Scholes option-pricing model for the first quarter ended March 29, 2008 were as follows:

Dividend yield			.70%
Expected volatility	34.06%	-	37.12%
Risk-free interest rate	1.732%	-	1.884%
Expected average term	3.16	-	3.52 years

Compensation expense must be recognized each reporting period for changes in fair value and vesting.  During the first quarter of 2008, the Company recorded $98,000 of compensation expense related to additional vesting partially offset by a reduction in the fair value of SARs since the end of fiscal 2007.  The Company recognized $821,000 of compensation expense during the same period of 2007 reflecting an increase in the fair value of SARs during the first quarter of 2007 and additional vesting.  Compensation expense is recorded under selling, general and administrative (SG&A) expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.  During the first quarter of 2008, 4,400 SAR units were exercised with an intrinsic value of $382,000.  Intrinsic value represents the amount by which the fair value of SARs on the date of exercise exceeds the base price.

4.       Income Taxes

The Company adopted Financial Accounting Standards Board Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” on the first day of its 2007 fiscal year.  As of March 29, 2008, the Company had approximately $23,000 of unrecognized tax benefits, all of which would impact our effective tax rate if recognized.  The Company does not believe that the unrecognized tax benefit will change significantly within the year following the end of the first quarter of 2008.

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and SG&A expense, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Income.  No interest or penalties were recognized during the first quarter of 2008.  As of March 29, 2008, the Company had approximately $84,000 and $0 accrued for interest and penalties, respectively.  The interest accrual is net of the applicable federal and state tax savings which would result if the interest were paid out.

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

7.       Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements.  The adoption of SFAS 157 in the first quarter of 2008 did not have a significant impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.”  SFAS 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in net earnings at each subsequent reporting date.  The adoption of SFAS 159 in the first quarter of 2008 did not result in a change to the Company’s accounting policy and, accordingly, did not have any effect on the Company’s consolidated financial statements.

8.       Subsequent Events

On April 18, 2008, the Company paid a regular quarterly cash dividend of $0.25 per share on Class A Common Stock totaling approximately $790,000 to stockholders of record on March 31, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company.  Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in other parts of this report and in other Company filings are forward-looking statements.  These statements discuss, among other things, future sales growth, operating results and financial condition.  Forward-looking statements reflect the Company’s current plans and expectations regarding important risk factors and are based on information currently known to the Company.  The Company cautions readers that any forward-looking statements contained in this report or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007. The risks described in the Company’s Annual Report on Form 10-K are not the only risks it faces. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material could also have an adverse effect on the Company’s future sales growth, operating results or financial position.  The Company does not undertake any obligation to update forward-looking statements.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities.  Management has established accounting policies that they believe are appropriate in order to reflect the accurate reporting of the Company’s operating results, financial position and cash flows.  The Company applies these accounting policies in a consistent manner.  Management bases their estimates on historical experience, current and expected economic conditions and various other factors that management believes to be reasonable under the circumstances.  These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  The Company reevaluates these significant factors and makes adjustments where facts and circumstances dictate.  Future events and their effects cannot be determined with absolute certainty, and therefore actual results may differ from estimates.  As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, management considers its policies on accounting for inventories, impairment of long-lived assets, insurance reserves, cost of sales, vendor allowances and share-based compensation to be the most critical in the preparation of the Company’s financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

Overview

Arden Group, Inc. is a holding company which conducts operations through its first and second tier wholly-owned subsidiaries, Arden Mayfair, Inc. and Gelson’s Markets, respectively.  Gelson’s operates 18 full-service supermarkets in Southern California.  Gelson’s caters to the upscale customer who expects superior quality, service and merchandise selection.  In addition to the customary supermarket offerings, Gelson’s offers specialty items such as imported foods, unusual delicatessen items and organic and natural food products.  All Gelson’s stores include the typical service departments such as meat, seafood, delicatessen, floral, sushi, cheese and bakery.  In addition, some stores offer further services including fresh pizza, coffee bars, gelato bars and carving carts offering cooked meats.

The Company’s management focuses on a number of performance indicators in evaluating financial condition and results of operations.  Same store sales, gross profit and labor costs are some of the key factors that management considers.  Both sales and gross profit are significantly influenced by competition in our trade area.  Gelson’s already faces competition from regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson’s), stores specializing in natural and organic foods, specialty and gourmet markets and grocery departments in mass merchandise and club stores.  Futhermore, if the merger trend among our competitors continues, this may also impact our ability to compete, as the newly formed larger competitors may possess stronger bargaining power with vendors and suppliers and have greater market recognition among consumers.  In addition, rising fuel and food prices make it necessary for us to increase our sales prices, which in turn, may result in a loss of sales as some of our customers may elect to trade down to lower quality, and therefore cheaper products, offered by some of our competitors.  Finally, increasing labor costs continue to negatively impact the Company’s profitability as well.

Labor and other related payroll costs are the second largest expense (after product cost) incurred by Gelson’s, and thus is a financial measure which is carefully monitored by management.  As of fiscal 2007 year end, Gelson’s had approximately 1,328 full-time and 1,001 part-time store, warehouse and office employees.  The majority of Gelson’s employees are members of the UFCW.  In February 2007, the Company completed negotiation of a new union contract with the UFCW to replace the contract which expired on March 5, 2007.  The three major grocery retailers in our trade area had not reached an agreement by this date.  The new Gelson’s contract eliminated the two-tier wage configuration and returned it to a single wage structure and provided for, among other things, wage increases and modifications to the Company’s pension and health and welfare contribution rates.  The Company’s employees who are members of the UFCW voted to ratify the new contract in a vote held on February 21 and 23, 2007.  The new contract expires March 5, 2010.

The Company contributes to a multi-employer health care and pension plan trust on behalf of its employees who are members of the UFCW.  All employers who participate in a multi-employer plan are required to contribute at the same hourly rate based on straight time hours worked in order to fund the plan.  Consequently, the benefit contribution rates that the Company negotiated with the UFCW effective March 2007 were subject to change retroactively based on the outcome of the union’s negotiations with the three major grocery retailers in our trade area which were completed in July 2007.  The employees of the three major grocery retailers voted to ratify their contract on July 22, 2007.  Their new agreement expires March 6, 2011, one year after Gelson’s contract with the UFCW expires.  If no extension agreement is reached and Gelson’s contract expires prior to the others’, it is possible that Gelson’s will be required to negotiate separately and may suffer a job action if an agreement cannot be reached.

The agreement reached with the UFCW and the three major grocery retailers resulted in a substantial reduction in the average hourly contribution rates for pension and health care.  The majority of the reduction relates to the health and welfare fund which, as of the first quarter of 2007, was overfunded in total, for all employers, by approximately $500,000,000.  The reduction in the health and welfare contribution rate is expected to substantially reduce the overfunded status of the fund during the term of the new contract between the UFCW and the three major grocery retailers.  The change in contribution rates for both pension and health care were retroactive to the beginning of March 2007, however, the Company did not record the retroactive credit related to the period from March through June 2007 until the third quarter of 2007 when the agreement with the majors was reached.  The reduction in the contribution rates resulted in a substantial decrease in the Company’s SG&A expense when comparing periods covered by the current and the expired contracts.

The agreement that the majors reached with the UFCW also provides for hourly wage rates based on job classification and experience that, in some cases, are less than those agreed to by Gelson’s.  This could affect our ability to compete with grocery retailers whose hourly rates are less than our own.  Increases in wages provided under the new contract have, and will continue to, impact the Company’s profitability unless it is able to offset the increased expense through a combination of sales growth, increased gross margin, management of labor hours and cost savings in other areas.

Another component of labor related expense is the cost of workers’ compensation.  Effective July 2006, the Company purchased a one-year fully insured guaranteed cost workers’ compensation insurance policy which eliminated the Company’s risk for claims occurring after June 30, 2006.  Effective July 2007, the Company entered into another one-year fully insured guaranteed cost workers’ compensation insurance policy at a significantly lower rate compared to the previous policy year and thus will further reduce SG&A expense through June 30, 2008.  For claims incurred prior to July 1, 2006, the Company is primarily self-insured through the use of a high deductible policy which provides the Company with stop-loss coverage to limit its exposure on a per claim basis and provides coverage for qualifying costs in excess of per claim limits.  The Company continues to maintain an accrual for claims covered under the high deductible program.  That accrual is based on both undeveloped reported claims and an estimate of claims incurred but not reported.  While the Company devotes substantial time and commitment to maintaining a safe work environment, the ultimate cost of workers’ compensation is highly dependent upon legal and legislative trends, the inflation rate of health care costs and the Company’s ability to manage claims.

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

Results of Operations

First Quarter Analysis

Net income in the first quarter of 2008 increased 1.0% to $6,529,000 compared to $6,466,000 during the first quarter of 2007.  Operating income increased 8.3% to $10,421,000 in the first quarter of 2008 compared to $9,626,000 in the same period of the prior year.

Sales from the Company’s 18 supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $118,816,000 during the first quarter of  2008.  This represents a decrease of 1.3% from the first quarter of 2007, when sales were $120,430,000.  Sales during 2008 were negatively impacted by increased competition in our trade area and rising fuel and food prices which may have driven some of our customers to our lower priced competitors.

The Company’s gross profit as a percent of sales was 38.3% in the first quarter of 2008 compared to 39.2% in the same period of 2007. The decrease in gross profit as a percent of sales to some extent reflects the Company’s decision to absorb some cost increases rather than pass them all on to its customers.  In calculating gross profit, the Company deducts product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 29.6% in the first quarter of 2008 compared to 31.2% in the same period of the prior year.  The Company’s provision for all union pension and health care plans decreased 32.9% to $3,530,000 in the first quarter of 2008 compared to $5,262,000 in the first quarter of 2007 due to a reduction in the average hourly contribution rates for pension and health care as discussed above as well as a slight decrease in the number of hours eligible for contributions.  The expense for March 2007 does not reflect a retroactive credit of $664,000 that was recognized in the third quarter of 2007.  Workers’ compensation expense also decreased 47.7% to $572,000 during the first quarter of 2008 compared to $1,095,000 in the first quarter of 2007 as discussed previously.  Finally, lower SARs compensation expense in the first quarter of 2008 compared to the same period of the prior year also contributed to the decrease in SG&A expense as a percent of sales.  The Company recognized $98,000 and $821,000 of SARs compensation expense during the first quarter of 2008 and 2007, respectively.  The decrease in SG&A expense was partially offset by an increase in UFCW hourly wage rates effective early March 2007 and 2008 in accordance with the current collective bargaining agreement.  To a lesser extent, SG&A expense was also impacted by hourly wage rate increases under collective bargaining agreements with unions other than the UFCW.

SARs compensation expense must be recognized each reporting period for changes in fair value and vesting.  During the first quarter of 2008, the Company recorded $98,000 of compensation expense related to additional vesting partially offset by a decrease in the fair value of SARs during the quarter.  During the first quarter of 2007, the Company recognized $821,000 of SARs compensation expense due to an increase in the fair value of SARs during the quarter and the additional vesting of SARs.  As of March 29, 2008, assuming no change in the SARs fair value, there was approximately $3,555,000 of total unrecognized compensation cost related to SARs which is expected to be recognized over a weighted average period of approximately 4.5 years.  As of March 29, 2008, there were 142,325 SARs units outstanding.

Interest and dividend income was $619,000 in the first quarter of 2008 compared to $605,000 for the same period in 2007 due to increased cash levels offset by lower interest rates in 2008.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses from available-for-sale securities be included as a component of stockholders’ equity.  Unrealized gains on available-for-sale securities were $138,000 (net of income tax expense of $95,000) in the first quarter of 2008 compared to unrealized gains of $106,000 (net of income tax expense of $74,000) in the first quarter of 2007.  As of March 29, 2008, net unrealized losses totaled $41,000 compared to $179,000 as of December 29, 2007.  Management does not believe any of these losses are other-than-temporary.

CAPITAL EXPENDITURES/LIQUIDITY

The Company’s current cash position, including investments and net cash provided by operating activities, are the primary sources of funds available to meet the Company’s capital expenditure and liquidity requirements.  The Company’s cash position, including investments, at the end of the first quarter 2008 was $87,731,000.  During the thirteen weeks ended March 29, 2008, the Company generated approximately $11,223,000 of cash from operating activities compared to $10,285,000 in the same period of 2007.

Cash not required for the immediate needs of the Company is temporarily invested in commercial paper and marketable securities.  Currently, all temporary investments are highly liquid.  The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.   The Company estimates that the remodel of its store on Franklin Boulevard in Hollywood, California will be completed late summer of 2008.

The Company also has two revolving lines of credit totaling $23,000,000 available for standby letters of credit, funding operations and expansion.  There were no outstanding borrowings against either of the revolving lines as of March 29, 2008.  The Company currently maintains four standby letters of credit aggregating $9,569,000 pursuant to the Company’s lease requirements and general and auto liability and workers’ compensation self-insurance programs.  The standby letters of credit reduce the available borrowings under its revolving lines.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of March 29, 2008:

	Contractual Cash Obligations (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

7% Subordinated Income Debentures Due September 2014 Including Interest	$1,787	$86	$172	$172	$1,357

Operating Leases	137,562	10,382	20,365	19,226	87,589

Total Contractual Cash Obligations (1)	$139,349	$10,468	$20,537	$19,398	$88,946

	Other Commercial Commitments ( In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby Letters of Credit (2)	$9,569	$9,569	$0	$0	$0

(1)          Other Contractual Obligations

The Company had the following other contractual cash obligations at March 29, 2008.  The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments are unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to general and auto liability claims and for all open years prior to July 1, 2006 for workers’ compensation.  The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis. Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims.  The Company’s workers’ compensation and liability insurance reserves for reported claims and an estimate of claims incurred but not reported at March 29, 2008 totaled approximately $6,761,000.  For workers’ compensation claims incurred after June 30, 2006, the Company is fully insured under guaranteed cost insurance policies.

Employment Agreement

The Company has an employment agreement with a key executive officer that provides for annual retirement compensation equal to 25% of his average base salary and bonus earned in the last three full fiscal years prior to the cessation of his employment plus certain other benefits. The Company had accrued $2,136,000 under the terms of the employment agreement as of March 29, 2008.

Property, Plant and Equipment Purchases

As of March 29, 2008, management had authorized expenditures on incomplete projects for the purchase of property, plant and equipment which totaled approximately $2,748,000.  The Company has an ongoing program to remodel existing supermarkets and to add new stores.  During the first quarter of 2008, capital expenditures were $1,785,000.

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

On April 18, 2008, the Company paid a regular quarterly cash dividend of $0.25 per share of Class A Common Stock totaling approximately $790,000 to stockholders of record on March 31, 2008.

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

A change in market prices exposes the Company to market risk related to its investments.  As of March 29, 2008, all investments were classified as available-for-sale securities and totaled $25,402,000.  A hypothetical 10% drop in the market value of these investments would result in a $2,540,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

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

Management, with the participation of the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 29, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

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

ARDEN GROUP, INC.
Registrant

Date:	May 6, 2008	/s/LAURA J. NEUMANN
Laura J. Neumann
Senior Director of Financial
Reporting and Compliance
(Authorized Signatory)