Form 10-Q
period 2008-06-28
ARDEN GROUP INC
filed 2008-08-06
CIK 225051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                             Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No☒

The number of shares outstanding of the registrant’s class of common stock as of August 1, 2008 was:

3,161,098 shares of Class A Common Stock

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)	June 28, 2008	December 29, 2007

Assets
Current assets:
Cash and cash equivalents	$44,805	$58,919
Investments	44,573	19,933
Accounts receivable, net of allowance for doubtful accounts, of $208 and $172 as of June 28, 2008 and December 29, 2007, respectively	6,486	5,967
Inventories, net	15,917	21,558
Deferred income taxes	3,459	3,916
Other current assets	2,124	2,856

Total current assets	117,364	113,149

Property, plant and equipment, net	45,209	44,853
Deferred income taxes	5,367	5,450
Other assets	3,250	3,237

Total assets	$171,190	$166,689

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$16,554	$20,367
Federal and state income taxes payable	0	803
Other current liabilities	20,219	21,825

Total current liabilities	36,773	42,995

Long-term debt	1,228	1,228
Deferred rent	6,192	6,144
Other liabilities	6,948	7,829

Total liabilities	51,141	58,196

Commitments and contingent liabilities (Note 6)

Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 4,518,298 shares issued and outstanding as of June 28, 2008 and December 29, 2007 including 1,357,200 treasury shares	1,129	1,129
Capital surplus	5,378	5,378
Unrealized loss on investments	(186)	(179)
Retained earnings	117,481	105,918

	123,802	112,246
Treasury stock, at cost	(3,753)	(3,753)

Total stockholders’ equity	120,049	108,493

Total liabilities and stockholders’ equity	$171,190	$166,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In Thousands, Except Share and Per Share Data)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Sales	$116,616	$119,823	$235,432	$240,253
Cost of sales	71,691	73,309	144,960	146,551
Gross profit	44,925	46,514	90,472	93,702
Selling, general and administrative expenses	34,333	36,326	69,459	73,888
Operating income	10,592	10,188	21,013	19,814
Interest and dividend income	704	809	1,323	1,414
Interest expense	(134)	(26)	(157)	(52)
Income before income taxes	11,162	10,971	22,179	21,176
Income tax provision	4,548	4,470	9,036	8,209

Net income	$6,614	$6,501	$13,143	$12,967

Other comprehensive income (loss), net of tax:

Net unrealized holding gain (loss) from available-for-sale securities, net of income tax expense (benefit) of ($99) and ($4) for 2008 and ($70) and $4 for 2007, respectively	(145)	(101)	(7)	5

Comprehensive income	$6,469	$6,400	$13,136	$12,972

Basic and diluted net income per common share	$2.09	$2.05	$4.16	$4.10
Basic and diluted weighted average common shares outstanding	3,161,098	3,161,098	3,161,098	3,161,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twenty-Six Weeks Ended
(In Thousands)	June 28, 2008	June 30, 2007

Cash flows from operating activities:
Cash received from customers	$236,125	$240,325
Cash paid to suppliers and employees	(211,218)	(216,093)
Interest and dividends received	1,079	1,360
Interest paid	(67)	(54)
Income taxes paid	(10,315)	(6,600)

Net cash provided by operating activities	15,604	18,938

Cash flows from investing activities:
Capital expenditures	(3,408)	(1,625)
Purchases of investments	(24,741)	(325)
Proceeds from the sale of property, plant and equipment	11	2

Net cash used in investing activities	(28,138)	(1,948)

Cash flows from financing activities:
Principal payments under capital lease obligations	0	(120)
Cash dividends paid	(1,580)	(1,580)

Net cash used in financing activities	(1,580)	(1,700)

Net increase (decrease) in cash and cash equivalents	(14,114)	15,290

Cash and cash equivalents at beginning of period	58,919	36,842

Cash and cash equivalents at end of period	$44,805	$52,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Twenty-Six Weeks Ended
(In Thousands)	June 28, 2008	June 30, 2007
Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$13,143	$12,967

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,020	3,468
Provision for losses on account receivable	50	0
Deferred income taxes	544	210
Net loss from the disposal of property, plant and equipment	21	27
Amortization of premium on investments	90	0
Stock appreciation rights compensation expense (income)	(189)	1,254

Change in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts receivable	451	23
Inventories	5,641	2,259
Other current assets	732	461
Other assets	(13)	147

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	(4,980)	(2,465)
Federal and state income taxes payable	(1,823)	1,149
Deferred rent	48	46
Other liabilities	(1,131)	(608)

Net cash provided by operating activities	$15,604	$18,938

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

The accompanying condensed consolidated financial statements for the thirteen and twenty-six weeks ended June 28, 2008 and June 30, 2007 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles in the United States (GAAP) for interim financial information.  These financial statements have not been audited by an independent registered public accounting firm but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) regulations.  Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2007 Annual Report on Form 10-K.  The results of operations for the six month period ended June 28, 2008 are not necessarily indicative of the results to be expected for the full year ending January 3, 2009.

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

Occupancy costs consist of rent, common area charges (where applicable), depreciation and utilities related to Gelson’s operations. The following table summarizes warehouse, transportation, purchasing, advertising and occupancy costs for the thirteen and twenty-six weeks ended June 28, 2008 and June 30, 2007.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Warehouse and Transportation	$1,673	$1,722	$3,307	$3,344
Purchasing	745	744	1,494	1,544
Advertising	182	147	433	465
Occupancy	5,787	5,873	11,455	11,547

	$8,387	$8,486	$16,689	$16,900

Fair Value Measurements

On the first day of fiscal 2008, the Company adopted Statement of Financial Accounting Standards No. (SFAS) 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements.  SFAS 157 defines fair value as the amount that would be received upon sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy which prioritizes the types of inputs to valuation techniques that companies may use to measure fair value.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1).  The next highest priority is given to inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly (Level 2).  The lowest priority is given to unobservable inputs in which there is little or no market data available and which require the reporting entity to develop its own assumptions (Level 3).  The fair value of the Company’s financial assets and liabilities measured on a recurring basis includes investments which appear under Assets on the Condensed Consolidated Balance Sheets.  The following table sets forth the fair value of investments as of June 28, 2008 including the input level used to determine fair value at the measurement date.

(In Thousands)	Level 1	Level 2	Level 3	Total

Investments	$44,573	$0	$0	$44,573

Vendor Allowances

The Company receives a variety of allowances from its vendors whose products are sold in Gelson’s stores.  Typically, the vendors are paying the Company to promote their products.  The promotion may be a temporary price reduction, a feature in a print advertisement or newsletter, or placement of the vendor’s product in a preferred location in a store. The promotions are typically two to three weeks long and are recognized when the commitment has been fulfilled.  Vendor allowances are recorded as a reduction of cost of sales.

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

2.       Multi-Employer Pension and Health Care Plans

The Company contributes to several multi-employer union pension and health care plans, administered by various trustees, in accordance with the provisions of various labor contracts.  Pension and health care costs are generally based on the number of straight-time hours worked and the contribution rate per hour as stipulated in the Company’s various collective bargaining agreements.  In July 2007, grocery retailers in the Southern California area negotiated a significant reduction in the average hourly contribution rates for health care with the United Food & Commercial Workers International Union (UFCW) effective March 2007.  The majority of the Company’s employees are members of the UFCW.  Union pension and health care plan expense totaled approximately $3,601,000 and $5,232,000 in the second quarter of 2008 and 2007, respectively.  Contributions were approximately $7,131,000 for the first half of 2008 compared to $10,495,000 in the same period of the prior year.

The Arden Group, Inc. 401(k) Retirement Savings Plan (Plan) covers all nonunion employees of the Company and its subsidiaries who have attained the age of 18 and have completed the applicable service requirement.  The Plan provides that, with certain limitations, an employee with at least one month of service may elect to contribute up to 100% of such employee’s annual compensation to the Plan up to a maximum of $15,500 in 2008 on a tax-deferred basis, in addition to catch up contributions up to a maximum of $5,000 for employees over the age of 50.  Employees are eligible to participate in the Company’s discretionary contributions beginning on January 1 or July 1 following the completion of one year of service.  The Company accrued approximately $237,000 and $234,000 towards this benefit for the second quarter of 2008 and 2007, respectively.  The Company accrued $515,000 and $481,000 during the first six months of 2008 and 2007, respectively.

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

The fair value of each SAR is estimated on the date of grant and, subsequently, at the end of each reporting period using the Black-Scholes option-pricing model which relies on the use of various highly subjective assumptions. The assumptions used in the Black-Scholes option-pricing model for the second quarter ended June 28, 2008 were as follows:

Dividend yield			.81%
Expected volatility	35.17%	-	38.55%
Risk-free interest rate	2.540%	-	3.055%
Expected average term	3.16	-	3.52 years

Compensation expense must be recognized each reporting period for changes in fair value and vesting.  During the second quarter of 2008, the Company reversed $287,000 of compensation expense recognized in prior periods due to a reduction in the fair value of SARs during the period partially offset by additional vesting.  The Company recognized $433,000 of compensation expense during the same period of 2007 reflecting an increase in the fair value of SARs during the quarter and additional vesting.  On a year-to-date basis, the Company recognized a reversal of SARs compensation expense of $189,000 for the first half of 2008 compared to expense of $1,254,000 during the same period of 2007.  Compensation expense is recorded under selling, general and administrative (SG&A) expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.  During the second quarter of 2008, 3,775 SAR units were exercised with an intrinsic value of $272,000.  Intrinsic value represents the amount by which the fair value of SARs on the date of exercise exceeds the base price.

4.       Income Taxes

The Company adopted Financial Accounting Standards Board Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” on the first day of its 2007 fiscal year.  As of June 28, 2008 and June 30, 2007, the Company had approximately $23,000 and $40,000 of unrecognized tax benefits, respectively, all of which would impact our effective tax rate if recognized.  The Company does not believe that the unrecognized tax benefit will change significantly within the year following the end of the second quarter of 2008.

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and SG&A expense, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Income.  No interest or penalties were recognized during the first half of 2008 or 2007.  As of June 28, 2008 and June 30, 2007, the Company had approximately $84,000 and $87,000 accrued for interest, respectively, and no accrual for penalties at the end of either period.  The interest accrual is net of the applicable federal and state tax savings which would result if the interest were paid out.

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

7.       Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements.  The adoption of SFAS 157 in the first quarter of 2008 did not have any impact on the Company’s consolidated financial statements.

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

8.       Subsequent Events

On July 18, 2008, the Company paid a regular quarterly cash dividend of $0.25 per share on Class A Common Stock totaling approximately $790,000 to stockholders of record on June 30, 2008.

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

The Company’s management focuses on a number of performance indicators in evaluating financial condition and results of operations.  Same store sales, gross profit and labor costs are some of the key factors that management considers.  Both sales and gross profit are significantly influenced by competition in our trade area.  Gelson’s already faces competition from regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson’s), stores specializing in natural and organic foods, specialty and gourmet markets and grocery departments in mass merchandise and club stores.  Futhermore, if the merger trend among our competitors continues, this may also impact our ability to compete, as the newly formed larger competitors may possess stronger bargaining power with vendors and suppliers and have greater market recognition among consumers.  In addition, rising fuel and food prices have made it necessary for us to increase our sales prices, which in turn, may result in a loss of sales as some of our customers may elect to make some or all of their purchases from our competitors.  Finally, increasing labor costs and a slowing economy continue to negatively impact the Company’s profitability as well.

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

The agreement reached with the UFCW and the three major grocery retailers resulted in a substantial reduction in the average hourly contribution rates for pension and health care.  The majority of the reduction relates to the health and welfare fund which, as of January 31, 2008, was overfunded in total, for all employers, by approximately $507,000,000.  The reduction in the health and welfare contribution rate is expected to reduce the overfunded status of the fund during the term of the new contract between the UFCW and the three major grocery retailers.  The change in contribution rates for both pension and health care were retroactive to the beginning of March 2007, however, the Company did not record the retroactive credit related to the period from March through June 2007 until the third quarter of 2007 when the agreement with the majors was reached.  The reduction in the contribution rates resulted in a substantial decrease in the Company’s SG&A expense when comparing periods covered by the current and the expired contracts.

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

Another component of labor related expense is the cost of workers’ compensation.  Effective July 1, 2006, the Company purchased a one-year fully insured guaranteed cost workers’ compensation insurance policy which eliminated the Company’s risk for claims occurring after June 30, 2006.  Since then, the Company has continued to renew the guaranteed cost policy annually.  For the policy year ended June 30, 2008, the Company negotiated a one time credit of approximately $760,000 which was amortized over the policy period.  Consequently, the Company will experience an increase in worker’s compensation costs beginning July 1, 2008.  For claims incurred prior to July 1, 2006, the Company is primarily self-insured through the use of a high deductible policy which provides the Company with stop-loss coverage to limit its exposure on a per claim basis and provides coverage for qualifying costs in excess of per claim limits.  The Company continues to maintain an accrual for claims covered under the high deductible program.  That accrual is based on both undeveloped reported claims and an estimate of claims incurred but not reported.  While the Company devotes substantial time and commitment to maintaining a safe work environment, the ultimate cost of workers’ compensation is highly dependent upon legal and legislative trends, the inflation rate of health care costs and the Company’s ability to manage claims.

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

Results of Operations

Second Quarter Analysis

Net income in the second quarter of 2008 increased 1.7% to $6,614,000 compared to $6,501,000 during the second quarter of 2007.  Operating income increased 4.0% to $10,592,000 in the second quarter of 2008 compared to $10,188,000 in the same period of 2007.

Same store sales from the Company’s 18 supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $116,616,000 during the second quarter of 2008.  This represents a decrease of 2.7% from the second quarter of 2007, when sales were $119,823,000.  Sales during 2008 were negatively impacted by increased competition in our trade area, a slowing economy and rising fuel and food prices which may have caused some of our customers to make some or all of their purchases from our competitors.

The Company’s gross profit as a percent of sales was 38.5% in the second quarter of 2008 compared to 38.8% in the same period of 2007. The decrease in gross profit as a percent of sales to some extent reflects the Company’s absorbing some cost increases rather than passing them on to its customers.  In calculating gross profit, the Company deducts product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 29.4% in the second quarter of 2008 compared to 30.3% in the same period of the prior year.  The Company’s provision for all union pension and health care plans decreased 31.2% to $3,601,000 in the second quarter of 2008 compared to $5,232,000 in the second quarter of 2007.  Union pension and health care expense for the second quarter of 2007 would have been $1,709,000 lower or a total of $3,523,000 had the retroactive credit discussed above been reflected in the first half of 2007 rather than the third quarter of 2007 when the agreement was reached.  The increase in expense from $3,523,000 during the second quarter of 2007 compared to $3,601,000 in the second quarter of 2008 resulted from an increase in the health care contribution rate effective March 2008 partially offset by a slight decrease in the hours eligible for contribution.  Lower SARs compensation expense in the second quarter of 2008 compared to the same period of the prior year also contributed to the decrease in SG&A expense as a percent of sales.  During the second quarter of 2008, the Company reversed $287,000 of SARs compensation expense recognized in prior periods.  During the same period of 2007, the Company recorded SARs compensation expense of $433,000.  Workers’ compensation expense also decreased 7.0% to $966,000 during the second quarter of 2008 compared to $1,038,000 in the second quarter of 2007 due to the one-time credit discussed above and a decrease in the premium partially offset by an adjustment to increase the reserves related to losses prior to July 1, 2006.  The decrease in SG&A expense as a percent of sales was partially offset by an increase in UFCW hourly wage rates effective early March 2008 in accordance with the current collective bargaining agreement.  To a lesser extent, SG&A expense was also impacted by hourly wage rate increases under collective bargaining agreements with unions other than the UFCW.

SARs compensation expense must be recognized each reporting period for changes in fair value and vesting.  During the second quarter of 2008, the Company reversed $287,000 of SARs compensation expense recognized in prior periods due to a decrease in the fair value of SARs during the quarter partially offset by additional vesting.  During the second quarter of 2007, the Company recognized $433,000 of SARs compensation expense due to an increase in the fair value of SARs during the quarter and the additional vesting of SARs.  As of June 28, 2008, assuming no change in the SARs fair value, there was approximately $2,256,000 of total unrecognized compensation cost related to SARs which is expected to be recognized over a weighted average period of approximately 4.4 years.  As of June 28, 2008, there were 138,550 SARs units outstanding.

Interest and dividend income was $704,000 in the second quarter of 2008 compared to $809,000 for the same period in 2007 due to lower interest rates in 2008 partially offset by increased cash levels.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses from available-for-sale securities be included as a component of stockholders’ equity.  Unrealized losses on available-for-sale securities were $145,000 (net of income tax benefit of $99,000) in the second quarter of 2008 compared to unrealized losses of $101,000 (net of income tax benefit of $70,000) in the second quarter of 2007.  As of June 28, 2008, net unrealized losses totaled $186,000 compared to $327,000 as of June 30, 2007.  Management does not believe any of these losses are other-than-temporary.

Year-To-Date Analysis

Net income in the first six months of 2008 increased 1.4% to $13,143,000 compared to $12,967,000 during the first six months of 2007.  Operating income increased 6.1% to $21,013,000 for the first six months of 2008 compared to $19,814,000 in the same period of the prior year.

Same store sales from the Company’s 18 supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $235,432,000 during the first half of 2008.  This represents a decrease of 2.0% from the same period of the prior year, when sales were $240,253,000.  Sales were negatively impacted by increased competition in our trade area, a slowing economy and rising fuel and food prices which may have caused some of our customers to make some or all of their purchases from our competitors.

The Company’s gross profit as a percent of sales was 38.4% in the first six months of 2008 compared to 39.0% in the same period of 2007.  The decrease in gross profit as a percent of sales to some extent reflects the Company’s absorbing some cost increases rather than passing them on to its customers.  In calculating gross profit, the Company deducts product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 29.5% in the first six months of 2008 compared to 30.8% in the same period of 2007.  The Company’s provision for all union pension and health care plans decreased 32.1% to $7,131,000 in the first six months of 2008 compared to $10,495,000 in the first six months of 2007.  Union pension and health care expense for the first half of 2007 would have been $2,374,000 lower or a total of $8,121,000 had the retroactive credit discussed above been reflected in the first half of 2007 rather than the third quarter of 2007 when the agreement was reached.  The remaining decrease in expense from $8,121,000 during the first half of 2007 compared to $7,131,000 during the same period of 2008 resulted from a decrease in the pension and health care contribution rates effective March 2007 as discussed above and a slight decrease in the hours eligible for contribution.  SARs compensation expense also decreased significantly during the first six months of 2008 compared to the same period of the prior year.  During the first half of 2008, the Company reversed $189,000 of SARs compensation expense recognized in prior periods; however, during the same period of 2007, the Company recorded SARs compensation expense of $1,254,000.  Finally, workers’ compensation expense decreased 27.9% to $1,538,000 in the first six months of 2008 compared to $2,133,000 in the first six months of 2007 due to the one-time credit discussed above and a decrease in the premium partially offset by an adjustment to increase the reserves related to losses prior to July 1, 2006.  The decrease in SG&A expense as a percent of sales was partially offset by an increase in UFCW hourly wage rates effective early March 2007 and 2008 in accordance with the current collective bargaining agreement.  To a lesser extent, SG&A expense was also impacted by hourly wage rate increases under collective bargaining agreements with unions other than the UFCW.

The Company records adjustments to SARs compensation expense each reporting period to reflect changes in fair value and vesting.  During the first six months of 2008, the Company reversed $189,000 of SARs compensation expense recognized in prior periods due to a decrease in the fair value of SARs since the end of fiscal 2007 partially offset by additional vesting of SARs.  During the first six months of 2007, the Company recognized $1,254,000 of SARs compensation expense due to an increase in the fair value of SARs since the end of fiscal 2006 and the additional vesting of SARs.  As of June 28, 2008, assuming no change in the SARs fair value, there was approximately $2,256,000 of total unrecognized compensation cost related to SARs which is expected to be recognized over a weighted average period of approximately 4.4 years.  As of June 28, 2008, there were 138,550 SARs units outstanding.

Interest and dividend income was $1,323,000 in the first six months of 2008 compared to $1,414,000 for the same period in 2007 due to lower interest rates in 2008 partially offset by increased cash levels.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses from available-for-sale securities be included as a component of stockholders’

equity.  Unrealized losses on available-for-sale securities were $7,000 (net of income tax benefit of $4,000) in the first six months of 2008 compared to unrealized gains of $5,000 (net of income tax expense of $4,000) in the same period of 2007.

CAPITAL EXPENDITURES/LIQUIDITY

The Company’s current cash position, including investments and net cash provided by operating activities, are the primary sources of funds available to meet the Company’s capital expenditure and liquidity requirements.  The Company’s cash position, including investments, at the end of the second quarter 2008 was $89,378,000.  During the twenty-six weeks ended June 28, 2008, the Company generated approximately $15,604,000 of cash from operating activities compared to $18,938,000 in the same period of 2007.  The decrease in net cash provided by operating activities is primarily due to an acceleration in income tax payments in 2008 due to a change in federal tax law.  The change affects the timing of income tax payments, but will not have an impact on the Company’s overall effective income tax rate.

Cash not required for the immediate needs of the Company is temporarily invested in commercial paper and marketable securities.  Currently, all temporary investments are highly liquid.  The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.   The Company estimates that the remodel of its store on Franklin Boulevard in Hollywood, California will be completed in the fall of 2008.

The Company also has two revolving lines of credit totaling $23,000,000 available for standby letters of credit, funding operations and expansion.  There were no outstanding borrowings against either of the revolving lines as of June 28, 2008.  The Company currently maintains four standby letters of credit aggregating $9,569,000 pursuant to the Company’s lease requirements and general and auto liability and workers’ compensation self-insurance programs.  The standby letters of credit reduce the available borrowings under its revolving lines.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of June 28, 2008:

	Contractual Cash Obligations (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

7% Subordinated Income Debentures Due September 2014 Including Interest	$1,787	$86	$172	$172	$1,357

Operating Leases	135,535	10,641	20,476	19,201	85,217

Total Contractual Cash Obligations (1)	$137,322	$10,727	$20,648	$19,373	$86,574

	Other Commercial Commitments (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby Letters of Credit (2)	$9,569	$9,569	$0	$0	$0

(1)         Other Contractual Obligations

The Company had the following other contractual cash obligations at June 28, 2008.  The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments are unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to general and auto liability claims and for all open years prior to July 1, 2006 for workers’ compensation.  The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis. Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims.  The Company’s workers’ compensation and liability insurance reserves for reported claims and an estimate of claims incurred but not reported at June 28, 2008 totaled approximately $6,021,000.  For workers’ compensation claims incurred after June 30, 2006, the Company is fully insured under guaranteed cost insurance policies.

Employment Agreement

The Company has an employment agreement with a key executive officer that provides for annual retirement compensation equal to 25% of his average base salary and bonus earned in the last three full fiscal years prior to the cessation of his employment plus certain other benefits. The Company had accrued $2,106,000 under the terms of the employment agreement as of June 28, 2008.

Property, Plant and Equipment Purchases

As of June 28, 2008, management had authorized expenditures on incomplete projects for the purchase of property, plant and equipment which totaled approximately $1,785,000.  The Company has an ongoing program to remodel existing supermarkets and to add new stores.  During the first half of 2008, capital expenditures were $3,408,000.

(2)   Standby Letters of Credit

The Company’s letters of credit renew automatically each year unless the issuer notifies the Company otherwise.  The amount of each letter of credit held pursuant to the Company’s workers’ compensation and general and auto liability insurance programs will be adjusted annually based upon the outstanding claim reserves as of the renewal date.  Each letter of credit obligation supporting insurance claims will cease when all claims for the particular policy year are closed or the Company negotiates a release.

On July 18, 2008, the Company paid a regular quarterly cash dividend of $0.25 per share of Class A Common Stock totaling approximately $790,000 to stockholders of record on June 30, 2008.

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

A change in market prices exposes the Company to market risk related to its investments.  As of June 28, 2008, all investments were classified as available-for-sale securities and totaled $44,573,000.  A hypothetical 10% drop in the market value of these investments would result in a $4,457,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

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

Management, with the participation of the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           The Annual Meeting of Stockholders was held on June 10, 2008.

(b)           Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees for directors as listed in the Proxy Statement.  Two nominees were elected by Class A stockholders at the Annual Meeting as follows:

Votes

M. Mark Albert
Term expires 2011
For	2,838,302
Abstain	9,324

Robert A. Davidow
Term expires 2011
For	2,837,083
Abstain	10,543

Continuing directors whose terms of office do not expire until 2009 or 2010 are:

Bernard Briskin

John G. Danhakl

Kenneth A. Goldman

Steven Romick

There were 80,697 broker non-votes.

(c)           The selection of Moss Adams LLP, an independent registered public accounting firm, to audit the financial statements of the Company and its consolidated subsidiaries for the 2008 fiscal year was approved by the following votes:

Votes

For	2,839,350
Against	7,431
Abstain	845

There were 80,697 broker non-votes.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDEN GROUP, INC.
Registrant

Date:	August 6, 2008	/s/LAURA J. NEUMANN
Laura J. Neumann
Senior Director of Financial
Reporting and Compliance
(Authorized Signatory)