Form 10-Q
period 2008-09-27
ARDEN GROUP INC
filed 2008-11-06
CIK 225051

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

The number of shares outstanding of the registrant’s class of common stock as of October 31, 2008 was:

3,161,098 shares of Class A Common Stock

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)	September 27, 2008	December 29, 2007

Assets
Current assets:
Cash and cash equivalents	$53,601	$58,919
Investments	37,369	19,933
Accounts receivable, net of allowance for doubtful accounts, of $191 and $172 as of September 27, 2008 and December 29, 2007, respectively	7,903	5,967
Inventories, net	17,787	21,558
Deferred income taxes	3,389	3,916
Other current assets	3,427	2,856

Total current assets	123,476	113,149

Property, plant and equipment, net	44,962	44,853
Deferred income taxes	5,383	5,450
Other assets	3,242	3,237

Total assets	$177,063	$166,689

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$17,851	$20,367
Federal and state income taxes payable	0	803
Other current liabilities	20,668	21,825

Total current liabilities	38,519	42,995

Long-term debt	1,228	1,228
Deferred rent	6,243	6,144
Other liabilities	7,963	7,829

Total liabilities	53,953	58,196

Commitments and contingent liabilities (Note 6)

Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 4,518,298 shares issued and outstanding as of September 27, 2008 and December 29, 2007 including 1,357,200 treasury shares	1,129	1,129
Capital surplus	5,378	5,378
Unrealized loss on investments	(448)	(179)
Retained earnings	120,804	105,918

	126,863	112,246
Treasury stock, at cost	(3,753)	(3,753)

Total stockholders’ equity	123,110	108,493

Total liabilities and stockholders’ equity	$177,063	$166,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27,	September 29,	September 27,	September 29,
(In Thousands, Except Share and Per Share Data)	2008	2007	2008	2007

Sales	$114,156	$119,433	$349,588	$359,686
Cost of sales	70,699	72,733	215,659	219,284
Gross profit	43,457	46,700	133,929	140,402
Selling, general and administrative expenses	37,115	32,612	106,574	106,500
Operating income	6,342	14,088	27,355	33,902
Interest and dividend income	733	926	2,056	2,340
Other income (expense), net	0	2	0	2
Interest expense	(133)	(23)	(290)	(75)
Income before income taxes	6,942	14,993	29,121	36,169
Income tax provision	2,828	6,109	11,864	14,318

Net income	$4,114	$8,884	$17,257	$21,851

Other comprehensive income (loss), net of tax:

Net unrealized holding gain (loss) from available-for-sale securities, net of income tax expense (benefit) of ($181) and ($185) for 2008 and $114 and $118 for 2007, respectively	(262)	168	(269)	173

Comprehensive income	$3,852	$9,052	$16,988	$22,024

Basic and diluted net income per common share	$1.30	$2.81	$5.46	$6.91
Basic and diluted weighted average common shares outstanding	3,161,098	3,161,098	3,161,098	3,161,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirty-Nine Weeks Ended
(In Thousands)	September 27, 2008	September 29, 2007
Cash flows from operating activities:
Cash received from customers	$350,068	$359,482
Cash paid to suppliers and employees	(317,864)	(323,743)
Interest and dividends received	1,927	2,163
Interest paid	(109)	(98)
Income taxes paid	(14,235)	(14,280)

Net cash provided by operating activities	19,787	23,524

Cash flows from investing activities:
Capital expenditures	(4,662)	(2,486)
Purchases of investments	(24,947)	(564)
Sales of investments	6,855	2
Proceeds from the sale of property, plant and equipment	20	27

Net cash used in investing activities	(22,734)	(3,021)

Cash flows from financing activities:
Principal payments under capital lease obligations	0	(183)
Cash dividends paid	(2,371)	(2,371)

Net cash used in financing activities	(2,371)	(2,554)

Net increase (decrease) in cash and cash equivalents	(5,318)	17,949

Cash and cash equivalents at beginning of period	58,919	36,842

Cash and cash equivalents at end of period	$53,601	$54,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Thirty-Nine Weeks Ended
(In Thousands)	September 27, 2008	September 29, 2007
Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$17,257	$21,851

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,509	5,109
Provision for losses on accounts receivable	50	45
Deferred income taxes	779	1,194
Net loss from the disposal of property, plant and equipment	24	25
Net realized gain on investments	0	(2)
Amortization of premium on investments	202	0
Stock appreciation rights compensation expense	2,300	2,381

Change in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts receivable	361	(374)
Inventories	3,771	(120)
Other current assets	(571)	(508)
Other assets	(5)	151

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	(4,620)	(4,415)
Federal and state income taxes payable	(3,150)	(1,406)
Deferred rent	99	61
Other liabilities	(1,219)	(468)

Net cash provided by operating activities	$19,787	$23,524

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

The accompanying condensed consolidated financial statements for the thirteen and thirty-nine weeks ended September 27, 2008 and September 29, 2007 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles in the United States (GAAP) for interim financial information.  These financial statements have not been audited by an independent registered public accounting firm but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) regulations.  Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2007 Annual Report on Form 10-K.  The results of operations for the three and nine month periods ended September 27, 2008 are not necessarily indicative of the results to be expected for the full year ending January 3, 2009.

Revenue Recognition

The Company recognizes revenue at the time of sale.  Revenue is recorded net of sales tax.   Discounts given to customers are recorded at the point of sale as a reduction of revenues.  The Company maintains a bad debt allowance for receivables from vendors and Gelson’s Markets (Gelson’s) charge card users.  Valuation reserves are adjusted periodically based on historical recovery rates.  The Company records income from licensing arrangements, subleases, leases and finance charges as they are earned.  Income from all licensing arrangements, rental income and finance charges represents less than 1% of sales for all periods presented and, therefore, is not disclosed separately on the Condensed Consolidated Statements of Operations and Comprehensive Income.

Cost of Sales

Cost of sales includes product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Warehouse and transportation costs include receiving costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center and distribution system.  Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products.  Advertising costs, net of vendor reimbursements, are expensed as incurred and include the cost of Gelson’s print advertising.  Occupancy costs consist of rent, common area charges (where applicable), depreciation and utilities related to Gelson’s operations. The following table summarizes warehouse, transportation, purchasing, advertising, net of vendor reimbursements, and occupancy costs for the thirteen and thirty-nine weeks ended September 27, 2008 and September 29, 2007.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Warehouse and Transportation	$1,778	$1,796	$5,085	$5,140
Purchasing	713	663	2,207	2,207
Advertising	179	275	612	740
Occupancy	6,081	5,879	17,536	17,426

	$8,751	$8,613	$25,440	$25,513

Fair Value Measurements

On the first day of fiscal 2008, the Company adopted Statement of Financial Accounting Standards No. (SFAS) 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements.  SFAS 157 defines fair value as the amount that would be received upon sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy which prioritizes the types of inputs to valuation techniques that companies may use to measure fair value.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1).  The next highest priority is given to inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly (Level 2).  The lowest priority is given to unobservable inputs in which there is little or no market data available and which require the reporting entity to develop its own assumptions (Level 3).  The fair value of the Company’s financial assets and liabilities measured on a recurring basis includes investments which appear under Assets on the Condensed Consolidated Balance Sheets.  The following table sets forth the fair value of investments as of September 27, 2008 including the input level used to determine fair value at the measurement date.

(In Thousands)	Level 1	Level 2	Level 3	Total

Investments	$37,369	$0	$0	$37,369

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

2.                    Multi-Employer Pension and Health Care Plans

The Company contributes to several multi-employer union pension and health care plans, administered by various trustees, in accordance with the provisions of various labor contracts.  Pension and health care costs are generally based on the number of straight-time hours worked and the contribution rate per hour as stipulated in the Company’s various collective bargaining agreements.  In July 2007, grocery retailers in the Southern California area negotiated a significant reduction in the average hourly contribution rates for health care with the United Food & Commercial Workers International Union (UFCW) effective March 2007.  The majority of the Company’s employees are members of the UFCW.  Union pension and health care plan expense totaled $3,586,000 and $1,136,000 in the third quarter of 2008 and 2007, respectively.  The third quarter of 2007 includes a retroactive credit of $2,374,000 related to March through June 2007 that was not recorded until July 2007 when the agreement with the majors was reached.  Contributions were $10,717,000 for the first nine months of 2008, compared to $11,630,000 in the same period of the prior year.

The Arden Group, Inc. 401(k) Retirement Savings Plan (Plan) covers all nonunion employees of the Company and its subsidiaries who have attained the age of 18 and have completed the applicable service requirement.  The Plan provides that, with certain limitations, an employee with at least one month of service may elect to contribute up to 100% of such employee’s annual compensation to the Plan up to a maximum of $15,500 in 2008 on a tax-deferred basis, in addition to catch up contributions up to a maximum of $5,000 for employees over the age of 50.  Employees are eligible to participate in the Company’s discretionary contributions beginning on January 1 or July 1 following the completion of one year of service.  The Company accrued $230,000 and $253,000 towards this benefit for the third quarter of 2008 and 2007, respectively.  The Company accrued $745,000 and $734,000 during the first nine months of 2008 and 2007, respectively.

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

The fair value of each SAR is estimated on the date of grant and, subsequently, at the end of each reporting period using the Black-Scholes option-pricing model which relies on the use of various highly subjective assumptions. The assumptions used in the Black-Scholes option-pricing model for the third quarter ended September 27, 2008 were as follows:

Dividend yield	.55%	-	.57%
Expected volatility	39.73%	-	41.68%
Risk-free interest rate	2.698%	-	3.101%
Expected average term	3.52	-	5.52	years

SARs compensation expense must be recognized each reporting period for changes in fair value and vesting.  During the third quarter of 2008 and 2007, the Company recorded $2,489,000 and $1,127,000 of compensation expense, respectively, due to an increase in the fair value of SARs during the quarter and additional vesting.  On a year-to-date basis, the Company recognized SARs compensation expense of $2,300,000 and $2,381,000 for the first nine months of 2008 and 2007, respectively.  SARs compensation expense is recorded under selling, general and administrative (SG&A) expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.  During the third quarter of 2008, a total of 23,925 SAR units were exercised with an intrinsic value of $2,789,000.  Intrinsic value represents the amount by which the fair value of SARs on the date of exercise exceeds the base price.  As of September 27, 2008, assuming no forfeitures or change in the SARs fair value, there was $5,747,000 of total unrecognized compensation cost related to SARs which is expected to be recognized over a weighted average period of approximately 5.0 years.  As of September 27, 2008, there were 114,625 SARs units outstanding.

4.                    Income Taxes

The Company adopted Financial Accounting Standards Board Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” on the first day of its 2007 fiscal year.  As of September 27, 2008 and September 29, 2007, the Company had $23,000 and $40,000 of unrecognized tax benefits, respectively, all of which would impact our effective tax rate if recognized.  The Company does not believe that the unrecognized tax benefit will change significantly within the year following the end of the third quarter of 2008.

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and SG&A expense, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Income.  No interest or penalties were recognized during the first nine months of 2008 or 2007.  As of September 27, 2008 and September 29, 2007, the Company had $84,000 and $87,000 accrued for interest, respectively, and no accrual for penalties at the end of either period.  The interest accrual is net of the applicable federal and state tax savings which would result if the interest were paid out.

The Company files income tax returns in the U.S. federal jurisdiction and the California state jurisdiction.  The Company is no longer subject to federal and state tax examinations for years before 2005 and 2004, respectively.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.”  SFAS 159 permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized into net earnings at each subsequent reporting date.  Upon adoption of SFAS 159 in the first quarter of 2008, the Company did not elect the fair value option and, accordingly, its adoption did not have any effect on the Company’s consolidated financial statements.

8.                    Subsequent Events

On October 20, 2008, the Company paid a regular quarterly cash dividend of $0.25 per share on Class A Common Stock totaling $790,000 to stockholders of record on September 30, 2008.

On November 3, 2008, the Company’s Board of Directors declared a special cash dividend of twenty-five dollars ($25) per share on Class A Common Stock totaling approximately $79,027,450 payable on December 8, 2008 to stockholders of record at the close of business on November 20, 2008.

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

The Company’s management focuses on a number of performance indicators in evaluating financial condition and results of operations.  Same store sales, gross profit and labor costs are some of the key factors that management considers.  Both sales and gross profit are significantly influenced by competition in our trade area.  Gelson’s already faces competition from regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson’s), stores specializing in natural and organic foods, specialty and gourmet markets and grocery departments in mass merchandise and club stores.  Furthermore, if the merger trend among our competitors continues, this may also impact our ability to compete, as the newly formed larger competitors may possess stronger bargaining power with vendors and suppliers and have greater market recognition among consumers.  In addition, rising fuel and food prices have made it necessary for Gelson’s to increase its sales prices, which in turn, may result in a loss of sales.  Furthermore, the current financial crisis and the slowing economy may have caused some of our customers to shop elsewhere.  The Company anticipates that the adverse effect on sales as a result of the current economic conditions will continue until the economic situation improves.  Finally, increasing labor costs continue to negatively impact the Company’s profitability as well.

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

The Company contributes to a multi-employer health care and pension plan trust on behalf of its employees who are members of the UFCW.  All employers who participate in a multi-employer plan are required to contribute at the same hourly rate based on straight time hours worked in order to fund the plan.  Consequently, the benefit contribution rates that the Company negotiated with the UFCW effective March 2007 were subject to change retroactively based on the outcome of the union’s negotiations with the three major grocery retailers in our trade area which were completed in July 2007.  The employees of the three major grocery retailers voted to ratify their contract on July 22, 2007.  Their new agreement expires March 6, 2011, one year after Gelson’s contract with the UFCW expires.  If no extension agreement is reached and Gelson’s contract expires prior to the others’, it is possible that Gelson’s will be required to negotiate separately and may be involved in a labor dispute if an agreement cannot be reached.

The agreement reached with the UFCW and the three major grocery retailers resulted in a substantial reduction in the average hourly contribution rates for pension and health care.  The majority of the reduction relates to the health and welfare fund which, as of January 31, 2008, was overfunded in total, for all employers, by approximately $507,000,000.  The reduction in the health and welfare contribution rate is expected to reduce the overfunded status of the fund during the term of the new contract between the UFCW and the three major grocery retailers.  Due to the current financial crisis, it is unclear whether the pension plan will be adequately funded at the end of the currrent contract.  The change in contribution rates for both pension and health care were retroactive to the beginning of March 2007, however, the Company did not record the retroactive credit related to the period from March through June 2007 until the third quarter of 2007 when the agreement with the majors was reached.  The reduction in the contribution rates resulted in a substantial decrease in the Company’s SG&A expense when comparing periods covered by the current and the expired contracts.

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

Another component of labor related expense is the cost of workers’ compensation.  Effective July 1, 2006, the Company purchased a one-year fully insured guaranteed cost workers’ compensation insurance policy which eliminated the Company’s risk for claims occurring after June 30, 2006.  Since then, the Company has continued to renew the guaranteed cost policy annually.  For the policy year ended June 30, 2008, the Company negotiated a one-time credit of $760,000 which was amortized over the policy period.  Without giving effect to this one-time credit, the Company experienced an increase in worker’s compensation costs beginning July 1, 2008.  For claims incurred prior to July 1, 2006, the Company is primarily self-insured through the use of a high deductible policy which provides the Company with stop-loss coverage to limit its exposure on a per claim basis and provides coverage for qualifying costs in excess of per claim limits.  The Company continues to maintain an accrual for claims covered under the high deductible program.  That accrual is based on both undeveloped reported claims and an estimate of claims incurred but not reported.  While the Company devotes substantial time and commitment to maintaining a safe work environment, the ultimate cost of workers’ compensation is highly dependent upon legal and legislative trends, the inflation rate of health care costs, employee compliance with safety rules and the Company’s ability to manage claims.

In the past, the Company’s quarterly results have reflected significant fluctuations in operating income as a result of adjustments recorded to reflect the change in the fair value of SARs that have been granted to non-employee directors and certain employees.  Each SAR entitles the holder to receive cash upon exercise equal to the excess of the fair market value of a share of the Company’s Class A Common Stock, as determined in accordance with the SARs agreement, on the date of exercise over the fair market value of such share on the date granted.  Fluctuations in the market price of the Company’s Class A Common Stock from the end of the previous period impact the recognition or reversal of SARs compensation expense in the period being reported upon.  Since the Company cannot predict future fluctuations in the market price of its stock, it also cannot forecast future SARs compensation expense adjustments and the extent to which operating income will be impacted.  Volatility in the stock market makes this harder than ever to predict.

Results of Operations

Third Quarter Analysis

Same store sales from the Company’s 18 supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $114,156,000 during the third quarter of 2008.  This represents a decrease of 4.4% from the third quarter of 2007, when sales were $119,433,000.  Sales during 2008 were negatively impacted by increased competition in our trade area, a slowing economy and increased fuel and food prices which may have caused some of our customers to shop elsewhere.  In addition, the third quarter of 2007 included sales from Yom Kippur and Rosh Hashanah which did not occur, for the most part, until the fourth quarter in 2008.

The Company’s gross profit as a percent of sales was 38.1% in the third quarter of 2008 compared to 39.1% in the same period of 2007.  The decrease in gross profit as a percent of sales reflects to some extent the Company’s absorbing some cost increases rather than passing them on to its customers. In addition, rising food costs resulted in a higher last-in, first-out (LIFO) charge for nonperishable inventories totaling $598,000 in the third quarter of 2008 compared to $120,000 in the same period of 2007.  In calculating gross profit, the Company deducts product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 32.5% in the third quarter of 2008 compared to 27.3% in the same period of the prior year.  The Company’s provision for all union pension and health care plans increased substantially from $1,136,000 in the third quarter of 2007 to $3,586,000 in the third quarter of 2008.  Union pension and health care expense for the third quarter of 2007 would have been $2,374,000 higher or a total of $3,510,000 had the retroactive credit discussed above been reflected in the first half of 2007 rather than the third quarter of 2007 when the agreement was reached.  The increase in expense in the third quarter of 2008 when compared to the third quarter of 2007 without giving effect to the retroactive credit in the third quarter of 2007 resulted from an increase in the health care contribution rate effective March 2008 partially offset by a slight decrease in the hours eligible for contribution.

Higher SARs compensation expense in the third quarter of 2008 compared to the same period of the prior year also contributed to the increase in SG&A expense as a percent of sales.  During the third quarter of 2008, the Company recognized $2,489,000 of SARs compensation expense due to an increase in the fair value of SARs since the end of the previous quarter and at the time of exercise of SARs during the quarter and the additional vesting of SARs.  During the third quarter of 2007, the Company recognized $1,127,000 of SARs compensation expense.  The Company’s SARs expense is impacted by fluctuations in the price of the Company’s Class A Common Stock which is traded on the NASDAQ Global Market.  Since the Company cannot predict future fluctuations in the market price of its stock, it also cannot forecast future SARs compensation expense adjustments and the extent to which operating income will be impacted.  Volatility in the stock market makes this harder than ever to predict.

Workers’ compensation expense also increased to $708,000 during the third quarter of 2008 compared to $548,000 in the third quarter of 2007 due to the one-time credit in the third quarter of 2007 discussed above and an adjustment in the third quarter of 2008 to increase the reserves related to the continuing development of self-insured losses which occurred prior to July 1, 2006.  These increases were partially offset by an adjustment to expense related to a workers’ compensation audit conducted for the policy period ended June 30, 2008.

The increase in SG&A expense as a percent of sales also reflects an increase in UFCW hourly wage rates effective early March 2008 in accordance with the current collective bargaining agreement.  To a lesser extent, SG&A expense was also impacted by hourly wage rate increases under collective bargaining agreements with unions other than the UFCW.

Interest and dividend income was $733,000 in the third quarter of 2008 compared to $926,000 for the same period in 2007 due to lower interest rates in 2008 partially offset by increased cash levels.  Due to the current financial crisis and the special cash dividend declared by the Board of Directors on November 3, 2008 totaling $79,027,450 payable on December 8, 2008, the Company anticipates a significant decrease in investment income in the fourth quarter of 2008 and in fiscal 2009.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses from available-for-sale securities be included as a component of stockholders’ equity.  Unrealized losses on available-for-sale securities were $262,000 (net of income tax benefit of $181,000) in the third quarter of 2008 compared to unrealized gains of $168,000 (net of income tax expense of $114,000) in the third quarter of 2007.  As of September 27, 2008, net unrealized losses totaled $448,000 compared to $179,000 as of December 29, 2007.  The Company employs a conservative investment strategy, investing only in highly rated companies; however, due to the significant volatility of the financial markets recently, it is difficult to predict whether these losses are other-than-temporary.  Subsequent to the end of the third quarter, the Company shifted its investments, as they mature, primarily into U.S. Treasury Bills and agency notes over terms of thirty days or less.  As of November 3, 2008, the Company had not seen a significant fluctuation in the value of its investments since the end of the third quarter of 2008.

Year-To-Date Analysis

Same store sales from the Company’s 18 supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $349,588,000 during the first nine months of 2008.  This represents a decrease of 2.8% from the same period of the prior year, when sales were $359,686,000.  Sales were negatively impacted by increased competition in our trade area, a slowing economy and increased fuel and food prices which may have caused some of our customers to shop elsewhere.  In addition, the first nine months of 2007 included sales from Yom Kippur and Rosh Hashanah which did not occur, for the most part, until the fourth quarter in 2008.

The Company’s gross profit as a percent of sales was 38.3% in the first nine months of 2008 compared to 39.0% in the same period of 2007.  The decrease in gross profit as a percent of sales reflects to some extent the Company’s absorbing some cost increases rather than passing them on to its customers.  In addition, rising food costs resulted in a higher LIFO charge for nonperishable inventories totaling $1,214,000 in the first nine months of 2008 compared to $404,000 in the same period of 2007.  In calculating gross profit, the Company deducts product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 30.5% in the first nine months of 2008 compared to 29.6% in the same period of 2007.  The increase in SG&A expense as a percent of sales was primarily due to increases in UFCW hourly wage rates effective early March 2007 and 2008 in accordance with the current collective bargaining agreement.  To a lesser extent, SG&A expense was also impacted by hourly wage rate increases under collective bargaining agreements with unions other than the UFCW.  The increase in SG&A expense as a percent of sales was partially offset by decreases in union pension and health care plan expense and workers’ compensation expense in the first nine months of 2008 compared to the same period of 2007.  The Company’s provision for all union pension and health care plans decreased 7.9% to $10,717,000 in the first nine months of 2008 compared to $11,630,000 in the first nine months of 2007.  The decrease is primarily due to a significant decrease in the pension and health care contribution rates effective March 2007 as discussed above.  Workers’ compensation expense decreased 16.2% to $2,246,000 in the first nine months of 2008 compared to $2,681,000 in the first nine months of 2007 due to a decrease in the premium and the one-time credit discussed above, the latter of which impacted both the first and second quarter of 2008, but only the third quarter of 2007.  The decrease was partially offset by an adjustment to increase the workers’ compensation reserves in 2008 related to the continuing development of self-insured losses which occurred prior to July 1, 2006.

The Company records adjustments to SARs compensation expense each reporting period to reflect changes in fair value and vesting.  During the first nine months of 2008 and 2007, the Company recognized $2,300,000 and $2,381,000 of SARs compensation expense, respectively, due to increases in the fair value of SARs since the end of fiscal 2007 and 2006, respectively, and at the time of exercise of SARs and the additional vesting of SARs.  The Company’s SARs expense is impacted by fluctuations in the price of the Company’s Class A Common Stock which is traded on the NASDAQ Global Market.  Since the Company cannot predict future fluctuations in the market price of its stock, it also cannot forecast future SARs compensation expense adjustments and the extent to which operating income will be impacted.  Volatility in the stock market makes this harder than ever to predict.

Interest and dividend income was $2,056,000 in the first nine months of 2008 compared to $2,340,000 for the same period in 2007 due to lower interest rates in 2008 partially offset by increased cash levels.  Due to the current financial crisis and the special cash dividend declared by the Board of Directors on November 3, 2008 totaling $79,027,450 payable on December 8, 2008, the Company anticipates a significant decrease in investment income in the fourth quarter of 2008 and in fiscal 2009.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses from available-for-sale securities be included as a component of stockholders’ equity.  Unrealized losses on available-for-sale securities were $269,000 (net of income tax benefit of $185,000) in the first nine months of 2008 compared to unrealized gains of $173,000 (net of income tax expense of $118,000) in the same period of 2007.  The Company employs a conservative investment strategy, investing only in highly rated companies; however, due to the significant volatility of the financial markets recently, it is difficult to predict whether these losses are other-than-temporary.  Subsequent to the end of the third quarter, the Company shifted its investments, as they mature, primarily into U.S. Treasury Bills and agency notes over terms of thirty days or less.  As of November 3, 2008, there had not been a significant fluctuation in the value of the Company’s investments since the end of the third quarter of 2008.

CAPITAL EXPENDITURES/LIQUIDITY

The Company’s current cash position, including investments and net cash provided by operating activities, are the primary sources of funds available to meet the Company’s capital expenditure and liquidity requirements.  The Company’s cash position, including investments, at the end of the third quarter 2008 was $90,970,000. The Company’s cash position will be reduced by $79,027,450 on December 8, 2008 when the Company pays its special cash dividend of twenty-five dollars ($25) per share on the Company’s Class A Common Stock.  During the thirty-nine weeks ended September 27, 2008, the Company generated $19,787,000 of cash from operating activities compared to $23,524,000 in the same period of 2007.  The decrease in net cash provided by operating activities is primarily due to a decrease in net income.

Cash not required for the immediate needs of the Company is temporarily invested in commercial paper and marketable securities.  Subsequent to the end of the third quarter, the Company has shifted its investments, as they mature, primarily into U.S. Treasury Bills and agency notes over terms of thirty days or less.  The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.   The Company estimates that the remodel of its store on Franklin Boulevard in Hollywood, California will be completed in early 2009.

The Company also has two revolving lines of credit totaling $23,000,000 available for standby letters of credit, funding operations and expansion.  There were no outstanding borrowings against either of the revolving lines as of September 27, 2008.  The Company currently maintains four standby letters of credit aggregating $9,569,000 pursuant to the Company’s lease requirements and general and auto liability and workers’ compensation self-insurance programs.  The standby letters of credit reduce the available borrowings under its revolving lines.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of September 27, 2008:

	Contractual Cash Obligations (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

7% Subordinated Income Debentures Due September 2014 Including Interest	$1,744	$86	$172	$172	$1,314

Operating Leases	133,670	10,856	20,525	19,165	83,124

Total Contractual Cash Obligations (1)	$135,414	$10,942	$20,697	$19,337	$84,438

	Other Commercial Commitments (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby Letters of Credit (2)	$9,569	$9,569	$0	$0	$0

(1)          Other Contractual Obligations

The Company had the following other contractual cash obligations at September 27, 2008.  The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments are unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to general and auto liability claims and for all open years prior to July 1, 2006 for workers’ compensation.  The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis. Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims.  The Company’s workers’ compensation and liability insurance reserves for reported claims and an estimate of claims incurred but not reported at September 27, 2008 totaled $5,779,000.  For workers’ compensation claims incurred after June 30, 2006, the Company is fully insured under guaranteed cost insurance policies.

Employment Agreement

The Company has an employment agreement with a key executive officer that provides for annual retirement compensation equal to 25% of his average base salary and bonus earned in the last three full fiscal years prior to the cessation of his employment plus certain other benefits. The Company had accrued $2,075,000 under the terms of the employment agreement as of September 27, 2008.

Property, Plant and Equipment Purchases

As of September 27, 2008, management had authorized expenditures on incomplete projects for the purchase of property, plant and equipment which totaled approximately $1,663,000.  The Company has an ongoing program to remodel existing supermarkets and to add new stores.  During the first nine months of 2008, capital expenditures were $4,662,000.

(2)          Standby Letters of Credit

The Company’s letters of credit renew automatically each year unless the issuer notifies the Company otherwise.  The amount of each letter of credit held pursuant to the Company’s workers’ compensation and general and auto liability insurance programs is adjusted annually based upon the outstanding claim reserves as of the renewal date.  Each letter of credit obligation supporting insurance claims will cease when all claims for the particular policy year are closed or the Company negotiates a release.

On October 20, 2008, the Company paid a regular quarterly cash dividend of $0.25 per share of Class A Common Stock totaling $790,000 to stockholders of record on September 30, 2008.

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

A change in market prices exposes the Company to market risk related to its investments.  As of September 27, 2008, all investments were classified as available-for-sale securities and totaled $37,369,000.  A hypothetical 10% drop in the market value of these investments would result in a $3,737,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

The Company employs a conservative investment strategy, investing only in highly rated companies; however, due to the significant volatility of the financial markets recently, otherwise strong companies are more likely to experience financial difficulty.  As of November 3, 2008, the Company had not seen a significant fluctuation in the value of its investments since the end of the third quarter of 2008.   In recent weeks, the Company has shifted its investments, as they mature, primarily into U.S. Treasury Bills and agency notes over terms of thirty days or less.

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

Management, with the participation of the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 27, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ARDEN GROUP, INC.
Registrant

Date:	November 6, 2008	/s/LAURA J. NEUMANN
Laura J. Neumann
Senior Director of Financial
Reporting and Compliance
(Authorized Signatory)