Form 10-K
period 2009-01-03
ARDEN GROUP INC
filed 2009-03-16
CIK 225051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number  0-9904

ARDEN GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3163136
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2020 South Central Avenue, Compton, California	90220
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (310) 638-2842

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	Name of each exchange on which registered
Class A Common Stock	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the Class A Common Stock last sold on June 27, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $143,468,177.

The number of shares outstanding of the registrant’s class of common stock as of March 6, 2009 was:

3,161,098 shares of Class A Common Stock

Page
PART I
1	Item 1.	Business
5	Item 1A.	Risk Factors
9	Item 1B.	Unresolved Staff Comments
9	Item 2.	Properties
10	Item 3.	Legal Proceedings
10	Item 4.	Submission of Matters to a Vote of Security Holders

PART II
11	Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
12	Item 6.	Selected Financial Data
13	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
25	Item 7A.	Quantitative and Qualitative Disclosures about Market Risks
25	Item 8.	Financial Statements and Supplementary Data
25	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
26	Item 9A.	Controls and Procedures
26	Item 9B.	Other Information

PART III
27	Item 10.	Directors and Executive Officers of the Registrant
29	Item 11.	Executive Compensation
37	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
39	Item 13.	Certain Relationships, Related Transactions and Director Independence
40	Item 14.	Principal Accountant Fees and Services

PART IV
42	Item 15.	Exhibits and Financial Statement Schedules

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

Arden is headquartered at 2020 South Central Avenue, Compton, California 90220 and its telephone number is (310) 638-2842.

Market Operations

As of January 3, 2009, Gelson’s operated 18 full-service supermarkets in Southern California, which carry both perishable and grocery products, 17 under the name “Gelson’s” and one under the name “Mayfair.”  The Company is converting the remaining Mayfair store to the Gelson’s name and format as part of a major remodel which is expected to be completed by the spring of 2009.  Gelson’s and Mayfair offer a broad selection of local and national brands as well as a limited number of private label items.  Gelson’s targets the consumer who values superior customer service, merchandise, presentation and selection.  Gelson’s also operates a distribution center in the City of Commerce, California.

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

Service  Gelson’s emphasizes customer service by offering a variety of service departments including meat, seafood, delicatessen, floral, sushi, cheese and bakery departments.  All sushi and most bakery departments are operated by third parties.  Some Gelson’s stores include additional service departments such as fresh pizza, coffee bars, hot bars, gelato bars and carving carts offering cooked meats.  Additionally, selected stores offer banking and pharmacy services through third parties.  Stores are staffed so that, even at peak times, customer checkout time is minimized.  In addition to checkers, there are personnel assigned to bagging and carrying out purchases.  All employees are encouraged to know customers by name and assist them whenever possible.  All stores offer a Company charge card to qualified customers in addition to the option of paying for their purchases with cash, checks, credit or debit cards.  Stores are typically open 14 to 17 hours per day, with hours of operation determined by local code, lease provisions or as appropriate for the business characteristics of each community.

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

Expansion and Store Development  Management regularly evaluates the feasibility of opening new stores in and outside its existing trade areas and remodeling existing stores in order to maximize the existing stores’ appeal to consumers and their profit potential.  In 2008, capital expenditures totaled $5,159,000.

Advertising and Promotion  Gelson’s advertises on a limited basis in newspapers and through its newsletter.  Advertising focuses on the promotion of events rather than prices; for example, Gelson’s emphasizes special holiday selections, new products, specialty items, services and recipes.  In addition, Gelson’s maintains a website at www.gelsons.com which allows customers to learn more about Gelson’s and to read about food related topics that may be of interest to them.  The website also provides an opportunity for customers to request a newsletter, offer feedback and to place catering and holiday meal orders online.  The Company reevaluates its strategy regularly in an effort to identify the most effective means of attracting and retaining customers.

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

The bulk of all merchandise purchasing takes place at Gelson’s headquarters in Encino, California.  Approximately 48% of the purchases for 2008 were distributed through the central warehouse; the remainder was delivered directly to the stores from manufacturers, distributors or wholesalers.  The central purchasing and distribution operations are conducted based on electronic in-store ordering systems.  Stores can place and receive orders up to six days per week.  Perishables are ordered more frequently than other goods.

The largest supplier for the stores is Unified Western Grocers, Inc. (Unified), a grocery wholesale cooperative, which has been a supplier to the Company for approximately thirty-four years and which accounted for approximately 16% of Gelson’s purchases in fiscal 2008.  No other supplier accounts for more than 3% of Gelson’s purchases.  The Company believes that there would be a negative short-term impact if the Company were to lose Unified as a supplier for Gelson’s, but that such impact would likely be mitigated by a combination of events, which could include:  (i) purchasing certain items for direct store delivery, thereby freeing warehouse capacity to allow other items to be purchased through the warehouse and (ii) purchasing certain products through other wholesalers.  However, such a loss could have an adverse effect on the performance of Gelson’s.

Employees

Gelson’s had approximately 1,324 full-time and 967 part-time store, warehouse and office employees at January 3, 2009.  Most Gelson’s employees are covered by union collective bargaining agreements that establish rates of pay, benefits and procedures for the orderly settlement of disputes.  In general, these agreements have been negotiated on a local industry-wide basis.

In February 2007, the Company completed negotiation of a new union contract with the United Food & Commercial Workers International Union (UFCW) to replace the contract which expired on March 5, 2007.  The Company’s employees who are members of the UFCW voted to ratify the new contract in a vote held on February 21 and 23, 2007.  The new contract which expires March 5, 2010 discontinues the use of a two-tier wage structure and provides for, among other things, wage increases and modifications to the pension and health and welfare plans.  The Company contributes to a multi-employer health care and pension plan trust on behalf of its employees who are members of the UFCW.  All employers who participate in a multi-employer plan are required to contribute at the same hourly rate based on straight time hours worked in order to fund the plan.  Consequently, the benefit contribution rates that the Company negotiated with the UFCW effective March 2007 were subject to change retroactively based on the outcome of the union’s negotiations with the three major grocery retailers in our trade area which were completed in July 2007.  The employees of the three major grocery retailers voted to ratify their contract on July 22, 2007.  The UFCW’s agreement with the three major grocery retailers expires on March 6, 2011.  Effective March 10, 2009, the Company’s UFCW employees voted to ratify an amendment to our contract with the UFCW which extends the contract expiration date to March 6, 2011.

In addition to employees at Gelson’s, Arden-Mayfair had approximately 68 full-time employees at its executive and headquarters offices as of January 3, 2009, some of whom are covered by a collective bargaining agreement.

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

Available Information

The Company does not presently have an internet website to make its filings with the Securities and Exchange Commission (SEC) available.  The Company is in the process of developing a website and will make its SEC filings available free of charge through its website in the near future.  The Company will provide free of charge upon written request to Assistant Secretary, Arden Group, Inc., P.O. Box 512256, Los Angeles, California 90051-0256 paper copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the SEC.  This information is also available at www.sec.gov.  The reference to this website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

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

The Company cautions readers that any forward-looking statements contained in this report or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors.  Such statements may be identified by such words as “anticipate,” “expect,” “may,” “believe,” “could,” “estimate,” “project,” and similar words or phrases.  The Company does not undertake any obligation to update forward-looking statements.  The factors listed below, among others, could affect the Company’s financial results and could cause the Company’s financial performance to differ materially from the expectations expressed in any forward-looking statement made by or on behalf of the Company:

Changes in Economic, Political or Social Conditions

Our profitability may be impacted by both national and local economic conditions, particularly in Southern California.  Changes in economic conditions such as recessionary cycles, increased levels of unemployment, higher consumer debt levels, inflation, higher interest rates and tax rates and increased energy costs may result in reduced consumer spending or influence our customers to shift their spending to our lower-priced competitors.  The recent turmoil in the economy, including the financial and residential real estate markets, and higher levels of unemployment will continue to influence consumer spending patterns in the future.  In addition, current market conditions may limit the amount that the Company can charge for its products.  If the Company is unable to pass increased costs on to its customers, profit margins may be negatively affected.  In addition, our business may be subject to interruption from acts of terrorism, national emergencies or natural disasters.

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

Food and Drug Safety Concerns

There is increasing governmental scrutiny and public awareness regarding food and drug safety. The Company could be adversely affected if consumers lose confidence in the safety and quality of the Company’s food and drug products. Any events that give rise to actual or potential food contamination, drug contamination or food-borne illness could result in product liability claims and a loss of consumer confidence. In addition, adverse publicity about these types of concerns whether valid or not, may discourage consumers from buying the Company’s products or cause production and delivery disruptions, which could have an adverse effect on the Company’s sales and results of operations.

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

In July 2007, the UFCW completed negotiation of a new contract with the three major grocery retailers in our trade area.  The wage increases agreed to by these three competitors were somewhat less than the Company agreed to for certain job classifications and experience levels during our UFCW negotiations in February 2007 and March 2009.  This could affect our ability to compete with grocery retailers whose labor costs are less than our own.

Cost of Providing Employee Benefits

The Company provides health insurance for the majority of its nonunion employees.  Health care costs have increased significantly in recent years.  If this trend continues, it could have a negative impact on the Company’s profitability.  In addition, the Company contributes to several multi-employer union health care plans in accordance with the Company’s various collective bargaining agreements.  Currently, the health and welfare fund which covers the majority of the Company’s UFCW employees is overfunded.  The contribution rate paid by all employers was reduced effective March 2007.  Originally, the reduction in the health and welfare contribution rate was expected to reduce the overfunded status of the fund over the term of the current agreement which ends on March 6, 2011.  However, many factors influence how long the fund will maintain an overfunded status including changes in the cost of health care, the return on investments of funds held by the plan, changes to benefits offered under the plan and government regulations.  The Company’s health and welfare contribution rate was scheduled to increase effective with hours worked during March 2009; however, the Company was recently notified by the Southern California United Food & Commercial Workers Unions and the Food Employers Joint Trust Funds (Trust) that the increase has been suspended for the six month period beginning March 2009 and ending August 2009.   The Trust will review the effective rate again in August 2009.

The Company also participates in various multi-employer union pension plans.  Adverse stock market developments have significantly impacted the funded status of pension plans on a worldwide basis.  Currently, the Company’s contributions under both the UFCW health care and the pension plans are fixed under the terms of the current agreement which ends on March 6, 2011 except for the suspension period as noted above.   The current economic conditions and the turmoil in the financial markets could have a significant impact on the funded status of the health care and pension plans in which the Company participates.  The Company anticipates that both health care and pension benefits will be important topics in future negotiations.  If the Company and other participating employers are unable to negotiate an acceptable agreement with the union concerning employee benefits, a labor dispute could result or the negotiations could result in a new agreement requiring higher contribution rates.  In addition, if any of the participating employers in the plan withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to cover the underfunded liabilities associated with its participants, the Company may be required to make additional contributions.   Each of these scenarios could negatively impact the Company’s financial condition and results of operations.

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

Changes in Laws or Regulations or Failure to Comply

We are subject to various federal, state and local laws, regulations and licensing requirements which regulate health and sanitation standards, food labeling and handling, the sale of alcoholic beverages, employment practices, working conditions, citizenship requirements and public accommodations.  Changes to such laws or regulations may adversely affect our profitability by increasing our costs or affecting the sale of certain items.  In addition, we must comply with state and local fire, zoning, land use and environmental regulations.  Failure to comply with these regulations could adversely affect the operation of our existing stores or could delay or prevent the opening of a new store.

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

Availability and Retention of Retail Space

We currently lease the majority of our store locations. Typically, our supermarket leases have initial 20-year lease terms and may include options for up to an additional 20 years.  The average term remaining on our supermarket leases, including renewal options, is approximately 19 years.  Our revenues and profitability would be negatively impacted if we are unable to renew these leases at reasonable rates.

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

The Ability of our Vendors to Supply Products and Services in a Timely Manner

Our business is dependent on our ability to purchase products from a large wholesaler and numerous smaller vendors in a timely manner and at competitive prices.  The largest supplier for our stores is Unified, a grocery wholesale cooperative, which has provided product for our stores for approximately thirty-four years.  We currently procure approximately 16% of our product from Unified.  Any disruption in the business of Unified or any of our other principal suppliers could negatively impact our sales and profitability.  Even where we have access to alternative sources of supply, the failure of a supplier to meet our demands may temporarily disrupt store level merchandise selection.

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

The Outcome of Current and Future Legal Proceedings

From time to time we are the subject of complaints or litigation from customers alleging injury, food quality or operational concerns.  We may be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are liable.  We are also subject to complaints or allegations from former or current employees, claims concerning hazardous substances on our current or previously owned properties, class action suits concerning warning labels and other claims.  A lawsuit or claim could result in a decision against us that could have an adverse effect on our business if not covered by insurance.  Additionally, the cost of defending ourselves against lawsuits and claims, regardless of merit, could have a negative impact on our profitability.

Impact of Local Projects in the Vicinity of our Supermarkets

From time to time, local events or projects take place in the vicinity of our stores that may have a negative impact on our sales and profitability.

Stock Price Volatility

The market price of our Class A Common Stock (Class A) could be subject to significant fluctuation in response to various market factors and events including general economic and market conditions, variations in our earnings results, publicity regarding us and our competitors and the grocery business in general.  The stock market in recent years has experienced extreme price and volume fluctuations that have sometimes been unrelated or disproportionate to the operating performance of companies. Furthermore, there is not a significant volume of trading in our Class A which subjects our stock price to a higher level of volatility and may adversely impact the liquidity of the stock.  In March 2007, the Company merged its Stock Bonus Plan into its 401(k) Retirement Savings Plan (401(k) Plan) in order to satisfy the new congressionally mandated diversification requirements. Stock previously held for the benefit of participants in the Company’s Stock Bonus Plan was transferred to individual participant accounts in the Company’s 401(k) Plan.  As of January 3, 2009, participants in the Company’s 401(k) Plan held 79,283 shares of Class A in the 401(k) Plan.  These participants can elect to sell their shares which may have a negative effect on the price of Class A.  Fluctuations in our Class A price also impact compensation expense as it relates to our outstanding stock appreciation rights (SARs).  See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

Item 1B.         Unresolved Staff Comments

None.

Item 2.            Properties

In November 2006, the Company formed a new wholly-owned subsidiary called Mayfair Realty.  At the end of fiscal 2006, most real estate owned by the Company or Arden-Mayfair was transferred to Mayfair Realty.

Mayfair Realty currently owns two freestanding Gelson’s supermarket properties and a shopping center in which a Gelson’s Market is located.  The shopping center owned by Mayfair Realty, located in Calabasas, California, consists of approximately 58,000 leasable square feet, approximately 18,000 square feet of which is leased to multiple tenants and approximately 40,000 square feet of which is leased to Gelson’s.  Fifteen supermarkets and the warehouse and distribution facilities which service the markets are leased from third parties.  Gelson’s corporate offices in Encino, California and the Company’s executive office in Beverly Hills, California are also leased.  Typically, supermarkets have initial 20-year lease terms and may include options for up to an additional 20 years.  These leases often require the payment of percentage rent on sales in excess of certain levels in addition to minimum rent.  The average term remaining on the supermarket leases, including renewal options, is approximately 19 years.  The 18 markets range in size from approximately 18,000 to 40,000 square feet.  Gelson’s warehouse, distribution and truck service facilities in the City of Commerce, California are leased and contain approximately 131,000 square feet.  The term of the lease, including renewal options, expires in January 2021.  Mayfair Realty also owns a 30,000 square foot office building in Compton, California which serves as the Company’s headquarters and a parcel of unimproved land in Rubidoux, California.  The Company also owns (through Mayfair Realty) or leases several parcels adjacent to, or near, four of its stores which are used for additional parking.  In addition, AMG Holdings, Inc. (AMG

Holdings), a wholly-owned subsidiary of Arden-Mayfair, leases as a tenant, a 62,000 square foot building in Los Angeles, California consisting of office and warehouse space, which is entirely subleased until the lease on the property expires in 2012.

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

Item 4.            Submission of Matters to a Vote of Security Holders

There was no matter submitted during the fourth quarter of fiscal year 2008 to a vote of the security holders of the Registrant.

PART II

Item 5.           Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)                                  The Company’s Class A is traded in the NASDAQ Global Market under the symbol ARDNA.  During the past two years, the range of high and low sales prices for each quarterly period was, according to NASDAQ, the following:

	2008		2007
	High	Low	High	Low

1st Quarter	$159.50	$125.00	$133.50	$113.00
2nd Quarter	144.77	114.06	144.05	128.26
3rd Quarter	199.99	122.01	170.00	124.46
4th Quarter	166.85	118.01	165.48	130.20

(b)                                 As of January 3, 2009, there were 825 holders of record of the Company’s Class A, with aggregate holdings of 3,161,098 shares of Class A.  This does not include 1,357,200 shares of the Company’s Class A owned by AMG Holdings, a wholly-owned second-tier subsidiary of the Company.

(c)                                  The Company declared regular quarterly dividends of 25 cents per share of Class A during fiscal 2008 and 2007.  The Company currently anticipates payment of comparable Class A quarterly dividends in future quarters.

On November 3, 2008, the Company’s Board of Directors declared a special cash dividend of twenty-five dollars ($25) per share on its outstanding Class A payable on December 8, 2008 to stockholders of record at the close of business on November 20, 2008.  The aggregate amount of the special dividend was approximately $79,027,000.

Item 6.            Selected Financial Data

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

(In Thousands, Except Share and Per Share Data)

All years are 52 weeks except 2008 which is 53 weeks.

	2008	2007	2006	2005	2004
Operations For The Year (1):
Sales	$479,117	$485,939	$482,737	$470,354	$502,898
Gross profit	184,500	187,991	186,336	180,423	192,316
Operating income	40,319	45,177	36,680	31,816	34,579
Other income (expense), net	1,188	3,307	2,439	1,606	3,591
Income tax provision	16,840	19,277	15,895	13,571	15,498
Net income	$24,667	$29,207	$23,224	$19,851	$22,672

Net income per common share (2):
Basic — Class A Common Stock	$7.80	$9.24	$7.16	$5.87	$7.00
Basic — Class B Common Stock	N/A	N/A	N/A	N/A	6.13
Diluted	7.80	9.24	7.16	5.87	6.70

Financial Position At Year-End (1):
Total assets	$99,810	$166,689	$145,601	$147,027	$122,135
Working capital	13,847	70,154	41,942	41,304	23,883
Long-term debt	1,228	1,228	1,228	1,453	1,764
Stockholders’ equity	51,160	108,493	82,294	82,320	66,576
Capital expenditures	5,159	3,824	4,868	6,390	12,641

Other Operating and Financial Data:
Number of stores at end of fiscal year	18	18	18	18	18
Sales increase (decrease) (1) (3):
Total stores	(1.4)%	.6%	2.6%	(6.6)%	3.4%
Same stores	(1.4)%	.6%	2.6%	(6.6)%	3.4%

Depreciation and amortization	$6,110	$6,685	$7,097	$7,401	$6,990

Dividends declared per common share (2):
Class A Common Stock	$1.00	$1.00	$1.00	$1.00	$1.00
Class B Common Stock	N/A	N/A	N/A	$ N/A	$.675
Special dividend declared per Class A Common Stock share	$25.00				$20.00

Weighted average common shares outstanding (2):
Basic — Class A Common Stock	3,161,098	3,161,098	3,241,805	3,381,051	2,217,675
Basic — Class B Common Stock	N/A	N/A	N/A	N/A	1,164,977
Diluted	3,161,098	3,161,098	3,241,805	3,381,051	3,382,652

(1)             The Company’s results of operations and financial position reflect, to some extent, the impact of a labor dispute in the Company’s trade areas in 2003 and 2004.

(2)             Prior to November 10, 2004, the Company had two classes of Common Stock including Class B Common Stock (Class B) which was convertible on a share-for-share basis into Class A.  Class B stockholders were entitled to share in 90% of the dividends (other than stock dividends) paid to Class A stockholders.  On November 10, 2004, Bernard Briskin, Chairman of the Board of Directors, President and Chief Executive Officer of the Company, elected to convert Class B shares beneficially owned by him, including shares beneficially owned with his spouse, into Class A shares.  The conversion of these shares triggered the automatic and simultaneous conversion of all remaining Class B shares as provided under the Company’s Restated Certificate of Incorporation.  After the conversion, the Company has only Class A outstanding and all stockholders participate equally in the undistributed earnings of the Company.

(3)             Same store sales increases are calculated by comparing year-over-year sales for stores that were open in both years.  If a store was not open for the entire year in both years being compared, then the store is not included in the same store analysis.  No stores were closed during any of the periods presented.  Fiscal 2008 was a 53-week year.  No adjustment was made to remove the additional week for comparison purposes.  Store sales used to calculate sales increases, above, do not include revenue from leases, subleases, licensing arrangements and finance charges and, therefore, may not agree to total year-over-year sales increases as disclosed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company.  Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, other parts of this report and other Company filings are forward-looking statements.  These statements discuss, among other things, future sales, operating results and financial condition.  Forward-looking statements reflect the Company’s current plans and expectations regarding important risk factors and are based on information currently available to us.  The Company cautions readers that any forward-looking statements contained in this report or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors.  Such statements may be identified by such words as “anticipate,” “expect,” “may,” “believe,” “could,” “estimate,” “project,” and similar words or phrases.  The Company does not undertake any obligation to update forward-looking statements.

Overview

Arden is a holding company which conducts operations through its first and second tier wholly-owned subsidiaries, Arden-Mayfair and Gelson’s, respectively.  Gelson’s operates 18 full-service supermarkets in Southern California.  Gelson’s caters to the upscale customer who expects superior quality, service and merchandise selection.  In addition to the customary supermarket offerings, Gelson’s offers specialty items such as imported foods, unusual delicatessen items and organic and natural food products.  All Gelson’s stores include the typical service departments such as meat, seafood, delicatessen, floral, sushi, cheese and bakery.  In addition, some stores offer further services including fresh pizza, coffee bars, hot bars, gelato bars and carving carts offering cooked meats.

The Company’s management focuses on a number of performance indicators in evaluating financial condition and results of operations.  Same store sales, gross profit and labor costs are some of the key factors that management considers.  Both sales and gross profit are significantly influenced by competition in our trade area.  Gelson’s faces competition from regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson’s), stores specializing in natural and organic foods, specialty and gourmet markets and grocery departments in mass merchandise and club stores.  The recent downturn in economic conditions has led to even greater competition in the grocery industry.  As discretionary income declines, some consumers are reducing their spending and making more value conscious decisions.  We are forced to compete for fewer customer dollars and keep our retail prices low as our competitors also reduce their prices in an attempt to maintain or increase their own market share.

Labor and other related payroll costs are the second largest expense (after product cost) incurred by Gelson’s, and thus is a financial measure which is carefully monitored by management.  As of fiscal 2008 year end, Gelson’s had approximately 1,324 full-time and 967 part-time store, warehouse and office employees.  The majority of Gelson’s employees are members of the UFCW.  In February 2007, the Company completed negotiation of a new union contract with the UFCW to replace the contract which expired on March 5, 2007.  The three major grocery retailers in our trade area had not reached an agreement by this date.  The new Gelson’s contract starts the elimination process of the two-tier wage configuration and returns it to a single wage structure and provides for, among other things, wage increases and modifications to the Company’s pension and health and welfare contribution rates.  The Company’s employees who are members of the UFCW voted to ratify the new contract in a vote held on February 21 and 23, 2007.  The new contract originally had an expiration date of March 5, 2010 which was different from the expiration date of the majors’ contract.  Effective March 10, 2009, the Company’s UFCW employees voted to ratify an amendment to our contract with the UFCW which extends the contract expiration date to March 6, 2011, the same date the contract between the UFCW and the majors expires.

The Company contributes to a multi-employer health care and pension plan trust on behalf of its employees who are members of the UFCW.  All employers who participate in a multi-employer plan are required to contribute at the same hourly rate based on straight time hours worked in order to fund the plan.  Consequently, the benefit contribution rates that the Company negotiated with the UFCW effective March 2007 were subject to change retroactively based on the outcome of the union’s negotiations with the three major grocery retailers in our trade area which were completed in July 2007.  The employees of the three major grocery retailers voted to ratify their contract on July 22, 2007.  For purposes of the multi-employer plans for health care and pension benefits, Gelson’s is subject to the same contract and term as the majors which expires on March 6, 2011.

The agreement reached with the UFCW and the three major grocery retailers resulted in a substantial reduction in the average hourly contribution rates for pension and health care.  The majority of the reduction relates to the health and welfare fund which was overfunded at the time of contract negotiation.  The reduction in the health and welfare contribution rate was originally expected to substantially reduce the overfunded status of the fund during the term of the new contract.  The change in contribution rates for both pension and health care were retroactive to the beginning of March 2007.  The reduction in the contribution rates resulted in a substantial decrease in the Company’s selling, general and administrative (SG&A) expense when comparing periods covered by the current and the expired contracts.  The Company’s health and welfare contribution rate was scheduled to increase effective with hours worked during March 2009 and after; however, the Company was recently notified by the Trust that the increase has been suspended for the six month period beginning March 2009 and ending August 2009.   The Trust will review the effective rate again in August 2009.

Current economic conditions and the turmoil in the financial markets could significantly impact the future funded status of the health care and pension plans in which the Company participates.  Many factors influence the funded status of the plans including changes in the cost of health care, the return on investments of funds held by the plan, changes to benefits offered under the plan and government regulations.  The Company anticipates that both health care and pension benefits will be important topics in future negotiations.  If, in the future, the Company and other participating employers are unable to negotiate an acceptable agreement with the union concerning employee benefits, a labor dispute could result or the negotiations could result in a new agreement requiring higher contribution rates.  In addition, if any of the participating employers in the plan withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to cover the underfunded liabilities associated with its participants, the Company may be required to make additional contributions.  Each of these scenarios could negatively impact the Company’s financial condition and results of operations.

The agreement that the majors reached with the UFCW also provides for hourly wage rates based on job classification and experience that, in some cases, are less than those agreed to by Gelson’s.  This could affect our ability to compete with grocery retailers whose hourly rates are less than our own.  Increases in wages provided under the new contract will negatively impact the Company’s profitability unless it is able to offset the increased expense through a combination of sales growth, increased gross margin, management of labor hours, decreased labor turnover and cost savings in other areas.  Current economic conditions make it difficult to achieve significant sales growth and increased profit margins.

Another component of labor related expense is the cost of workers’ compensation.  For claims incurred prior to July 1, 2006, the Company is primarily self-insured through the use of a high deductible policy which provides the Company with stop-loss coverage to limit its exposure on a per claim basis and provides coverage for qualifying costs in excess of per claim limits.  Effective July 2006, the Company purchased a one-year fully insured guaranteed cost workers’ compensation insurance policy to replace the high deductible program for losses occurring after June 30, 2006.  The guaranteed cost program eliminates the Company’s risk against claims occurring after June 30, 2006 and has resulted in lower workers’ compensation expense compared to the high deductible program.  The Company has continued to renew the guaranteed cost policy annually.  The Company continues to maintain an accrual for claims incurred prior to July 2006 under the high deductible program.  That accrual is based on both undeveloped reported claims and an estimate of claims incurred but not reported.  While the Company devotes substantial time and commitment to maintaining a safe work environment, the ultimate cost of workers’ compensation is highly dependent upon legal and legislative trends, the inflation rate of health care costs and the Company’s ability to manage claims.

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

Results of Operations

2008 Compared to 2007

Net income in 2008 decreased 15.5% to $24,667,000 compared to $29,207,000 during 2007.  Operating income decreased 10.8% to $40,319,000 in 2008 compared to $45,177,000 in 2007.

Sales from the Company’s 18 supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $479,117,000 in 2008 (a 53 week fiscal year).  This represents a decrease of 1.4% from 2007 (a 52 week fiscal year), when sales were $485,939,000.  Sales during 2008 were negatively impacted by economic conditions, increased competition in our trade area and increased fuel and food prices.  The extra week in 2008 compared to the prior year somewhat offset the decrease in sales.

The Company’s gross profit as a percent of sales was 38.5% in 2008 compared to 38.7% in 2007. In calculating gross profit, the Company deducts product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs in cost of sales.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 30.1% in 2008 compared to 29.4% in 2007.  The increase in SG&A expense as a percent of sales is primarily due to an increase in UFCW hourly wage rates effective early March 2008 in accordance with the current collective bargaining agreement.  To a lesser extent, SG&A expense was also impacted by hourly wage rate increases under collective bargaining agreements with unions other than the UFCW.  These increases were partially offset by lower SARs compensation expense in 2008 compared to the prior year.  During 2008, the Company recognized $1,823,000 of SARs compensation expense compared to $2,908,000 in 2007.

The Company contributes to several multi-employer union pension and health care plans.  Pension and health care payments are determined based on straight-time hours worked and the contribution rate as stipulated in the Company’s various collective bargaining agreements.  The Company recognized union pension expense of $5,065,000 in 2008 compared to $5,332,000 in 2007.  Union health care expense was $9,258,000 in 2008 compared to $9,788,000 in 2007.  Costs decreased due to a reduction in the average hourly contribution rate effective March 2007 as discussed above and in the number of hours eligible for contributions.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. (SFAS) 123(R) (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense based on the fair value of SARs.  SFAS 123(R) requires the Company to remeasure the fair value of SARs each reporting period until the award is settled.  Compensation expense must be recognized each reporting period for changes in fair value and vesting.  During 2008, the Company recognized $1,823,000 of SARs compensation expense due to an increase in the fair value of SARs at the time of exercise and the additional vesting of SARs.  During 2007, the Company recognized $2,908,000 of SARs compensation expense.  Compensation expense is recorded under SG&A expense on the Consolidated Statements of Operations and Comprehensive Income.  As of January 3, 2009, assuming no change in the SARs fair value, there was approximately $2,886,000 of total unrecognized compensation cost related to outstanding SARs which is expected to be recognized over a weighted average period of 4.7 years.  The total intrinsic value of SARs exercised during 2008 and 2007 was approximately $3,443,000 and $5,643,000, respectively.  Intrinsic value represents the amount by which the fair value of SARs on the date of exercise exceeds the grant price.

During 2008, the Company procured approximately 16% of its product through Unified, a grocery wholesale cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits and credit in order to purchase product from the cooperative.  As of January 3, 2009, the Company had approximately $1,676,000 on deposit with Unified, in addition to approximately $625,000 related to ownership of equity shares in Unified.  In 2008 and 2007, the Company recorded approximately $251,000 and $253,000, respectively, in patronage dividend income received in the form of cash and Unified equity shares as a reduction of cost of sales.

Interest and dividend income was $2,460,000 in 2008 compared to $3,340,000 for 2007 primarily due to lower interest rates in 2008 partially offset by increased average cash levels.  Due to the special cash dividend paid on December 8, 2008 totaling approximately $79,000,000, the Company anticipates a significant decrease in investment income in fiscal 2009.

SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that unrealized holding gains and losses from available-for-sale securities be included as a component of stockholders’ equity.  Unrealized gains on investments were $188,000 (net of income tax expense of $129,000) in 2008 compared to unrealized gains of $153,000 (net of income tax expense of $106,000) in 2007.

2007 Compared to 2006

Net income in 2007 increased 25.8% to $29,207,000 compared to $23,224,000 during 2006.  Operating income increased 23.2% to $45,177,000 in 2007 compared to $36,680,000 in 2006.

Sales from the Company’s 18 supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $485,939,000 in 2007.  This represents an increase of .7% from 2006, when sales were $482,737,000.  The Company experienced sales growth due to product pricing decisions (primarily due to product cost increases) partially offset by a decrease in customer count.  Sales during 2007 were influenced by increased competition in our trade area from new competitors entering our market.  In addition, the merger trend amongst our competitors resulted in larger companies that possess stronger market recognition.

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

Costs decreased due to a reduction in the average hourly contribution rate as discussed above and in the number of hours eligible for contributions.

For a discussion of workers’ compensation, general and auto liability and other types of insurance coverage, see the discussion under the heading “2008 Compared to 2007” presented above.

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

During 2007, the Company procured approximately 17% of its product through Unified, a grocery wholesale cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits and credit in order to purchase product from the cooperative.  As of December 29, 2007, the Company had approximately $1,659,000 on deposit with Unified, in addition to approximately $503,000 related to ownership of equity shares in Unified.  In 2007 and 2006, the Company recorded approximately $253,000 and $323,000, respectively, in patronage dividend income received in the form of cash and Unified equity shares as a reduction of cost of sales.

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

Liquidity and Capital Resources

The Company’s current cash position, including investments and net cash provided by operating activities, are the primary sources of funds available to meet the Company’s capital expenditure and liquidity requirements.  The Company’s cash position, including investments, at January 3, 2009 was $19,144,000.  The Company’s cash position was reduced by approximately $79,027,000 on December 8, 2008 when the Company paid a special cash dividend of twenty-five dollars ($25) per share on the Company’s Class A.  Cash not required for the immediate needs of the Company is temporarily invested in commercial paper and marketable securities.  Currently, all temporary investments are highly liquid.  The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.  The Mayfair store on Franklin Boulevard in Hollywood, California is currently being converted to the Gelson’s name and format as part of a major remodel which is expected to be completed by the spring of 2009.

The Company also has two revolving lines of credit totaling $23,000,000 available for standby letters of credit, funding operations and expansion.  There were no outstanding borrowings against either of the revolving lines as of January 3, 2009.  The Company currently maintains four standby letters of credit aggregating $9,569,000 pursuant to the Company’s lease requirements and general and auto liability and workers’ compensation self-insurance programs.  The standby letters of credit reduce the available borrowings under its revolving lines.

The Company’s working capital was $13,847,000 at January 3, 2009 compared to $70,154,000 at December 29, 2007.  The decrease is due to the payment of the special cash dividend as discussed above.  The Company believes that its current working capital, as well as future cash flow, is sufficient to meet its ongoing needs during fiscal 2009.  Net cash provided by operating activities during fiscal 2008 totaled $28,467,000.  Cash flows from operating activities resulted primarily from net income plus non-cash expenses and changes in working capital.

Net cash provided by investing activities was $5,288,000 in 2008.  Investing activities included the sale of investments of $35,556,000 primarily in anticipation of the special dividend partially offset by the purchase of investments earlier in the year of $25,130,000 and capital expenditures of $5,159,000.  Net cash used in financing activities consisted solely of dividends, both regular and special, paid during 2008 totaling $82,188,000.

The Company’s current ratio was 1.41 at January 3, 2009 compared to 2.63 at December 29, 2007.  The Company’s total liabilities to equity ratio increased to .95 at January 3, 2009 from .54 at December 29, 2007.  Both of these ratios were significantly impacted by the special dividend discussed above.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of January 3, 2009:

	Contractual Cash Obligations (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

7% Subordinated Income Debentures Due September 2014 Including Interest	$1,744	$86	$172	$172	$1,314

Operating Leases	130,994	10,828	20,336	18,935	80,895

Total Contractual Cash Obligations (1)	$132,738	$10,914	$20,508	$19,107	$82,209

	Other Commercial Commitments (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby Letters of Credit (2)	$9,569	$9,569	$0	$0	$0

(1)   Other Contractual Cash Obligations

The Company had the following other contractual cash obligations at January 3, 2009.  The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments is unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to general and auto liability claims and for all open years prior to July 1, 2006 for workers’ compensation.  The Company maintains stop-loss insurance coverage to limit its loss exposure on a per claim basis.  Effective July 1, 2006, the Company purchased a fully insured guaranteed cost workers’ compensation insurance policy for losses occurring after June 30, 2006.  This policy replaced the high deductible program for workers’ compensation.  Liabilities associated with the risks that are retained by the Company under the high deductible programs are estimated, in part, by considering historical claims experience and regression analysis. Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims.  The Company’s liability reserve for unpaid and incurred but not reported claims at January 3, 2009 was approximately $4,564,000.

Employment Agreement

The Company has an employment agreement (Employment Agreement) with a key executive officer that provides for annual retirement compensation for the remainder of his lifetime equal to 25% of his average base salary and bonus earned in the last three fiscal years prior to his retirement. The Company had accrued $2,122,000 under the terms of the employment agreement as of January 3, 2009.

Property, Plant and Equipment Purchases

As of January 3, 2009, management had authorized expenditures on incomplete projects for the purchase of property, plant and equipment which totaled approximately $1,823,000.  The Company has an ongoing program to remodel existing supermarkets and to add new stores.  During 2008, total capital expenditures were $5,159,000.

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

In April 2003, the Company announced a stock repurchase program, authorized by the Board of Directors, to purchase from time to time up to 100,000 shares of its Class A in the open market or in private transactions.  The timing, volume and price of purchases are at the discretion of the management of the Company.  In February 2006, the Company’s Board of Directors authorized the purchase of up to an additional 150,000 shares of Class A.  During 2006, the Company purchased 217,904 shares of Class A in unsolicited private transactions with unrelated parties for an aggregate purchase price of approximately $19,999,000.  The remaining number of shares authorized for purchase as of January 3, 2009 was 22,904.

During 2008 and 2007, the Company paid regular quarterly dividends of 25 cents per share of Class A for a total of approximately $3,161,000 in each year.  In addition, the Company paid a special cash dividend of twenty-five dollars ($25) per share on its outstanding Class A totaling approximately $79,027,000 on December 8, 2008 to stockholders of record at the close of business on November 20, 2008.

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

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements.  The adoption of SFAS 157 in the first quarter of 2008 did not have any impact on the Company’s consolidated financial statements.  In February 2008, the FASB issued FASB Staff Position No. (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” which is effective for specified fair value measures of nonfinancial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2008.  FSP FAS 157-2 is effective for the Company’s first quarter of 2009.  The Company is currently evaluating the impact, if any, that the implementation of these provisions may have on its consolidated financial statements.

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

A change in market prices exposes the Company to market risk related to its investments.  As of January 3, 2009, all investments were classified as available-for-sale securities and totaled $8,658,000.  A hypothetical 10% drop in the market value of these investments would result in a $866,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

Item 8.                                     Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements.

Item 9.                                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of January 3, 2009.  Based upon that evaluation, the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Management, with the participation of the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended January 3, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                             Other Information

None

PART III

Item 10.                               Directors and Executive Officers of the Registrant

Identification and Information Concerning Directors

Below is set forth certain information about each of the Company’s directors as of March 6, 2009.  Certain of this information has been supplied by the persons shown.

Name	Age	Principal Occupation (1) and Other Directorships	Director Since (2)	Term Expires
M. Mark Albert	46	Managing Director of TCW/Crescent Mezzanine, LLC (a mezzanine firm) since August 2006. Managing Director of Legacy Partners Group, LLC from February 2005 to July 2006. Partner of AV Advisory, LLC from July 2004 to February 2005. Managing Director of CIBC World Markets from March 2002 to June 2004.	2007	2011

Bernard Briskin	84	Chairman of the Board of Directors, President and Chief Executive Officer of the Company, and President and Chief Executive Officer of Arden-Mayfair and Mayfair Realty, both subsidiaries of the Company, and Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of AMG Holdings and Chairman of the Board and Chief Executive Officer of Gelson’s, both subsidiaries of Arden-Mayfair.	1970	2010

John G. Danhakl	52	Managing Partner, Leonard Green & Partners, L.P. (a private equity firm) since March 1995. Managing Director of Donaldson Lufkin Jenrette Securities Corporation from March 1990 to February 1995. Director of Leslie’s Poolmart, Inc., Horseshows in the Sun, Inc. (HITS), The Neiman Marcus Group, Inc., Petco Animal Supplies, Inc., Sagittarius Brands, Inc. and The Tire Rack, Inc.	1995	2010

Robert A. Davidow	66	Private Investor.	1993	2011

Kenneth A. Goldman	66	Attorney and Partner with Reed Smith LLP (a law firm) since January 2003, Attorney and Director with Crosby, Heafey, Roach & May, A Professional Corporation from September 2000 to December 2002. For more than five years prior thereto, Attorney and Principal of Sanders, Barnet, Goldman, Simons & Mosk, A Professional Corporation.	2001	2010

Steven Romick	45	Investment Advisor, Member of First Pacific Advisors, LLC (investment advisors).	2003	2009

(1)	Unless otherwise indicated, principal occupation or occupations shown have been such for a period of at least five years in the aggregate.

(2)	Date shown for term of service indicates commencement of service as a director of the Company or Arden-Mayfair.

Identification of Executive Officers

Below is set forth certain information about each of the executive officers of the Company as of March 6, 2009:

Name	Age	Position(s)

Bernard Briskin	84

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

Mr. Briskin served as Chairman of the Executive Committee of the Board of Directors of Arden-Mayfair until August 1978, when he was elected President and Chief Executive Officer of Arden-Mayfair.  In November 1978, Mr. Briskin was elected President and Chief Executive Officer of the Company, and in June 1994, he was elected Chairman of the Board of the Company.  Mr. Briskin serves in his current positions with the Company and its subsidiaries pursuant to an Employment Agreement which expires on January 1, 2011, although the term will be automatically extended for successive one year periods unless certain termination notices are given by either Mr. Briskin or the employers fifteen to eighteen months prior to the current expiration date.  See Item 11 -  Executive Compensation for further information.

Except for Mr. Briskin, who has an Employment Agreement, all officers serve at the pleasure of the Board of Directors.

Audit Committee and Financial Expert

The Board of Directors has an Audit Committee comprised of three outside directors.  During 2008, the following individuals served as members of the Audit Committee:

Steven Romick, Chairman

M. Mark Albert

Robert A. Davidow

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that directors and executive officers of the Company, as well as persons holding more than ten percent (10%) of a registered class of the Company’s equity securities, file with the SEC initial reports of the ownership and reports of changes of ownership of Class A and other equity securities of the Company.  Based solely on review of copies of such reports furnished to the Company and written representations that no other reports were required to be filed during the fiscal year ended January 3, 2009, all Section 16(a) filing requirements applicable to the Company’s executive officers, directors and greater than ten percent (10%) beneficial owners were complied with during such fiscal year.

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

Elements of the Company’s Compensation Program for Executives

The Company’s compensation packages for its named executives include elements of (1) a base salary; (2) a discretionary or formula bonus; (3) a Company contribution to the employee’s account in the Arden Group, Inc. 401(k) Plan; (4) a medical benefits program; (5) possible participation in the Company’s SARs program; and (6) other minor benefits.  No SARs were granted in 2008.

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

Effects of the Current Economic Climate

In determining employee bonuses for 2008 and salaries for 2009, the Compensation Committee also took into account the performance of the Company, including the effects of the current economic climate.    Although these factors were also used by the Compensation Committee in prior years in determining bonuses and salaries, the apparent severity of the economic recession heightened their importance.  The Compensation Committee did not consider the price of the Company’s stock, however, in making these determinations.  The Compensation Committee also communicated to management that these economic conditions, the Company’s performance and their effects on compensation should not result in the Company’s taking unusual risks that are not approved by the CEO or the Board of Directors.

Named Executive Officers’ Compensation

Bernard Briskin, Chairman of the Board of Directors, President and CEO of the Company has an Employment Agreement with the Company dating back to 1988.  The term of the Employment Agreement currently expires on January 1, 2011 and is automatically extended for successive periods of one fiscal year unless either the Company and its subsidiaries, who are parties to the Employment Agreement, or Mr. Briskin gives notice of termination no less than fifteen months and no more than eighteen months prior to the date upon which the then current term of the Employment Agreement will expire.

The Employment Agreement presently provides for base compensation which is adjusted each year based on the increase in the Consumer Price Index, subject to a maximum annual increase of 4%.  Mr. Briskin was entitled to an adjustment to his base compensation effective January 1, 2009; however, on account of current economic conditions, Mr. Briskin chose to voluntarily waive his right to an increase for 2009 only.  Consequently, Mr. Briskin’s base compensation for 2009 will be $669,290, the same as for 2008.  The Employment Agreement also provides for incentive formula based compensation in an amount equal to 2½% of the Company’s first

$2,000,000 of pre-tax profits (as defined in the Employment Agreement) plus 3½% of pre-tax profits in excess of $2,000,000.  In addition, it provides for participation in the Company’s medical plan, the use of a Company-owned car and an annual uninsured medical expense reimbursement of up to $200,000 for Mr. Briskin and his immediately family.  In 2008, Mr. Briskin’s overall compensation was $2,180,089 which included a base salary of $669,290 and incentive formula based compensation of $1,484,719.  Accordingly, 68% of Mr. Briskin’s overall compensation was primarily incentive based in 2008.  Mr. Briskin’s Employment Agreement also provides that at such time as his base salary and bonus cease to accrue under the Employment Agreement for any reason other than his breach of the Employment Agreement or termination of his employment for cause, the Company will thereafter pay him on a monthly basis in arrears, as long as he lives, an amount per annum equal to 25% of his average base salary and bonus earned in the last three full fiscal years prior to the cessation of his employment.  The Company would also continue to provide Mr. Briskin during his lifetime with health insurance benefits and an automobile allowance equivalent to that which the Company then grants to its senior executives and an annual uninsured medical expense reimbursement of up to $200,000 for Mr. Briskin and his immediate family.  At each time that modifications were made to Mr. Briskin’s Employment Agreement, the Company carefully evaluated the effects of Internal Revenue Code (IRC) Section 162(m). The terms of the Employment Agreement were subject to review during the 2003 fiscal year by the Compensation Committee of the Board of Directors.  During the review, discussions took place between Mr. Briskin and the Compensation Committee concerning amendments to certain provisions of the Employment Agreement, but no amendments other than as described in the following sentence have yet been effected.  In December 2008, the Employment Agreement was amended to bring it into compliance with IRC Section 409A which deals with non-qualified deferred compensation.  In addition, the Company is considering whether a further amendment to the Employment Agreement will be required in order to continue to satisfy the requirements for deduction of remuneration payable to Mr. Briskin in excess of $1,000,000 under IRC Section 162(m) in light of a change in position by, and related general public guidance from, the Internal Revenue Service with respect to certain performance based remuneration.

The Company’s other named executive officer, Ms. Laura J. Neumann, received total compensation of $207,808 in 2008, consisting of a base salary of $166,082, a bonus of $25,500, option awards in the form of SARs of $8,019 and other benefits amounting to $8,207.  The $8,019 of option awards compensation represents the expense recognized for financial statement reporting purposes with respect to fiscal 2008 for the change in fair value of SARs granted in fiscal 2007 and previous years in accordance with SFAS 123(R) (revised 2004), “Share-Based Payment,” and additional vesting. For information regarding valuation assumptions used, see Note 1 of Notes to Consolidated Financial Statements. This amount reflects compensation expense recorded in the Company’s financial statements for these awards which does not necessarily correspond to the actual value that will be realized by Ms. Neumann.  Ms. Neumann presently holds 3,500 units of SARs which were awarded to her in 2007.  No SARs were granted to Ms. Neumann during 2008.  Ms. Neumann exercised SARs covering 875 units in each of 2008, 2007 and 2006.

How Amounts and Formulas are Determined by the Company

Toward the end of each year, the Company’s CEO and certain executives recommend to the Compensation Committee bonuses for each named executive officer (other than the CEO of the

Company who is the only executive with an employment agreement) and other executives for the year then being completed and salaries for each for the upcoming year.  Those recommendations are then reviewed by the Compensation Committee of the Company’s Board of Directors.  In reviewing and finalizing bonuses and salary adjustments, the CEO and the Compensation Committee review individual performance and results, as well as the performance of the Company overall and, in this year, also took into account the existing economic conditions.

General

The following table sets forth the total annual and long-term compensation paid or accrued by the Company and its subsidiaries in connection with all businesses of the Company and its subsidiaries to or for the account of the CEO of the Company and the person acting in a similar capacity as the Principal Financial Officer during the past three fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (4)	Total ($)

Bernard Briskin, Chief	2008	669,290		(1)	0	1,484,719	26,080	2,180,089
Executive Officer	2007	647,282		(1)	0	1,737,772	26,877	2,411,931
	2006	635,837		(1)	0	1,398,088	48,591	2,082,516

Laura J. Neumann (2)	2008	166,082	25,500		8,019	0	8,207	207,808
	2007	141,450	30,000		65,060	0	18,347	254,857
	2006	136,620	25,000		75,647	0	21,120	258,387

(1)       The amount of Mr. Briskin’s bonus is determined under a formula based on the Company’s pre-tax profits and is shown under the Non-Equity Incentive Plan Compensation column of this chart.  Mr. Briskin’s Employment Agreement provides for an annual bonus equal to 2½ % of the Company’s first $2,000,000 of pre-tax profits (as defined in the Employment Agreement) plus 3½ % of pre-tax profits in excess of $2,000,000.

(2)       The Company has not had a Chief Financial Officer since July 1, 2005 and Ms. Neumann, Senior Director of Financial Reporting and Compliance, has acted in a similar capacity as the Principal Financial Officer of the Company since that date.

(3)       Option awards compensation represents the expense recognized for financial statement reporting purposes with respect to the past three fiscal years for the change in fair value of SARs granted in fiscal 2007 and previous years in accordance with SFAS 123(R) (revised 2004), “Shared-Based Payment.”  For information regarding valuation assumptions used, see Note 1 of Notes to Consolidated Financial Statements. This amount reflects the compensation expense recorded in the Company’s financial statements for these awards as a result of a change in the fair value of the SARs and additional vesting during fiscal 2008, 2007 and 2006, and does not necessarily correspond to the actual value that will be realized by the named executive officer.  Under SFAS 123(R), the measurement date for cash settled SARs is the date of settlement.  Accordingly, liabilities related to SARs are remeasured at the end of each reporting period until settlement.

(4)       The following table sets forth the components of  All Other Compensation included in the Summary Compensation Table:

		Medical			Pay in
		Expense	401(k)	Auto	Lieu of
	Year	Reimbursement	Plan (1)	Allowance	Vacation	Total

Bernard Briskin	2008	$7,301	$7,500	$11,279	$0	$26,080
	2007	8,129	12,000	6,748	0	26,877
	2006	24,010	17,600	6,981	0	48,591

Laura J. Neumann	2008	0	7,500	0	707	8,207
	2007	0	12,000	0	6,347	18,347
	2006	0	16,741	0	4,379	21,120

(1)         Represents Company discretionary contributions to the 401(k) Plan.

Employment Agreement and Payment Upon Termination

The compensation of Mr. Briskin, the CEO of the Company, is established under an Employment Agreement, as amended, which currently expires on January 1, 2011.  The Employment Agreement provides that, upon the expiration of the initial term on January 1, 2004, the term thereof is automatically extended for successive periods of one fiscal year unless either the Company and its subsidiaries or Mr. Briskin gives notice of termination not less than fifteen months and no more than eighteen months prior to the date upon which the then current term of the Employment Agreement will expire.  Pursuant to the terms of the Employment Agreement, Mr. Briskin’s base salary increases on January 1 of each year based upon increases in the Consumer Price Index subject to a maximum annual increase of 4%.  Mr. Briskin was entitled to an adjustment to his base compensation effective January 1, 2009; however, due to current economic conditions, Mr. Briskin chose to voluntarily waive his right to an increase for fiscal 2009 only.  His annual bonus is equal to 2½% of the Company’s first $2,000,000 of pre-tax profits (as defined in the Employment Agreement) plus 3½% of pre-tax profits in excess of $2,000,000.  The Employment Agreement provides for an annual uninsured medical expense reimbursement up to $200,000 for Mr. Briskin and his immediate family.  The terms of the Employment Agreement were subject to review during the 2003 fiscal year by the Compensation Committee of the Board of Directors.  During the review, discussions took place between Mr. Briskin and the Committee concerning amendments to certain provisions of the Employment Agreement, but no amendments other than as described in the following sentence have yet been effected.  In December 2008, the Employment Agreement was amended to bring it into compliance with IRC Section 409A which deals with non-qualified deferred compensation.

Mr. Briskin’s Employment Agreement provides that at such time as his base salary and bonus cease to accrue under the Employment Agreement for any reason other than his breach of the Employment Agreement or termination of his employment for cause, the Company will thereafter pay him on a monthly basis in arrears, as long as he lives, an amount per annum equal to 25% of his average base salary and bonus earned in the last three full fiscal years prior to the cessation of his employment.  The Company would also continue to provide Mr. Briskin during his lifetime with health insurance benefits, an automobile allowance equivalent to that which the Company then grants to its senior executives and an annual uninsured medical expense reimbursement of up to $200,000 for Mr. Briskin and his immediate family.  If the Company’s obligation to make these payments was triggered on January 2, 2009, the last business day of the Company’s fiscal year ended January 3, 2009, the Company would be obligated to pay Mr. Briskin monthly payments averaging $45,646 during his lifetime beginning on February 1, 2009 and to provide him with an automobile allowance which would be approximately $25,000 per year and health insurance benefits and uninsured medical expense reimbursements up to $200,000 per year for him and his immediate family.  For accrual purposes, it is assumed that the cost of the health insurance benefits and the uninsured medical expense reimbursement would aggregate $200,000 per year.

Stock Appreciation Rights

The Company has granted SARs covering shares of the Company’s Class A to non-employee directors and to certain officers and employees of the Company and its subsidiaries.  Each SAR entitles the holder to receive upon exercise thereof the excess of the fair market value of a share of Class A, as determined in accordance with the SARs agreement, on the date of exercise over the fair market value of such share on the date granted.  SARs granted prior to December 2007 vest 25% each year beginning at the end of the first year and expire five years from the date of grant.  SARs granted in December 2007 vest 25% each year beginning at the end of the third year and expire seven years from the date of grant.  No SARs were granted during fiscal 2008.

The following table provides information as to outstanding SARs held by named executive officers as of January 3, 2009:

Outstanding SAR Awards at 2008 Fiscal Year-End

Name	Number of Securities Underlying Unexercised SARs (#) Exercisable	Number of Securities Underlying Unexercised SARs (#) Unexercisable		SARs Exercise Price ($)	SARs Expiration Date

Laura J. Neumann (1)	0	3,500	(2)	146.44	12/5/2014

(1)           Acting in a similar capacity as the Principal Financial Officer.

(2)           These SARs vest 25% each year beginning on December 6, 2010.

The following table provides information on the exercise of SARs by the named executive officers in 2008:

SAR Exercises 2008

	SAR Awards
Name	Number of Shares Underlying SARs Exercised (#)	Value Realized on Exercise ($)

Laura J. Neumann (1)	875	55,125	(2)

(1)      Acting in a similar capacity as the Principal Financial Officer.

(2)     Difference between the fair market value of a share of Class A on the date of exercise and the fair market value on the date of grant.

Remuneration of Directors

The following table provides information as to non-employee director compensation for the year ended January 3, 2009:

Director Compensation for 2008

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)

M. Mark Albert	48,000	170,643	218,643
John G. Danhakl	47,000	197,846	244,846
Robert A. Davidow	57,000	334,420	391,420
Kenneth A. Goldman	28,000	197,846	225,846
Steven Romick	59,000	197,846	256,846

(1)                            As of January 3, 2009, each of the directors held SARs covering 7,000 shares of Class A, except Mr. Albert who held SARs covering 14,500 shares of Class A.  No SARs were granted to Directors during fiscal 2008.  Option awards compensation represents the expense recognized for financial statement reporting purposes with respect to fiscal 2008 for the fair value of SARs granted in fiscal 2007 and previous years in accordance with SFAS 123(R) (revised 2004), “Shared-Based Payment,” and additional vesting.  For information regarding valuation assumptions used, see Note 1 of Notes to Consolidated Financial Statements.  These amounts reflect the compensation expense recorded in the Company’s financial statements for these awards which does not necessarily correspond to the actual value that will be realized by the named directors.

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

Compensation Committee Interlocks and Insider Participation

The Board of Directors has a Compensation Committee.  In 2008, the Compensation Committee was comprised of the following directors, none of whom are or have been officers or employees of the Company:

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

Item 12.                                                       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of March 6, 2009 related to the stockholdings of persons known to the Company to be the beneficial owner of more than 5% of the Class A of the Company, its only outstanding class of equity securities:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class

Bernard Briskin Arden Group, Inc. 9595 Wilshire Boulevard, Suite 411 Beverly Hills, CA 90212	1,806,095	(2)(3)	57.1%

Royce & Associates, LLC 1414 Avenue of the Americas New York, NY 10019	173,700	(4)	5.5%

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

(4)           Based upon Schedule 13-G filed on January 23, 2009 with the SEC.

Security Ownership of Management

The following table shows the beneficial ownership of the Company’s Class A, its only outstanding class of equity securities, by each director, executive officer and by all directors and executive officers as a group as of March 6, 2009:

	Amount and
	Nature of Beneficial
Name of Beneficial Owner	Ownership (1)		Percent of Class
M. Mark Albert	0
Bernard Briskin	1,806,095	(2)	57.1%
John G. Danhakl	0
Robert A. Davidow	0
Kenneth A. Goldman	130,000	(3)	4.1%
Laura J. Neumann (4)	0
Steven Romick	0

All directors and executive officers as a group (7 persons)	1,936,095	(2)(3)	61.2%

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

(3)                                  Of these shares, 42,000 are held in trust by Mr. Goldman, as trustee, for the grandchildren of Mr. and Mrs. Briskin and 88,000 are held by limited partnerships, of which Mr. Goldman is one of the general partners and the limited partners are trusts of which the beneficiaries are members of Mr. and Mrs. Briskin’s family.

(4)                                  Ms. Neumann is Senior Director of Financial Reporting and Compliance and is included in the table on account of her acting in 2008 in a similar capacity as the Principal Financial Officer of the Company.

(5)                                  Equity Compensation Plan Information

The following table provides information related to the Company’s equity compensation plans as of January 3, 2009:

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

In 1998, the Company adopted a Stock Option Plan which was not submitted to security holders for approval and initially provided for the granting of stock options to key employees to purchase up to 35,000 shares of the Company’s Class A.  The Stock Option Plan was  amended in fiscal 2000 to increase the number of shares available thereunder to an aggregate of 70,000 shares.  The objective of the Stock Option Plan is to attract and retain quality personnel and to promote the success of the Company by providing employees the opportunity to share in its growth.  These options vest at 25% per year beginning at the end of the first year and expire five years from the date of grant.  The exercise price of stock options granted under the Stock Option Plan is equal to the fair market value of the Company’s Class A on the date of grant.  As of January 3, 2009, there were no stock options issued and outstanding.

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

Directors Independence

The Board of Directors has determined that M. Mark Albert, John G. Danhakl, Robert A. Davidow and Steven Romick are independent directors as defined in the listing standards for NASDAQ.  These directors constitute a majority of the members of the Board of Directors.  All of the directors who are members of the Audit Committee and Compensation Committee of the Board of Directors are independent in compliance with the independence standards applicable for members of those specific committees in the listing standards for NASDAQ.  In reaching the conclusion that Mr. Romick is independent, the Board of Directors considered the fact that he has an ownership interest in, and is an employee of, a limited liability company that is the investment advisor to a group of mutual funds, in one of which the Company had an investment.  The mutual fund in which the Company had invested is not one that was managed by Mr. Romick.  The Company’s investment was disposed of in December 2008.

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

Item 14.              Principal Accountant Fees and Services

Audit Fees

Audit fees include the aggregate fees billed for the audit of the Company’s annual consolidated financial statements and the reviews of each of the quarterly consolidated financial statements included in the Company’s Forms 10-Q.  The aggregate audit fees billed to the Company by Moss Adams LLP (Moss) were approximately $305,000 and $296,000 for 2008 and 2007, respectively.

Audit-Related Fees

Audit-related fees incurred in connection with the audit of the Company’s employee benefit plans by Moss totaled approximately $24,000 and $20,000 in 2008 and 2007, respectively.

Tax Fees

Fees billed by Moss for tax services in 2008 aggregated approximately $104,000, including $34,000 for tax return and compliance work and $70,000 for other projects.  Fees billed by Moss for tax services in 2007 aggregated approximately $53,000, including $32,000 for tax return and compliance work and $21,000 for other projects.

All Other Fees

Other than the fees for services described above, there were no additional fees billed by Moss in 2008 or 2007.

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

ARDEN GROUP, INC.

Date

By	/s/BERNARD BRISKIN	3/16/09

Bernard Briskin, Chairman of the Board,

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date

/s/BERNARD BRISKIN	3/16/09

Bernard Briskin, Director, Chairman of the Board, President and Chief Executive Officer

(Principal Executive Officer)

/s/LAURA J. NEUMANN	3/16/09
Laura J. Neumann, Senior Director of Financial Reporting and Compliance
(Principal Financial and Principal Accounting Officer)

/s/M. MARK ALBERT	3/16/09
M. Mark Albert, Director

/s/JOHN G. DANHAKL	3/16/09
John G. Danhakl, Director

/s/ROBERT A. DAVIDOW	3/16/09

Robert A. Davidow, Director

/s/KENNETH A. GOLDMAN	3/16/09
Kenneth A. Goldman, Director

/s/STEVEN ROMICK	3/16/09
Steven Romick, Director

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 3, 2009.  In making the assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of January 3, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of January 3, 2009 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears on page 46.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Arden Group, Inc. and Consolidated Subsidiaries

We have audited the accompanying consolidated balance sheets of Arden Group, Inc. and Consolidated Subsidiaries (the Company) as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended January 3, 2009. We also have audited the Company’s internal control over financial reporting as of January 3, 2009, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arden Group, Inc. and Consolidated Subsidiaries, as of January 3, 2009 and December 29, 2007, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended January 3, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Arden Group, Inc. and Consolidated Subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on criteria set forth by the COSO in Internal Control - Integrated Framework.

As discussed in Note 1 to the consolidated financial statements, effective the first day of its fiscal 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.”  As discussed in Note 1 to the consolidated financial statements, effective the first day of its fiscal 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.”

Moss Adams LLP

Los Angeles, California

March 13, 2009

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)	January 3, 2009	December 29, 2007
Assets

Current assets:
Cash and cash equivalents	$10,486	$58,919
Investments	8,658	19,933
Accounts receivable, net of allowance for doubtful accounts of $297 and $172 as of January 3, 2009 and December 29, 2007, respectively	5,271	5,967
Inventories, net	17,846	21,558
Deferred income taxes	2,586	3,916
Other current assets	3,137	2,856

Total current assets	47,984	113,149

Property, plant and equipment, net	43,792	44,853
Deferred income taxes	4,728	5,450
Other assets	3,306	3,237

Total assets	$99,810	$166,689

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$15,092	$20,367
Federal and state income taxes payable	195	803
Other current liabilities	18,850	21,825

Total current liabilities	34,137	42,995

Long-term debt	1,228	1,228
Deferred rent	6,298	6,144
Other liabilities	6,987	7,829

Total liabilities	48,650	58,196
Commitments and contingent liabilities (Notes 14 and 16)
Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 3,161,098 shares issued and outstanding as of January 3, 2009 and December 29, 2007, excluding 1,357,200 treasury shares	1,129	1,129
Capital surplus	5,378	5,378
Unrealized gain (loss) on investments, net of tax	9	(179)
Retained earnings	48,397	105,918
	54,913	112,246
Treasury stock, 1,357,200 shares at cost	(3,753)	(3,753)

Total stockholders’ equity	51,160	108,493

Total liabilities and stockholders’ equity	$99,810	$166,689

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	Fifty-Three	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
(In Thousands, Except Share and Per Share Data)	January 3, 2009	December 29, 2007	December 30, 2006
Sales	$479,117	$485,939	$482,737

Cost of sales	294,617	297,948	296,401

Gross profit	184,500	187,991	186,336

Selling, general and administrative expense	144,181	142,814	149,656

Operating income	40,319	45,177	36,680

Interest and dividend income	2,460	3,340	2,560

Other income (expense), net	(907)	64	2

Interest expense	(365)	(97)	(123)

Income before income taxes	41,507	48,484	39,119

Income tax provision	16,840	19,277	15,895

Net income	$24,667	$29,207	$23,224

Other comprehensive gain (loss), net of tax:

Unrealized gain (loss) from available-for-sale securities:

Net unrealized holding gain (loss) arising during the period	(428)	153	(38)

Reclassification adjustment for realized (gain) loss included in net income	616	0	(1)

Net unrealized gain (loss), net of income tax expense (benefit) of $129 for 2008, $106 for 2007 and ($28) for 2006	188	153	(39)

Comprehensive income	$24,855	$29,360	$23,185

Net income per common share:

Basic and diluted	$7.80	$9.24	$7.16

Weighted average common shares outstanding:

Basic and diluted	3,161,098	3,161,098	3,241,805

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Unrealized
					Gain (Loss)				Total
		Common Stock Class A		Capital	on	Retained	Treasury Stock		Stockholders’
(In Thousands, Except Share Data)		Shares	Amount	Surplus	Investments	Earnings	Shares	Amount	Equity

Balance, December 31, 2005		4,736,202	$1,184	$5,638	$(293)	$79,544	1,357,200	$(3,753)	$82,320

Purchase and retirement of common stock		(217,904)	(55)	(260)	0	(19,684)	0	0	(19,999)
Net unrealized loss		0	0	0	(39)	0	0	0	(39)
Dividends declared		0	0	0	0	(3,212)	0	0	(3,212)
Net income		0	0	0	0	23,224	0	0	23,224

Balance, December 30, 2006		4,518,298	1,129	5,378	(332)	79,872	1,357,200	(3,753)	82,294

Net unrealized gain		0	0	0	153	0	0	0	153
Dividends declared		0	0	0	0	(3,161)	0	0	(3,161)
Net income		0	0	0	0	29,207	0	0	29,207

Balance, December 29, 2007		4,518,298	1,129	5,378	(179)	105,918	1,357,200	(3,753)	108,493

Net unrealized gain		0	0	0	188	0	0	0	188
Dividends declared		0	0	0	0	(82,188)	0	0	(82,188)
Net income		0	0	0	0	24,667	0	0	24,667

Balance, January 3, 2009	.	4,518,298	$1,129	$5,378	$9	$48,397	1,357,200	$(3,753)	$51,160

The  accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fifty-Three	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
(In Thousands)	January 3, 2009	December 29, 2007	December 30, 2006
Cash flows from operating activities:
Cash received from customers	$479,578	$485,819	$482,645
Cash paid to suppliers and employees	(437,970)	(438,044)	(440,735)
Interest and dividends received	2,513	3,186	2,580
Interest paid	(109)	(99)	(125)
Income taxes paid	(15,545)	(20,660)	(17,645)

Net cash provided by operating activities	28,467	30,202	26,720

Cash flows from investing activities:
Capital expenditures	(5,159)	(3,824)	(4,868)
Purchases of investments	(25,130)	(945)	(827)
Sales of investments	35,556	2	2,751
Proceeds from the sale of property, plant and equipment	21	28	215

Net cash provided by (used in) investing activities	5,288	(4,739)	(2,729)

Cash flows from financing activities:
Purchase and retirement of Company stock	0	0	(19,999)
Principal payments under capital lease obligations	0	(225)	(221)
Cash dividends paid	(82,188)	(3,161)	(3,267)

Net cash used in financing activities	(82,188)	(3,386)	(23,487)

Net increase (decrease) in cash and cash equivalents	(48,433)	22,077	504

Cash and cash equivalents at beginning of year	58,919	36,842	36,338

Cash and cash equivalents at end of year	$10,486	$58,919	$36,842

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

	Fifty-Three	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$24,667	$29,207	$23,224

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,110	6,685	7,097
Provision for losses on accounts receivable	169	45	14
Deferred income taxes	1,923	798	(1,044)
Net (gain) loss from the disposal of property, plant and equipment	89	30	(191)
Realized (gain) loss on investments, net	907	(64)	(2)
Amortization of premium (discount) on investments	259	0	(6)
Stock appreciation rights compensation expense	1,823	2,908	3,671

Changes in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts and notes receivable	527	(263)	(49)
Inventories	3,712	(1,677)	(735)
Other current assets	(281)	28	(316)
Other assets	(69)	299	(148)

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	(9,148)	(4,621)	(2,859)
Federal and state income taxes payable	(608)	(2,411)	(705)
Deferred rent	154	74	274
Other liabilities	(1,767)	(836)	(1,505)

Net cash provided by operating activities	$28,467	$30,202	$26,720

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

Fiscal Year

The Company operates on a fiscal year ending on the Saturday closest to December 31.  Fiscal years for the consolidated financial statements included herein ended on January 3, 2009 (fiscal 2008 - 53 weeks), December 29, 2007 (fiscal 2007 - 52 weeks) and December 30, 2006 (fiscal 2006 - 52 weeks).

The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period financial statement presentation.

Cash and Cash Equivalents

The Consolidated Statements of Cash Flows classify changes in cash and cash equivalents (short-term, highly liquid investments readily convertible into cash with an original maturity at date of purchase of three months or less) according to operating, investing or financing activities.  The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions.

Investments

The Company invests in marketable securities including mutual funds and debt and equity securities. Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.  The Company reviews its investment portfolio on a quarterly basis to determine if market declines below book value may be other-than-temporary.  Any decline that is determined to be other-than-temporary is recorded as a loss on the Consolidated Statements of Operations and Comprehensive Income in accordance with Emerging Issues Task Force (EITF) No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Issues.”  All marketable securities are defined as available-for-sale investments under the provisions of Statement of Financial Accounting Standards No. (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities.”  As of January 3, 2009, the market value of the Company’s investments exceeded the investments’ book value.

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

Accounts Receivable

The Company monitors vendor receivables and extensions of credit on an ongoing basis and has not experienced significant losses related to its receivables.  At January 3, 2009, the Company believes that it did not have significant credit risk concentrations.  No customer or vendor represented greater than 3% of total accounts receivable.

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

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  Impairment is recognized when estimated future cash flows (undiscounted and before interest charges) are less than carrying value.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital.  If impairment analysis assumptions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur.  To the extent that an asset is impaired, the excess of the carrying amount of the asset over its estimated fair value is charged against earnings.  No impairments were recorded in 2008, 2007 or 2006.

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

Workers’ Compensation and General and Auto Liability Costs

In June 2003, the Company terminated its guaranteed cost workers’ compensation policy and purchased a high deductible workers’ compensation policy.  Accordingly, the Company was primarily self-insured for losses related to workers’ compensation for claims incurred prior to July 1, 2006, as well as general and auto liability claims.  The Company maintained stop-loss coverage to limit its loss exposure on a per claim basis and was insured for covered costs in excess of per claim limits.  Effective July 1, 2006, the Company purchased a one-year fully insured guaranteed cost workers’ compensation insurance policy at a favorable rate to replace the high deductible program.  Since then, the Company has continued to renew the workers’ compensation guaranteed cost policy annually.  The Company continues to maintain an accrual for claims incurred prior to July 2006 under the high deductible program which is based on both reported claims and an estimate of claims incurred but not reported.  The Company’s workers’ compensation and general and auto liability reserves for unpaid and incurred but not  reported  claims  at  January  3, 2009  and December  29, 2007  were  approximately $4,564,000 and $7,107,000, respectively.  While the ultimate amount of claims incurred are dependent on future developments, the recorded reserves reflect management’s best estimate of claims to be incurred.

Revenue Recognition

The Company recognizes revenue at the time of sale.  Discounts given to customers are recorded at the point of sale as a reduction of revenues.  The Company maintains a bad debt allowance for receivables from vendors and Gelson’s charge card users.  Valuation reserves are adjusted periodically based on historical recovery rates.  The Company records income from licensing arrangements, subleases, leases and finance charges as they are earned.   Income from all licensing arrangements, rental income and finance charges represents less than 1% of sales for all periods presented and, therefore, is not disclosed separately on the Consolidated Statements of Operations and Comprehensive Income.

Cost of Sales

Cost of sales includes product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Warehouse and transportation costs include receiving costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center and distribution system.  Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products.  Advertising costs, net of vendor reimbursements, are expensed as incurred and include the cost of the Gelson’s newsletter, newspaper ads and other print advertising.  Occupancy costs consist of rent, common area charges (where applicable), depreciation and utilities related to Gelson’s operations.  The following table summarizes warehouse, transportation, purchasing, net advertising and occupancy costs for 2008, 2007 and 2006.

(In Thousands)	2008	2007	2006
Warehouse and transportation	$7,046	$7,117	$6,882
Purchasing	3,008	2,964	2,835
Advertising	1,049	1,017	1,148
Occupancy	23,624	23,436	23,394
	$34,727	$34,534	$34,259

Fair Value Measurements

On the first day of fiscal 2008, the Company adopted SFAS 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements.  SFAS 157 defines fair value as the amount that would be received upon sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy which prioritizes the types of inputs to valuation techniques that companies may use to measure fair value.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1).  The next highest priority is given to inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly (Level 2).  The lowest priority is given to unobservable inputs in which there is little or no market data available and which require the reporting entity to develop its own assumptions (Level 3).  The fair value of the Company’s financial assets and liabilities measured on a recurring basis includes investments which appear under Assets on the Consolidated Balance Sheets.  The following table sets forth the fair value of investments as of January 3, 2009 including the input level used to determine fair value at the measurement date.

(In Thousands)	Level 1	Level 2	Level 3	Total
Investments	$5,077	$3,581	$0	$8,658

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

Stock Appreciation Rights

The Company has outstanding stock appreciation rights (SARs) that have been granted to non-employee directors and certain employees.  Each SAR entitles the holder to receive cash upon exercise equal to the excess of the fair market value of a share of the Company’s Class A Common Stock (Class A), as determined in accordance with the SARs agreement, on the date of exercise over the fair market value of such share on the date granted.  SARs granted prior to December 2007 vest 25% each year beginning at the end of the first year and expire five years from the date of grant.  SARs granted in December 2007 vest 25% each year beginning at the end of the third year and expire seven years from the date of grant.  No SARs were granted in 2008.

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

Effective January 1, 2006, the Company adopted SFAS 123(R) (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense based on the fair value of SARs.  The Company adopted SFAS 123(R) using the modified prospective transition method and, therefore, prior period results were not restated.  SFAS 123(R) requires the Company to remeasure the fair value of SARs each reporting period until the award is settled.  Compensation expense must be recognized each reporting period for changes in fair value and vesting.

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

The assumptions used in the Black-Scholes option-pricing model as of fiscal 2008 year end were as follows:

Dividend yield	.73%	-	.75%
Expected volatility	39.40%	-	40.12%
Risk-free interest rate	1.346%	-	1.740%
Expected average term	3.52	-	5.52 years

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

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements.  The adoption of SFAS 157 in the first quarter of 2008 did not have any impact on the Company’s consolidated financial statements.  In February 2008, the FASB issued FASB Staff Position No. (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” which is effective for specified fair value measures of nonfinancial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2008.  FSP FAS 157-2 is effective for the Company’s first quarter of 2009.  The Company is currently evaluating the impact, if any, that the implementation of these provisions may have on its consolidated financial statements.

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

2.                     Investments

Marketable securities are shown on the accompanying Consolidated Balance Sheets at their fair value.

		Unrealized
(In Thousands)	Cost	Gain (Loss)	Fair Value

As of January 3, 2009: Debentures	$8,643	$15	$8,658

As of December 29, 2007: Mutual funds	$20,235	$(302)	$19,933

All debt securities held as of January 3, 2009 have maturities of less than one year.  Realized net gains (losses) from the sale of investments was ($907,000), $0 and $1,000 in 2008, 2007 and 2006, respectively.  In addition, the Company recognized capital gain income from mutual funds of $0, $64,000 and $1,000 in 2008, 2007 and 2006, respectively.  Realized net gain (loss) from the sale of investments and capital gain income are included in other income (expense), net on the Consolidated Statements of Operations and Comprehensive Income.

3.                     Accounts Receivable, Net

	January 3,	December 29,
(In Thousands)	2009	2007

Accounts receivable, trade	$2,883	$3,351
Other accounts receivable	2,685	2,788
	5,568	6,139
Less: Allowance for doubtful accounts	(297)	(172)
	$5,271	$5,967

The provision for doubtful accounts in 2008, 2007 and 2006 was approximately $169,000, $45,000 and $14,000, respectively.

4.                     Inventories

Inventories valued by the LIFO method totaled $15,031,000 at January 3, 2009 and $17,937,000 at December 29, 2007.  Inventory balances would have been $6,025,000 and $5,340,000 higher at the end of 2008 and 2007, respectively, if they had been stated at the lower of FIFO cost or market.  The LIFO effect on net income was a decrease of approximately $406,000, $367,000 and $335,000 in 2008, 2007 and 2006, respectively.

5.                       Significant Supplier

During 2008, the Company procured approximately 16% of its product through Unified Western Grocers, Inc. (Unified), a grocery wholesale cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits and credit in order to purchase product from the cooperative.  As of January 3, 2009, the Company had approximately $1,676,000 on deposit with Unified in addition  to approximately $625,000 related to ownership of equity shares in Unified.  The deposit is recorded under other assets on the Consolidated Balance Sheets.  The minimum deposit requirement is satisfied through a combination of cash, credit and ownership of equity shares in Unified.

6.                     Property, Plant and Equipment

	January 3,	December 29,
(In Thousands)	2009	2007
Land	$8,633	$8,633
Buildings and improvements	9,837	9,693
Store fixtures and office equipment	46,270	44,821
Transportation equipment	4,134	3,920
Machinery and equipment	1,930	1,981
Leasehold improvements	50,875	48,668
Leasehold interests	4,538	4,538
Assets under construction	975	1,137
	127,192	123,391

Accumulated depreciation and amortization	(83,400)	(78,538)

	$43,792	$44,853

As of January 3, 2009, approximately $54,889,000 of property, plant and equipment (at cost) was fully depreciated and is still being used in operations.

7.                     Other Current Liabilities

	January 3,	December 29,
(In Thousands)	2009	2007
Employee compensated absences	$5,426	$5,245
Taxes (excluding income taxes)	3,080	3,154
Employee benefits	2,446	2,589
Payroll	1,355	1,371
Workers’ compensation	1,349	1,962
Dividends payable	790	790
Rent	742	738
Stock appreciation rights	108	2,653
Other	3,554	3,323
	$18,850	$21,825

8.                            Long-Term Debt

	Current		Non-Current
	January 3,	December 29,	January 3,	December 29,
(In Thousands)	2009	2007	2009	2007
7% Subordinated income debentures due
September 1, 2014	$0	$0	$1,228	$1,228

The Company has revolving lines of credit in the amount of $20,000,000 which expires in August 2010 and $3,000,000 which expires in October 2009.  Borrowings bear interest at the bank’s prime rate or at the adjusted London Interbank Offer Rate (LIBOR) plus a margin up to 1.2%.  At the end of 2008 and 2007, there were no amounts borrowed against either of the revolving lines of credit.  The Company currently maintains four standby letters of credit aggregating $9,569,000 in connection with lease and self-insurance requirements.  The standby letters of credit reduce the available borrowings under its revolving lines of credit.

Debentures: The indenture relating to the 7% Subordinated Income Debentures (7% Debentures), due September 1, 2014, provides for interest payable semi-annually on March 1 and September 1 to the extent that current annual net income is sufficient therefor, or at the discretion of the Company, out of available retained earnings.  All interest due and payable at January 3, 2009 was paid.  The 7% Debentures are recorded at face value which approximates its fair value.

9.                    Capital Stock

Class A Common Stock:  The Company is authorized to issue 10,000,000 shares of Class A, par value $.25 per share.  At January 3, 2009 and December 29, 2007, the number of shares issued were 4,518,298, including 1,357,200 treasury shares.  During 2006, the Company purchased and retired 217,904 shares of its Class A for an aggregate purchase price of approximately $19,999,000 in unsolicited private transactions with unrelated parties.  No shares were purchased during 2008 and 2007.  In March 2007, the Company announced a stock repurchase program, authorized by the Board of Directors, to purchase from time to time up to 200,000 shares of its Class A in the open market or in private transactions. This was in addition to the 22,904 shares remaining under prior repurchase authorizations.  The timing, volume and price of purchases are at the discretion of the management of the Company.

During 2008 and 2007, the Company paid regular quarterly dividends of 25 cents per share of Class A for a total of approximately $3,161,000 in each year.  In addition, on December 8, 2008, the Company paid a special cash dividend of twenty-five dollars ($25) per share on its outstanding Class A totaling approximately $79,027,000 to stockholders of record at the close of business on November 20, 2008.  On January 20, 2009, the Company paid a regular quarterly cash dividend of 25 cents per share of Class A, aggregating approximately $790,000, to stockholders of record on December 31, 2008.

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

	SARs
	Officers and		Non-Employee
	Employees		Directors
		Weighted		Weighted
	SARs	Average Price	SARs	Average Price

Outstanding as of 12/31/05	67,050	$56.72	60,000	$56.85

Exercised	21,650	$53.19	2,500	$28.00
Forfeited	1,750	$57.00	10,000	$78.43

Outstanding as of 12/30/06	43,650	$58.46	47,500	$53.83

Granted	72,000	$145.91	45,000	$140.79
Exercised	22,675	$54.97	35,000	$52.52
Forfeited	3,750	$86.22	0	$0.00

Outstanding as of 12/29/07	89,225	$128.75	57,500	$122.69

Granted	0	$0.00	0	$0.00
Exercised	17,100	$58.40	15,000	$68.09
Forfeited	0	$0.00	0	$0.00

Outstanding as of 1/3/09	72,125	$145.42	42,500	$141.96

Exercisable as of 1/3/09	500		0

The aggregate intrinsic value of fully vested SARs as of January 3, 2009 is approximately $35,000.

The following table summarizes information about the Company’s SARs outstanding at January 3, 2009:

		SARs Outstanding		SARs Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

SARs - Officers & Employees
$57.00	500	.5 years	$57.00	500	$57.00
$121.03	1,125	3.2 years	$121.03	0	$0.00
$146.44	70,500	5.9 years	$146.44	0	$0.00
	72,125	5.8 years	$145.42	500	$57.00

SARs - Non-Employee Directors
$121.03	7,500	3.2 years	$121.03	0	$0.00
$146.44	35,000	5.9 years	$146.44	0	$0.00
	42,500	5.4 years	$141.96	0	$0.00

SARs compensation expense is recorded under SG&A expense on the Consolidated Statements of Operations and Comprehensive Income.  Effective January 1, 2006, the Company adopted SFAS 123(R) (revised 2004), “Share-Based Payment,” using the modified prospective transition method, and therefore, prior period results were not restated.  As of January 1, 2006, the cumulative effect of adopting SFAS 123(R) resulted in the recognition of $288,000 in compensation expense.  SFAS 123(R) requires the Company to remeasure the fair value of SARs each reporting period until the award is settled.  Compensation expense must be recognized each reporting period for changes in fair value and vesting.  During 2006, the Company recorded $3,383,000 of compensation expense related to the increase in the fair value of SARs and additional vesting during the period, in addition to the $288,000 recorded as a result of the adoption of SFAS 123(R) as noted above.  The Company recognized $1,823,000 and $2,908,000 of SARs compensation expense in 2008 and 2007, respectively.

As of January 3, 2009, assuming no change in the SARs fair value, there was approximately $2,886,000 of total unrecognized compensation cost related to unvested SARs which is expected to be recognized over a weighted average period of 4.7 years.  The total intrinsic value of SARs exercised during 2008 was approximately $3,443,000.  Intrinsic value represents the amount by which the fair value of SARs exceeds the exercise price.

11.    Retirement Plans

The Company contributes to multi-employer union pension plans, administered by various trustees, which may be deemed to be defined benefit plans.  Contributions to these plans are based upon negotiated labor contracts.  Information relating to accumulated benefits and fund assets as they may be allocable to the participants at January 3, 2009, is not available to the Company.  The Company records pension expense for these plans as contributions are earned.  The Company’s total union pension expense for all plans for 2008, 2007 and 2006 amounted to $5,065,000, $5,332,000 and $6,801,000, respectively.

The Arden Group, Inc. 401(k) Retirement Savings Plan (401(k) Plan) covers all non-union employees of the Company and its subsidiaries who have attained the age of 18 and have completed the applicable service requirement, as well as retirees and employees who have terminated but remain participants in the 401(k) Plan.  On the first of the month following the completion of one month of service, the 401(k) Plan provides that, with certain limitations, a qualifying employee may elect to contribute up to 100% of such employee’s annual compensation to the 401(k) Plan up to a maximum of $15,500 in 2008 on a tax-deferred basis.  In addition, employees over the age of 50 may elect to make catch up contributions up to a maximum of $5,000 in 2008.  The Company made discretionary contributions to the 401(k) Plan of $716,000, $929,000 and $919,000 for 2008, 2007 and 2006, respectively.

The Company formerly maintained a noncontributory, trusteed Stock Bonus Plan which qualified as a profit sharing plan under Section 401(a) of the Internal Revenue Code of 1986, as amended.  Plan assets were invested in the Company’s Class A with excess cash invested in certain government-backed securities.  Legislation passed as part of the Pension Protection Act of 2006 required employers to allow participants who own employer securities the opportunity to diversify their assets.  As a result, the Stock Bonus Plan was merged into the 401(k) Plan effective March 2007.

An employment agreement with a key executive officer provides for annual post-employment compensation equal to 25% of his average base salary and bonus earned in the last three fiscal years prior to the cessation of his employment with the Company.  The officer is entitled to monthly payments during his lifetime beginning with the termination of his employment for any reason other than his breach of the employment agreement or termination for cause.  The Company has accrued its obligation under the terms of the employment agreement.  The Company decreased the accrual during 2008, 2007 and 2006 and recognized income of approximately $45,000, $44,000 and $536,000, respectively.  The decrease in the accrual is primarily due to a change in estimate based on the refining of the assumptions and underlying data, including the estimated payout term.  This accrual is recorded under other liabilities on the Consolidated Balance Sheets and totaled approximately $2,122,000 as of January 3, 2009.

12.    Multi-Employer Union Health Care Plans

The Company contributes to multi-employer union health care plans, administered by various trustees, in accordance with the provisions of various labor contracts.  Contributions to these plans are generally based on the number of straight-time hours worked.  The Company’s expense for these plans totaled $9,258,000, $9,789,000 and $15,231,000 for 2008, 2007 and 2006, respectively.  The majority of Gelson’s employees are members of the United Food & Commercial Workers International Union (UFCW).  The Company contributes to a multi-employer health and welfare trust fund on behalf of its employees who are members of the UFCW.  This fund was overfunded during 2007 contract negotiations.  Consequently, the employers negotiated a significant reduction in the average hourly contribution rates for health care which was expected to substantially reduce the overfunded status of the fund during the term of the new contract between the UFCW and the employers which expires March 6, 2011.  The Company’s health and welfare contribution rate was scheduled to increase effective with hours worked during March 2009 and after; however, the Company was recently notified by the Southern California United Food & Commercial Workers Unions and the Food Employers Joint Trust Funds (Trust) that the increase has been suspended for the six month period beginning March 2009 and ending August 2009.   The Trust will review the effective rate again in August 2009.  Except as discussed above, there were no employer withdrawals, shortfall contributions, maintenance of benefit clauses or other material changes that affected the comparability of employer and multi-employer contributions from year to year.

13.    Income Taxes

The composition of the federal and state income tax provision (benefit) is as follows:

(In Thousands)	2008	2007	2006
Current:
Federal	$11,550	$14,702	$13,455
State	3,239	3,671	3,513
Total current tax provision	14,789	18,373	16,968

Deferred:
Federal	1,652	540	(1,009)
State	399	364	(64)
Total deferred tax provision	2,051	904	(1,073)
Total income tax provision	$16,840	$19,277	$15,895

The Company’s deferred tax assets (liabilities) were attributable to the following:

	January 3,	December 29,
(In Thousands)	2009	2007
Deferred tax assets:
Deferred rent	$2,566	$2,504
Property, plant and equipment	1,582	1,489
Self-insured reserves	1,860	2,895
Accrued expenses	1,749	3,028
State income taxes	1,150	1,382
Accrued vacation	1,134	1,076
Other	771	538
Deferred tax assets	10,812	12,912

Deferred tax liabilities:
Deferred gain on debenture exchange	(2,372)	(2,533)
Other	(1,126)	(1,013)
Deferred tax liabilities	(3,498)	(3,546)
Deferred income taxes, net	$7,314	$9,366

Reconciliation of the statutory federal rate and effective rate is as follows:

(In Thousands, Except	2008		2007		2006
Percentage Amounts)	Amount	Rate	Amount	Rate	Amount	Rate
Federal tax at statutory rate	$14,527	35.0%	$16,969	35.0%	$13,691	35.0%
State income taxes, net of federal tax benefit	2,385	5.8%	2,786	5.7%	2,248	5.7%
Other	(72)	(.2)%	(478)	(.9)%	(44)	(.1)%
	$16,840	40.6%	$19,277	39.8%	$15,895	40.6%

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” on the first day of its 2007 fiscal year.  The implementation of FIN 48 did not result in a material adjustment to the Company’s liability for unrecognized income tax benefits.  As of January 3, 2009 and December 29, 2007, the Company had approximately $6,000 and $23,000, respectively, of unrecognized tax benefits, all of which would impact our effective tax rate if recognized.  The Company does not believe that the unrecognized tax benefit will change significantly within the 2009 fiscal year.  The following table reconciles the amount recorded for unrecognized tax benefits for the year ended January 3, 2009:

(In Thousands)
Unrecognized tax benefits – beginning of year	$23
Decrease due to lapse of statute of limitations	(17)
Unrecognized tax benefits – end of year	$6

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and SG&A expense, respectively, in the Consolidated Statements of Operations and Comprehensive Income.  A reversal of interest recognized in prior periods of $2,000 was recorded in 2008.  No interest was recognized during 2007.  No penalties were recognized during 2008 or 2007.  As of January 3, 2009 and December 29, 2007, the Company had approximately $82,000 and $84,000 accrued for interest, respectively, and no accrual for penalties at the end of either period.  The interest accrual is net of the applicable federal and state tax savings which would result if the interest were paid out.

The Company files income tax returns in the U.S. federal jurisdiction and the California state jurisdiction.  The Company is no longer subject to federal and state tax examinations for years before 2005 and 2004, respectively.

14.    Leases

The principal kinds of property leased by the Company and its subsidiaries are supermarket land and buildings.  The most significant obligations assumed under the lease terms, other than rental payments, are the upkeep of the facilities, utilities, insurance and property taxes.  Most supermarket leases contain contingent rental provisions based on sales volume and have renewal options.  The Company’s decision to exercise renewal options is primarily dependent on the level of business conducted at the location and the profitability thereof.

All leases and subleases with an initial term greater than one year are accounted for under SFAS 13, “Accounting for Leases.”  These leases are classified as either capital leases, operating leases or subleases, as appropriate.

Assets Under Capital Leases:  Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease.  Contingent rentals associated with capital leases in 2008, 2007 and 2006 were $0, $231,000 and $242,000, respectively, and accordingly have been charged to expense as incurred.  There were no capital leases outstanding as of January 3, 2009 or December 29, 2007.

Operating Leases and Subleases:  In addition to capital leases, the Company is obligated under operating leases, primarily for land and buildings, which expire at various dates through 2027.  Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at January 3, 2009 are as follows:

		Deduct	Net
		Sublease	Rental
(In Thousands)	Commitments	Rentals	Commitments
2009	$10,828	$679	$10,149
2010	10,507	684	9,823
2011	9,829	709	9,120
2012	9,669	544	9,125
2013	9,266	78	9,188
Thereafter	80,895	23	80,872

	$130,994	$2,717	$128,277

Rent expense under operating leases was as follows:

(In Thousands)	2008	2007	2006
Minimum rent	$11,324	$10,900	$10,600

Contingent rent	1,356	1,122	907

	12,680	12,022	11,507

Sublease rentals	(2,110)	(1,963)	(1,824)

	$10,570	$10,059	$9,683

15.    Related Party Transactions

A director of the Company is a partner of a law firm which performs legal services for the Company.

16.    Commitments and Contingent Liabilities

The Company has an employment agreement with a key executive officer and shareholder which currently expires on January 1, 2011.  In addition to a base salary, the agreement provides for a bonus based on pre-tax earnings.  No maximum compensation limit exists.  Total salary and bonus expensed in 2008, 2007 and 2006 was approximately $2,154,000, $2,385,000 and $2,034,000, respectively.  The unpaid bonus at year end is recorded under accounts payable, trade on the Consolidated Balance Sheets.  The officer is entitled to monthly payments during his lifetime beginning with the termination of his employment for any reason other than his breach of the employment agreement or termination for cause.  The Company has accrued its obligation under the terms of the employment agreement as discussed in Note 11.

The Company is primarily self-insured for losses related to general and auto liability claims and, for events occurring prior to July 1, 2006, for workers’ compensation as well.  The Company purchased a fully insured guaranteed cost workers’ compensation insurance policy for losses occurring after June 30, 2006.  This policy replaced the high deductible program for workers’ compensation and is currently effective through June 30, 2009.  For claims prior to July 1, 2006, the Company maintains stop-loss coverage to limit its loss exposure on a per claim basis. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis. Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred are dependent on future developments, the reserve represents the Company’s best estimate of future payments related to claims.  The Company’s liability reserve for unpaid claims and incurred but not reported claims at January 3, 2009 and December 29, 2007 was approximately $4,564,000 and $7,107,000, respectively, and is recorded under other current liabilities and other liabilities on the Consolidated Balance Sheets.

As of January 3, 2009, management had authorized expenditures on incomplete projects for the construction and purchase of property, plant and equipment which totaled approximately $1,823,000.

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

The Company or its subsidiaries are defendants in a number of cases currently in litigation, being vigorously defended, in which the complainants seek monetary damages.  As of March 13, 2009, no estimate of potential liability, if any, is possible. Based upon current information, management, after consultation with legal counsel defending the Company’s interests in the cases, believes the ultimate disposition thereof will not have a material effect upon either the Company’s consolidated financial position, results of operations or cash flows.

17.    Selected Quarterly Financial Data (Unaudited)

(In Thousands, Except Per Share Data)

				Basic and Diluted
		Gross	Net	Net Income
Quarter	Sales	Profit	Income	Per Share (1)
2007

First	$120,430	$47,188	$6,466	$2.05
Second	119,823	46,514	6,501	2.05
Third	119,433	46,700	8,884	2.81
Fourth	126,253	47,589	7,356	2.33

2008

First	$118,816	$45,547	$6,529	$2.07
Second	116,616	44,925	6,614	2.09
Third	114,156	43,457	4,114	1.30
Fourth	129,529	50,571	7,410	2.34

(1)	Earnings per share is calculated using the weighted average outstanding shares for the quarter. The fourth quarter of 2008 was a 14 week quarter compared to 13 weeks in the fourth quarter of 2007.

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

10.4*	Third Amendment to Employment Agreement as of December 31, 2008, by and between Arden Group, Inc., Arden-Mayfair, Inc., AMG Holdings, Inc. and Gelson’s Markets and Bernard Briskin.

10.5

Form of Indemnification Agreement between the Registrant and the Directors and certain officers, filed as Exhibit 10.13 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 29, 1990 and incorporated herein by reference.

10.6*	Phantom Stock Plan of Arden Group, Inc., filed as Exhibit 10.11 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended January 2, 1999 and incorporated herein by reference.

10.7*

Arden Group, Inc., Non-Officer and Non-Director Stock Option Plan filed as Exhibit 10.15 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 28, 2002 and incorporated herein by reference.

10.8*	Form of Stock Option Plan Agreement filed as Exhibit 10.15.1 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 28, 2002 and incorporated herein by reference.

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

10.11*

Form of Non-Employee Director Phantom Stock Unit Agreement with each of M. Mark Albert, John G. Danhakl, Robert A. Davidow, Kenneth A. Goldman and Steven Romick dated December 6, 2007, filed as Exhibit 10.10 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended December 29, 2007 and incorporated herein by reference.

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