Form 10-Q
period 2009-04-04
ARDEN GROUP INC
filed 2009-05-08
CIK 225051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                              Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes ☐   No☒

The number of shares outstanding of the registrant’s class of common stock as of May 8, 2009 was:

3,161,098 shares of Class A Common Stock

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)	April 4, 2009	January 3, 2009

Assets
Current assets:
Cash and cash equivalents	$19,506	$10,486
Investments	9,126	8,658
Accounts receivable, net of allowance for doubtful accounts, of $311 and $297 as of April 4, 2009 and January 3, 2009, respectively	4,935	5,271
Inventories, net	15,970	17,846
Deferred income taxes	2,589	2,586
Other current assets	3,240	3,137

Total current assets	55,366	47,984

Property, plant and equipment, net	43,620	43,792
Deferred income taxes	4,728	4,728
Other assets	3,291	3,306

Total assets	$107,005	$99,810

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$14,386	$14,714
Federal and state income taxes payable	3,975	195
Other current liabilities	18,566	19,228

Total current liabilities	36,927	34,137

Long-term debt	1,228	1,228
Deferred rent	6,271	6,298
Other liabilities	6,380	6,987

Total liabilities	50,806	48,650

Commitments and contingent liabilities (Note 5)

Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 3,161,098 shares issued and outstanding as of April 4, 2009 and January 3, 2009 excluding 1,357,200 treasury shares	1,129	1,129
Capital surplus	5,378	5,378
Unrealized gain on investments, net of tax	5	9
Retained earnings	53,440	48,397

	59,952	54,913
Treasury stock, 1,357,200 shares at cost	(3,753)	(3,753)

Total stockholders’ equity	56,199	51,160

Total liabilities and stockholders’ equity	$107,005	$99,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Thirteen Weeks Ended
(In Thousands, Except Share and Per Share Data)	April 4, 2009	March 29, 2008

Sales	$108,847	$118,816
Cost of sales	66,000	73,269
Gross profit	42,847	45,547
Selling, general and administrative expense	33,077	35,126
Operating income	9,770	10,421
Interest and dividend income	103	619
Interest expense	(30)	(23)
Income before income taxes	9,843	11,017
Income tax provision	4,010	4,488

Net income	$5,833	$6,529

Other comprehensive gain (loss), net of tax:

Net unrealized holding gain (loss) from available-for-sale securities, net of income tax expense (benefit) of ($3) and $95 for 2009 and 2008, respectively	(4)	138

Comprehensive income	$5,829	$6,667

Basic and diluted net income per common share	$1.85	$2.07
Basic and diluted weighted average common shares outstanding	3,161,098	3,161,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirteen Weeks Ended
(In Thousands)	April 4, 2009	March 29, 2008

Cash flows from operating activities:
Cash received from customers	$109,104	$119,268
Cash paid to suppliers and employees	(97,438)	(107,679)
Interest and dividends received	156	576
Interest paid	(43)	(42)
Income taxes paid	(230)	(900)

Net cash provided by operating activities	11,549	11,223

Cash flows from investing activities:
Capital expenditures	(1,251)	(1,785)
Purchases of investments	(4,083)	(5,238)
Sales of investments	3,577	0
Proceeds from the sale of property, plant and equipment	18	0

Net cash used in investing activities	(1,739)	(7,023)

Cash flows from financing activities:
Cash dividends paid	(790)	(790)

Net cash used in financing activities	(790)	(790)

Net increase in cash and cash equivalents	9,020	3,410

Cash and cash equivalents at beginning of period	10,486	58,919

Cash and cash equivalents at end of period	$19,506	$62,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Thirteen Weeks Ended
(In Thousands)	April 4, 2009	March 29, 2008

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$5,833	$6,529

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,395	1,512
Provision for losses on accounts receivable	24	0
Deferred income taxes	0	487
Net loss from the disposal of property, plant and equipment	10	4
Amortization of premium on investments	31	2
Stock appreciation rights compensation expense (income)	(192)	98

Change in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts receivable	312	410
Inventories	1,876	4,280
Other current assets	(103)	(48)
Other assets	15	(38)

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	(1,047)	(4,657)
Federal and state income taxes payable	3,780	3,101
Deferred rent	(27)	25
Other liabilities	(358)	(482)

Net cash provided by operating activities	$11,549	$11,223

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

The accompanying condensed consolidated financial statements for the thirteen weeks ended April 4, 2009 and March 29, 2008 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles in the United States (GAAP) for interim financial information.  These financial statements have not been audited by an independent registered public accounting firm but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) regulations.  Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2008 Annual Report on Form 10-K.  The results of operations for the thirteen week period ended April 4, 2009 are not necessarily indicative of the results to be expected for the full year ending January 2, 2010.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period financial statement presentation.

Revenue Recognition

The Company recognizes revenue at the time of sale.  Revenue is recorded net of sales tax.  Discounts given to customers are recorded at the point of sale as a reduction of revenue.  The Company maintains a bad debt allowance for receivables from vendors and Gelson’s Markets (Gelson’s) charge card users.  Valuation reserves are adjusted periodically based on historical recovery rates.  The Company records income from licensing arrangements, subleases, leases and finance charges as they are earned.  Income from all licensing arrangements, rental income and finance charges represents less than 1% of sales for all periods presented and, therefore, is not disclosed separately on the Condensed Consolidated Statements of Operations and Comprehensive Income.

Gelson’s sells gift cards (and previously gift certificates) to its customers in its retail stores.  The gift cards and certificates do not have an expiration date and Gelson’s does not charge an administrative fee on unused gift cards.  The Company records unredeemed gift cards and certificates under Accounts Payable, Trade on its Condensed Consolidated Balance Sheets.  In the past, the Company has recognized revenue from gift cards and certificates only when they were redeemed by its customers.  Beginning in the first quarter of 2009, the Company began recording revenue when the likelihood of the gift cards and certificates being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards and certificates to relevant jurisdictions (gift card breakage).  The Company determined the appropriate gift card breakage rate based on an analysis of historical redemption patterns.  As a result of this analysis, the Company determined that the likelihood of Gelson’s gift cards and certificates being redeemed beyond three years from the date of issuance is remote.  During the first quarter of 2009, the Company recorded $454,000 of revenue related to gift card breakage of which $432,000 was related to prior years.  Gift card breakage is included in Sales on the Condensed Consolidated Statements of Operations and Comprehensive Income.

Cost of Sales

Cost of sales includes product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Warehouse and transportation costs include receiving costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center and distribution system.  Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products.  Advertising costs, net of vendor reimbursements, are expensed as incurred and include the cost of Gelson’s print advertising.  Occupancy costs consist of rent, common area charges (where applicable), depreciation and utilities related to Gelson’s operations.  The following table summarizes warehouse, transportation, purchasing, advertising, net of vendor reimbursements, and occupancy costs for the first quarter of 2009 and 2008.

	Thirteen Weeks Ended
(In Thousands)	April 4, 2009	March 29, 2008

Warehouse and transportation	$1,749	$1,634
Purchasing	732	749
Advertising	202	251
Occupancy	5,751	5,668
	$8,434	$8,302

Fair Value Measurements

On the first day of fiscal 2008, the Company adopted Statement of Financial Accounting Standards No. (SFAS) 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements.  SFAS 157 defines fair value as the amount that would be received upon sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy which prioritizes the types of inputs to valuation techniques that companies may use to measure fair value.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1).  The next highest priority is given to inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly (Level 2).  The lowest priority is given to unobservable inputs in which there is little or no market data available and which require the reporting entity to develop its own assumptions (Level 3).  The fair value of the Company’s financial assets and liabilities measured on a recurring basis includes investments which appear under Assets on the Condensed Consolidated Balance Sheets.  The following table sets forth the fair value of investments as of April 4, 2009 including the input level used to determine fair value at the measurement date.

(In Thousands)	Level 1	Level 2	Level 3	Total

Investments	$6,122	$3,004	$0	$9,126

Vendor Allowances

The Company receives a variety of allowances from its vendors whose products are sold in Gelson’s stores.  Typically, the vendors are paying the Company to promote their products.  The promotion may be a temporary price reduction, a feature in a print advertisement or newsletter, or placement of the vendor’s product in a preferred location in a store.  The promotions are typically two to three weeks long and are recognized when earned.

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

2.                   Multi-Employer Pension and Health Care Plans

The Company contributes to several multi-employer union pension and health care plans, administered by various trustees, in accordance with the provisions of various labor contracts.  Pension and health care costs are generally based on the number of straight-time hours worked and the contribution rate per hour as stipulated in the Company’s various collective bargaining agreements.  Union pension and health care plan expense totaled approximately $3,444,000 and $3,530,000 in the first quarter of 2009 and 2008, respectively.  The majority of the Company’s employees are members of the United Food & Commercial Workers International Union (UFCW).  The Company’s health and welfare contribution rate for hours worked by its employees who are members of the UFCW was scheduled to increase effective with hours worked during March 2009 and after; however, the Company was notified during March 2009 by the Southern California United Food & Commercial Workers Unions and the Food Employers Joint Trust Funds (Trust) that the increase has been suspended for the six month period beginning March 2009 and ending August 2009.  The Trust will review the contribution rate again in August 2009.

The Arden Group, Inc. 401(k) Retirement Savings Plan (Plan) covers all nonunion employees of the Company and its subsidiaries who have attained the age of 18 and have completed the applicable service requirement.  The Plan provides that, with certain limitations, an employee with at least one month of service may elect to contribute up to 100% of such employee’s annual compensation to the Plan up to a maximum of $16,500 in 2009 on a tax-deferred basis, in addition to catch up contributions up to a maximum of $5,500 for employees over the age of 50.  Employees are eligible to participate in the Company’s discretionary contributions beginning on January 1 or July 1 following the completion of one year of service.  The Company accrued approximately $268,000 and $278,000 towards this benefit for the first quarter of 2009 and 2008, respectively.

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

The fair value of each SAR is estimated on the date of grant and, subsequently, at the end of each reporting period using the Black-Scholes option-pricing model which relies on the use of various highly subjective assumptions.  The assumptions used in the Black-Scholes option-pricing model for the first quarter ended April 4, 2009 were as follows:

Dividend yield	.87%	-	.89%
Expected volatility	41.51%	-	44.91%
Risk-free interest rate	1.390%	-	1.623%
Expected average term	3.52	-	5.52	years

SARs compensation expense must be recognized each reporting period for changes in fair value and vesting.  During the first quarter of 2009, the Company reversed $192,000 of compensation expense recognized in prior periods due to a reduction in the fair value of SARs during the period partially offset by additional vesting.  The Company recognized $98,000 of SARs compensation expense during the same period of 2008.  SARs compensation expense is recorded in Selling, General and Administrative (SG&A) Expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.  No SAR units were exercised during the first quarter of 2009.  As of April 4, 2009, assuming no forfeitures or change in the SARs fair value, there was $1,819,000 of total unrecognized compensation cost related to SARs which is expected to be recognized over a weighted average period of approximately 4.5 years.  As of April 4, 2009, there were 114,625 SARs units outstanding.

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

6.                   Recent Accounting Standards

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” which is effective for specified fair value measures of nonfinancial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2008.  FSP FAS 157-2 was effective for the Company’s first quarter of 2009.  The adoption of FSP FAS 157-2 in the first quarter of 2009 did not have any impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009.  FSP FAS 157-4 is effective for the Company’s second quarter of 2009.  The adoption of FSP FAS 157-4 in the second quarter of 2009 is not expected to have an impact on the Company’s consolidated financial statements.

7.                   Subsequent Events

On April 20, 2009, the Company paid a regular quarterly cash dividend of $0.25 per share on Class A Common Stock totaling $790,000 to stockholders of record on March 31, 2009.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company.  Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, other parts of this report and other Company filings are forward-looking statements.  These statements discuss, among other things, future sales, operating results and financial condition.  Such statements may be identified by such words as “anticipate,” “expect,” “may,” “believe,” “could,” “estimate,” “project,” and similar words or phrases.  Forward-looking statements reflect the Company’s current plans and expectations regarding important risk factors and are based on information currently known to the Company.  The Company cautions readers that any forward-looking statements contained in this report or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended January 3, 2009.  The risks described in the Company’s Annual Report on Form 10-K are not the only risks it faces.  Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material could also have an adverse effect on the Company’s future sales, operating results or financial position.  The Company does not undertake any obligation to update forward-looking statements.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities.  Management has established accounting policies that they believe are appropriate in order to reflect the accurate reporting of the Company’s operating results, financial position and cash flows.  The Company applies these accounting policies in a consistent manner.  Management bases their estimates on historical experience, current and expected economic conditions and various other factors that management believes to be reasonable under the circumstances.  These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  The Company reevaluates these significant factors and makes adjustments where facts and circumstances dictate.  Future events and their effects cannot be determined with absolute certainty, and therefore actual results may differ from estimates.  As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009, management considers its policies on accounting for inventories, impairment of long-lived assets, insurance reserves, cost of sales, vendor allowances and share-based compensation to be the most critical in the preparation of the Company’s financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

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

Labor and other related payroll costs are the second largest expense (after product cost) incurred by Gelson’s, and thus is a financial measure which is carefully monitored by management.  As of fiscal 2008 year end, Gelson’s had approximately 1,324 full-time and 967 part-time store, warehouse and office employees.  The majority of Gelson’s employees are members of the UFCW.  The Company’s current contract with the UFCW expires March 6, 2011.  The agreement that the three major retailers in our trade area reached with the UFCW provides for hourly wage rates based on job classification and experience that, in some cases, are less than those agreed to by Gelson’s.  This could affect our ability to compete with grocery retailers whose hourly rates are less than our own.  In addition, annual increases in wages provided under our contract will negatively impact the Company’s profitability unless it is able to offset the increased expense through a combination of sales growth, increased gross margin, management of labor hours, decreased labor turnover and cost savings in other areas.  Current economic conditions make it difficult to achieve significant sales growth and increased profit margins.

The Company contributes to a multi-employer health care and pension plan trust on behalf of its employees who are members of the UFCW.  All employers who participate in a multi-employer plan are required to contribute at the same hourly rate based on straight time hours worked in order to fund the plan.  The Company’s health and welfare contribution rate was scheduled to increase effective with hours worked during March 2009 and after; however, the Company was recently notified by the Trust that the increase has been suspended for the six month period beginning March 2009 and ending August 2009.  The Trust will review the contribution rate again in August 2009.

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

Results of Operations

First Quarter Analysis

Same store sales from the Company’s 18 supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges were $108,847,000 during the first quarter of 2009.  This represents a decrease of 8.4% from the first quarter of 2008, when sales were $118,816,000.  Sales during 2009 were negatively impacted by economic conditions and increased competition in our trade area.  In addition, the first quarter of 2008 included sales from Easter which did not occur until the second quarter in 2009. The Company recorded $454,000 of revenue related to gift card breakage during the first quarter of 2009 of which $432,000 was related to prior periods.  The decrease in sales during the first quarter of 2009 compared to the same period of the prior year would have been slightly greater if not for the revenue from gift card breakage.  See Note 1 under Notes to Condensed Consolidated Financial Statements for further information regarding gift cards and certificates.

The Company’s gross profit as a percent of sales was 39.4% in the first quarter of 2009 compared to 38.3% in the same period of 2008.  The increase in gross profit as a percent of sales reflects a reduction in costs and gift card breakage income as discussed above.  As there are no product costs associated with gift card breakage, 100% of the income flows through to gross profit. In calculating gross profit, the Company deducts product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 30.4% in the first quarter of 2009 compared to 29.6% in the same period of the prior year.  The increase in SG&A expense as a percent of sales is primarily due to an increase in UFCW hourly wage rates effective early March 2008 and 2009 in accordance with the current collective bargaining agreement.  To a lesser extent, SG&A expense was also impacted by hourly wage rate increases under collective bargaining agreements with unions other than the UFCW.  These increases were partially offset by lower SARs compensation expense in the first quarter of 2009 compared to the prior year.  During the first quarter of 2009, the Company reversed $192,000 of SARs compensation expense recognized in prior periods due to a reduction in the fair value of SARs during the period partially offset by additional vesting.  The Company recognized $98,000 of SARs compensation expense during the same period of 2008.

Interest and dividend income was $103,000 in the first quarter of 2009 compared to $619,000 for the same period in 2008.  The decrease is partially due to significantly lower interest rates as a result of the current financial crisis.  In addition, the Company’s cash available for investment was significantly lower during the first quarter of 2009 compared to the same period of the prior year due to a special cash dividend paid on December 8, 2008 totaling approximately $79,000,000.

CAPITAL EXPENDITURES/LIQUIDITY

The Company’s current cash position, including investments and net cash provided by operating activities, are the primary sources of funds available to meet the Company’s capital expenditure and liquidity requirements.  The Company’s cash position, including investments, at the end of the first quarter of 2009 was $28,632,000.  The Company’s cash position was reduced by approximately $79,000,000 on December 8, 2008 when the Company paid its special cash dividend of twenty-five dollars ($25) per share on the Company’s Class A Common Stock.  During the thirteen weeks ended April 4, 2009, the Company generated $11,549,000 of cash from operating activities compared to $11,223,000 in the same period of 2008.

Cash not required for the immediate needs of the Company is temporarily invested in U.S. Treasury Bills, commercial paper and marketable securities.  Since the financial crisis began, the Company has shifted its investments, as they matured, primarily into U.S. Treasury Bills and agency notes.  The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.  The Company recently completed the conversion of its remaining Mayfair store to the Gelson’s name and format as part of a major remodel.  All of the Company’s 18 stores are now operated under the Gelson’s name.

The Company also has two revolving lines of credit totaling $23,000,000 available for standby letters of credit, funding operations and expansion.  There were no outstanding borrowings against either of the revolving lines as of April 4, 2009.  The Company currently maintains four standby letters of credit aggregating $9,569,000 pursuant to the Company’s lease requirements and general and auto liability and workers’ compensation self-insurance programs.  The standby letters of credit reduce the available borrowings under its revolving lines.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of April 4, 2009:

	Contractual Cash Obligations (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

7% Subordinated Income Debentures Due September 2014 Including Interest	$1,701	$86	$172	$172	$1,271

Operating Leases	128,422	10,696	20,148	18,695	78,883

Total Contractual Cash Obligations (1)	$130,123	$10,782	$20,320	$18,867	$80,154

	Other Commercial Commitments (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby Letters of Credit (2)	$9,569	$9,569	$0	$0	$0

(1)         Other Contractual Obligations

The Company had the following other contractual cash obligations at April 4, 2009.  The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments are unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to general and auto liability claims and for all open years prior to July 1, 2006 for workers’ compensation.  The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis.  Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis.  Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims.  The Company’s workers’ compensation and liability insurance reserves for reported claims and an estimate of claims incurred but not reported at April 4, 2009 totaled $4,516,000.  For workers’ compensation claims incurred after June 30, 2006, the Company is fully insured under guaranteed cost insurance policies.

Employment Agreement

The Company has an employment agreement with a key executive officer that provides for annual retirement compensation for the remainder of his lifetime equal to 25% of his average base salary and bonus earned in the last three fiscal years prior to the cessation of his employment plus certain other benefits.  The Company had accrued $2,091,000 under the terms of the employment agreement as of April 4, 2009.

Property, Plant and Equipment Purchases

As of April 4, 2009, management had authorized expenditures on incomplete projects for the purchase of property, plant and equipment which totaled approximately $1,244,000.  The Company has an ongoing program to remodel existing supermarkets and to add new stores.  During the first quarter of 2009, capital expenditures were $1,251,000.

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

On April 20, 2009, the Company paid a regular quarterly cash dividend of $0.25 per share of Class A Common Stock totaling approximately $790,000 to stockholders of record on March 31, 2009.

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

A change in market prices exposes the Company to market risk related to its investments.  As of April 4, 2009, all investments were classified as available-for-sale securities and totaled $9,126,000.  A hypothetical 10% drop in the market value of these investments would result in a $913,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

The Company has employed what it believes to be a conservative investment strategy, investing only in highly rated companies.  As a result of the current economic climate, the Company has shifted its investments, as they mature, primarily into U.S. Treasury Bills and agency notes.

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

Management, with the participation of the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.  Based on that evaluation, management, the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended April 4, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.

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

ARDEN GROUP, INC.
Registrant

Date:	May 8, 2009	/s/LAURA J. NEUMANN
Laura J. Neumann
Senior Director of Financial
Reporting and Compliance
(Authorized Signatory)