Form 10-Q
period 2009-07-04
ARDEN GROUP INC
filed 2009-08-12
CIK 225051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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

The number of shares outstanding of the registrant’s class of common stock as of August 7, 2009 was:

3,161,098 shares of Class A Common Stock

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)	July 4, 2009	January 3, 2009

Assets
Current assets:
Cash and cash equivalents	$7,958	$10,486
Investments	23,097	8,658
Accounts receivable, net of allowance for doubtful accounts, of $308 and $297 as of July 4, 2009 and January 3, 2009, respectively	6,183	5,271
Inventories, net	14,646	17,846
Deferred income taxes	2,596	2,586
Other current assets	2,128	3,137

Total current assets	56,608	47,984

Property, plant and equipment, net	42,858	43,792
Deferred income taxes	4,728	4,728
Other assets	3,289	3,306

Total assets	$107,483	$99,810

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$13,746	$14,714
Federal and state income taxes payable	0	195
Other current liabilities	19,245	19,228

Total current liabilities	32,991	34,137

Long-term debt	1,228	1,228
Deferred rent	6,248	6,298
Other liabilities	6,946	6,987

Total liabilities	47,413	48,650

Commitments and contingent liabilities (Note 5)

Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 3,161,098 shares issued and outstanding as of July 4, 2009 and January 3, 2009 excluding 1,357,200 treasury shares	1,129	1,129
Capital surplus	5,378	5,378
Unrealized gain (loss) on investments, net of tax	(5)	9
Retained earnings	57,321	48,397
	63,823	54,913
Treasury stock, 1,357,200 shares at cost	(3,753)	(3,753)

Total stockholders’ equity	60,070	51,160

Total liabilities and stockholders’ equity	$107,483	$99,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In Thousands, Except Share and Per Share Data)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Sales	$107,851	$116,616	$216,698	$235,432
Cost of sales	66,490	71,691	132,490	144,960
Gross profit	41,361	44,925	84,208	90,472
Selling, general and administrative expenses	33,516	34,333	66,593	69,459
Operating income	7,845	10,592	17,615	21,013
Interest and dividend income	162	704	265	1,323
Interest expense	(122)	(134)	(152)	(157)
Income before income taxes	7,885	11,162	17,728	22,179
Income tax provision	3,214	4,548	7,224	9,036

Net income	$4,671	$6,614	$10,504	$13,143

Other comprehensive loss, net of tax:

Net unrealized holding loss from available-for-sale securities, net of income tax benefit of $7 and $10 for 2009 and $99 and $4 for 2008, respectively	(10)	(145)	(14)	(7)

Comprehensive income	$4,661	$6,469	$10,490	$13,136

Basic and diluted net income per common share	$1.48	$2.09	$3.32	$4.16
Basic and diluted weighted average common shares outstanding	3,161,098	3,161,098	3,161,098	3,161,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twenty-Six Weeks Ended
(In Thousands)	July 4, 2009	June 28, 2008

Cash flows from operating activities:
Cash received from customers	$216,832	$236,125
Cash paid to suppliers and employees	(193,028)	(211,218)
Interest and dividends received	40	1,079
Interest paid	(43)	(67)
Income taxes paid	(8,320)	(10,315)

Net cash provided by operating activities	15,481	15,604

Cash flows from investing activities:
Capital expenditures	(1,882)	(3,408)
Purchases of investments	(21,171)	(24,741)
Sales of investments	6,577	0
Proceeds from the sale of property, plant and equipment	47	11

Net cash used in investing activities	(16,429)	(28,138)

Cash flows from financing activities:
Cash dividends paid	(1,580)	(1,580)

Net cash used in financing activities	(1,580)	(1,580)

Net decrease in cash and cash equivalents	(2,528)	(14,114)

Cash and cash equivalents at beginning of period	10,486	58,919

Cash and cash equivalents at end of period	$7,958	$44,805

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Twenty-Six Weeks Ended
(In Thousands)	July 4, 2009	June 28, 2008

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$10,504	$13,143

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,766	3,020
Provision for losses on account receivable	76	50
Deferred income taxes	0	544
Net loss from the disposal of property, plant and equipment	3	21
Amortization of premium on investments	131	90
Stock appreciation rights compensation expense (income)	421	(189)

Change in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts receivable	(87)	451
Inventories	3,200	5,641
Other current assets	1,009	732
Other assets	17	(13)

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	(1,049)	(4,980)
Federal and state income taxes payable	(1,096)	(1,823)
Deferred rent	(50)	48
Other liabilities	(364)	(1,131)

Net cash provided by operating activities	$15,481	$15,604

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

The accompanying condensed consolidated financial statements for the thirteen and twenty-six weeks ended July 4, 2009 and June 28, 2008 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles in the United States (GAAP) for interim financial information.  These financial statements have not been audited by an independent registered public accounting firm but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) regulations.  Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2008 Annual Report on Form 10-K.  The results of operations for the six month period ended July 4, 2009 are not necessarily indicative of the results to be expected for the full year ending January 2, 2010.  Management has evaluated subsequent events for recognition and disclosure in this Form 10-Q through the time of filing with the SEC on August 12, 2009.

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

Gelson’s sells gift cards (and previously gift certificates) to its customers in its retail stores.  The gift cards and certificates do not have an expiration date and Gelson’s does not charge an administrative fee on unused gift cards.  The Company records unredeemed gift cards and certificates under Accounts Payable, Trade on its Condensed Consolidated Balance Sheets.  In the past, the Company has recognized revenue from gift cards and certificates only when they were redeemed by its customers.  Beginning in the first quarter of 2009, the Company began recording revenue when the likelihood of the gift cards and certificates being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards and certificates to relevant jurisdictions (gift card breakage).  The Company determined the appropriate gift card breakage rate based on an analysis of historical redemption patterns.  As a result of this analysis, the Company determined that the likelihood of Gelson’s gift cards and certificates being redeemed beyond three years from the date of issuance is remote.  During the first half of 2009, the Company recorded $469,000 of revenue related to gift card breakage of which $432,000 was related to prior years and was recorded in the first quarter of 2009.  Gift card breakage is included in Sales on the Condensed Consolidated Statements of Operations and Comprehensive Income.

Cost of Sales

Cost of sales includes product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Warehouse and transportation costs include receiving costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center and distribution system.  Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products.  Advertising costs, net of vendor reimbursements, are expensed as incurred and include the cost of Gelson’s print advertising.  Occupancy costs consist of rent, common area charges (where applicable), depreciation and utilities related to Gelson’s operations.  The following table summarizes warehouse, transportation, purchasing, advertising, net of vendor reimbursements, and occupancy costs for the thirteen and twenty-six weeks ended July 4, 2009 and June 28, 2008.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Warehouse and Transportation	$1,711	$1,673	$3,460	$3,307
Purchasing	687	745	1,419	1,494
Advertising	253	182	455	433
Occupancy	5,615	5,787	11,366	11,455
	$8,266	$8,387	$16,700	$16,689

Fair Value Measurements

On the first day of fiscal 2008, the Company adopted Statement of Financial Accounting Standards No. (SFAS) 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements.  SFAS 157 defines fair value as the amount that would be received upon sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy which prioritizes the types of inputs to valuation techniques that companies may use to measure fair value.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1).  The next highest priority is given to inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly (Level 2).  The lowest priority is given to unobservable inputs in which there is little or no market data available and which require the reporting entity to develop its own assumptions (Level 3).  The fair value of the Company’s financial assets and liabilities measured on a recurring basis includes investments which appear under Assets on the Condensed Consolidated Balance Sheets.  The following table sets forth the fair value of investments as of July 4, 2009 including the input level used to determine fair value at the measurement date.

(In Thousands)	Level 1	Level 2	Level 3	Total

Investments	$23,097	$0	$0	$23,097

Vendor Allowances

The Company receives a variety of allowances from its vendors whose products are sold in Gelson’s stores.  Typically, the vendors are paying the Company to promote their products.  The promotion may be a temporary price reduction, a feature in a print advertisement or newsletter, or placement of the vendor’s product in a preferred location in a store.  The promotions are typically two to four weeks long and are recognized when earned.

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

2.       Multi-Employer Pension and Health Care Plans

The Company contributes to several multi-employer union pension and health care plans, administered by various trustees, in accordance with the provisions of various labor contracts.  Pension and health care costs are generally based on the number of straight-time hours worked and the contribution rate per hour as stipulated in the Company’s various collective bargaining agreements.  Union pension and health care plan expense totaled approximately $3,414,000 and $3,601,000 in the second quarter of 2009 and 2008, respectively.  Contributions were approximately $6,858,000 for the first half of 2009 compared to $7,131,000 in the same period of the prior year.  The majority of the Company’s employees are members of the United Food & Commercial Workers International Union (UFCW).  The Company’s health and welfare contribution rate for hours worked by its employees who are members of the UFCW was scheduled to increase effective with hours worked during March 2009 and after; however, the Company was notified during March 2009 by the Southern California United Food & Commercial Workers Unions and the Food Employers Joint Trust Funds (Trust) that the increase has been suspended for the six-month period beginning March 2009 and ending August 2009.  The Trust will review the contribution rate again in August 2009.

The Arden Group, Inc. 401(k) Retirement Savings Plan (Plan) covers all nonunion employees of the Company and its subsidiaries who have attained the age of 18 and have completed the applicable service requirement.  The Plan provides that, with certain limitations, an employee with at least one month of service may elect to contribute up to 100% of such employee’s annual compensation to the Plan up to a maximum of $16,500 in 2009 on a tax-deferred basis, in addition to catch up contributions up to a maximum of $5,500 for employees over the age of 50.  Employees are eligible to participate in the Company’s discretionary contributions beginning on January 1 or July 1 following the completion of one year of service.  The Company accrued approximately $259,000 and $237,000 towards this benefit for the second quarter of 2009 and 2008, respectively.  The Company accrued $527,000 and $515,000 during the first six months of 2009 and 2008, respectively.

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

The fair value of each SAR is estimated on the date of grant and, subsequently, at the end of each reporting period using the Black-Scholes option-pricing model which relies on the use of various highly subjective assumptions.  The assumptions used in the Black-Scholes option-pricing model for the second quarter ended July 4, 2009 were as follows:

Dividend yield	.725%	-	.746%
Expected volatility	40.317%	-	43.117%
Risk-free interest rate	1.342%	-	2.093%
Expected average term	5.19	-	5.52 years

SARs compensation expense must be recognized each reporting period for changes in fair value and vesting.  The Company recognized $613,000 of SARs compensation expense during the second quarter of 2009 reflecting an increase in the fair value of SARs during the quarter and additional vesting.  During the same period of 2008, the Company reversed $287,000 of SARs compensation expense recognized in prior periods due to a reduction in the fair value of SARs during the period partially offset by additional vesting.  On a year-to-date basis, the Company recognized expense of $421,000 for the first half of 2009 compared to a reversal of SARs compensation expense of $189,000 during the same period of 2008.  SARs compensation expense is recorded in Selling, General and Administrative (SG&A) Expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.  During the second quarter of 2009, 500 SAR units were exercised with an intrinsic value of $33,822.  Intrinsic value represents the amount by which the fair value of SARs on the date of exercise exceeds the base price.  As of July 4, 2009, assuming no forfeitures or change in the SARs fair value, there was $2,305,000 of total unrecognized compensation cost related to SARs which is expected to be recognized over a weighted average period of approximately 4.2 years.  As of July 4, 2009, there were 114,125 SARs units outstanding.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009.  FSP FAS 157-4 was effective for the Company’s second quarter of 2009.  The adoption of FSP FAS 157-4 in the second quarter of 2009 did not have any impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events.”  SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  SFAS 165 was effective for interim or annual financial periods ended after June 15, 2009.  The adoption of SFAS 165 did not have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (ASC).  The ASC will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of SFAS 168, the ASC will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the ASC will become nonauthoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  SFAS 168 is not expected to have a material impact on the Company’s consolidated financial statements.

7.       Subsequent Events

On July 20, 2009, the Company paid a regular quarterly cash dividend of $0.25 per share on Class A Common Stock totaling approximately $790,000 to stockholders of record on June 30, 2009.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities.  Management has established accounting policies that they believe are appropriate in order to reflect the accurate reporting of the Company’s operating results, financial position and cash flows.  The Company applies these accounting policies in a consistent manner.  Management bases its estimates on historical experience, current and expected economic conditions and various other factors that management believes to be reasonable under the circumstances.  These estimates and assumptions form the basis for making judgments about various aspects of the Company’s business, including the carrying values of assets and liabilities that are not readily apparent from other sources.  The Company reevaluates these significant factors and makes adjustments where facts and circumstances dictate.  Future events and their effects cannot be determined with absolute certainty, and therefore actual results may differ from estimates.  As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009, management considers its policies on accounting for inventories, impairment of long-lived assets, insurance reserves, cost of sales, vendor allowances and share-based compensation to be the most critical in the preparation of the Company’s financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

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

The Company’s management focuses on a number of performance indicators in evaluating financial condition and results of operations.  Same store sales, gross profit and labor costs are some of the key factors that management considers.  Both sales and gross profit are significantly influenced by competition in our trade area.  Gelson’s faces competition from regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson’s), stores specializing in natural and organic foods, specialty and gourmet markets and grocery departments in mass merchandise and club stores.  The recent downturn in economic conditions has led to even greater competition in the grocery industry.  In an economy in which consumers are increasingly motivated by price, our competitors have aggressively increased marketing activities including price reductions.  To remain competitive, the Company has initiated new marketing programs including special pricing of selected items in an effort to retain customers and attract new clientele.

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

The Company contributes to a multi-employer health care and pension plan trust on behalf of its employees who are members of the UFCW.  All employers who participate in a multi-employer plan are required to contribute at the same hourly rate based on straight-time hours worked in order to fund the plan.  The Company’s health and welfare contribution rate was scheduled to increase effective with hours worked during March 2009 and after; however, the Company was notified by the Trust, in the first quarter, that the increase has been suspended for the six-month period beginning March 2009 and ending August 2009.  The Trust will review the contribution rate again in August 2009.

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

In the past, the Company’s quarterly results have reflected fluctuations in operating income as a result of adjustments recorded to reflect the change in the fair value of SARs that have been granted to non-employee directors and certain employees.  Each SAR entitles the holder to receive cash upon exercise equal to the excess of the fair market value of a share of the Company’s Class A Common Stock, as determined in accordance with the SARs agreement, on the date of exercise over the fair market value of such share on the date granted.  Fluctuations in the market price of the Company’s Class A Common Stock from the end of the previous period impact the recognition or reversal of SARs compensation expense in the period being reported upon.  Since the Company cannot predict future fluctuations in the market price of its stock, it also cannot forecast future SARs compensation expense adjustments and the extent to which operating income will be impacted.  Volatility in the stock market makes this harder than ever to predict.

Results of Operations

Second Quarter Analysis

Same store sales from the Company’s 18 supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $107,851,000 during the second quarter of 2009.  This represents a decrease of 7.5% from the second quarter of 2008, when sales were $116,616,000.  Sales during 2009 were negatively impacted by economic conditions and increased competition in our trade area.  Sales in the second quarter of 2009 also include sales from Easter and the Fourth of July.  In comparison, Easter sales were included in the first quarter of 2008 and Fourth of July sales occurred predominately in the third quarter of 2008.  Consequently, the decrease in sales in the second quarter of 2009 compared to the same period of the prior year would have been greater if these holiday sales had occurred in the same quarter in fiscal 2009 and 2008.

The Company’s gross profit as a percent of sales was 38.4% in the second quarter of 2009 compared to 38.5% in the same period of 2008.  In calculating gross profit, the Company deducts product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 31.1% in the second quarter of 2009 compared to 29.4% in the same period of the prior year.  The increase in SG&A expense as a percent of sales is primarily due to an increase in SARs compensation expense in the second quarter of 2009 compared to the same period of the prior year.  During the second quarter of 2009, the Company recognized $613,000 of SARs compensation expense due to an increase in the fair value of SARs during the quarter and the additional vesting of SARs.  During the same period of 2008, the Company reversed $287,000 of SARs compensation expense recognized in prior periods.  SG&A expense as a percent of sales is also higher due to an increase in UFCW hourly wage rates effective early March 2008 and 2009 in accordance with the current collective bargaining agreement.  To a lesser extent, SG&A expense was also impacted by hourly wage rate increases under collective bargaining agreements with unions other than the UFCW.  Finally, as sales decrease, SG&A expense as a percent of sales increases to some degree as certain of the Company’s costs are fixed and do not decrease proportionately with a decline in revenues.

Interest and dividend income was $162,000 in the second quarter of 2009 compared to $704,000 for the same period in 2008.  The decrease is partially due to significantly lower interest rates as a result of the current financial crisis.  In addition, the Company’s cash available for investment was significantly lower during the second quarter of 2009 compared to the same period of the prior year due to a special cash dividend paid on December 8, 2008 totaling approximately $79,027,000.

Year-To-Date Analysis

Same store sales from the Company’s 18 supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $216,698,000 during the first half of 2009.  This represents a decrease of 8.0% from the same period of the prior year, when sales were $235,432,000.  Sales during 2009 were negatively impacted by economic conditions and increased competition in our trade area.  The Company recorded $469,000 of revenue related to gift card breakage during the first half of 2009 of which $432,000 was related to prior periods as a result of the change in accounting for gift cards and certificates as described in Note 1.  The decrease in sales during the first half of 2009 compared to the same period of the prior year would have been slightly greater if not for the revenue from gift card breakage.

The Company’s gross profit as a percent of sales was 38.9% in the first six months of 2009 compared to 38.4% in the same period of 2008.  The increase in gross profit as a percent of sales reflects a reduction in costs and gift card breakage income as discussed above.  As there are no product costs associated with gift card breakage, 100% of the income flows through to gross profit.  In calculating gross profit, the Company deducts product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 30.7% in the first six months of 2009 compared to 29.5% in the same period of 2008.  The increase in SG&A expense as a percent of sales is primarily due to an increase in the UFCW hourly wage rates effective early March 2008 and 2009 in accordance with the current collective bargaining agreement.  To a lesser extent, SG&A expense was also impacted by hourly wage rate increases under collective bargaining agreements with unions other than the UFCW.  SARs compensation expense also increased during the first half of 2009 compared to the same period of the prior year.  During the first half of 2009, the Company recorded SARs compensation expense of $421,000 due to an increase in the fair value of SARs since the end of fiscal 2008 and the additional vesting of SARs.  During the same period of 2008, the Company reversed $189,000 of SARs compensation expense recognized in prior periods.  Finally, as sales decrease, SG&A expense as a percent of sales increases to some degree as certain of the Company’s costs are fixed and do not decrease proportionately with a decline in revenues.

Interest and dividend income was $265,000 in the first six months of 2009 compared to $1,323,000 for the same period in 2008.  The decrease is partially due to significantly lower interest rates as a result of the current financial crisis.  In addition, the Company’s cash available for investment was significantly lower during the first half of 2009 compared to the same period of the prior year due to a special cash dividend paid on December 8, 2008 totaling approximately $79,027,000.

CAPITAL EXPENDITURES/LIQUIDITY

The Company’s current cash position, including investments and net cash provided by operating activities, are the primary sources of funds available to meet the Company’s capital expenditure and liquidity requirements.  The Company’s cash position, including investments, at the end of the second quarter of 2009 was $31,055,000.  The Company’s cash position was reduced by approximately $79,027,000 on December 8, 2008 when the Company paid its special cash dividend of twenty-five dollars ($25) per share on the Company’s Class A Common Stock.  During the twenty-six weeks ended July 4, 2009, the Company generated $15,481,000 of cash from operating activities compared to $15,604,000 in the same period of 2008.  The decrease in net cash provided by operating activities reflects the decrease in sales volume substantially offset by a reduction in inventory.

Cash not required for the immediate needs of the Company is temporarily invested in U.S. Treasuries, certificates of deposit, commercial paper and corporate and government bonds.  The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.  The Company recently completed the conversion of its last remaining Mayfair store to the Gelson’s name and format as part of a major remodel.  All of the Company’s 18 stores are now operated under the Gelson’s name.

The Company also has two revolving lines of credit totaling $23,000,000 available for standby letters of credit, funding operations and expansion.  There were no outstanding borrowings against either of the revolving lines as of July 4, 2009.  The Company currently maintains four standby letters of credit aggregating $8,769,000 pursuant to the Company’s lease requirements and general and auto liability and workers’ compensation self-insurance programs.  The standby letters of credit reduce the available borrowings under its revolving lines.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of July 4, 2009:

	Contractual Cash Obligations (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

7% Subordinated Income Debentures Due September 2014 Including Interest	$1,701	$86	$172	$172	$1,271

Operating Leases	126,789	10,867	20,687	18,307	76,928

Total Contractual Cash Obligations (1)	$128,490	$10,953	$20,859	$18,479	$78,199

	Other Commercial Commitments (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby Letters of Credit (2)	$8,769	$8,769	$0	$0	$0

(1)          Other Contractual Obligations

The Company had the following other contractual cash obligations at July 4, 2009.  The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments are unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to general and auto liability claims and for all open years prior to July 1, 2006 for workers’ compensation.  The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis.  Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis.  Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims.  The Company’s workers’ compensation and liability insurance reserves for reported claims and an estimate of claims incurred but not reported at July 4, 2009 totaled $4,455,000.  For workers’ compensation claims incurred after June 30, 2006, the Company is fully insured under guaranteed cost insurance policies.

Employment Agreement

The Company has an employment agreement with a key executive officer that provides for annual retirement compensation for the remainder of his lifetime equal to 25% of his average base salary and bonus earned in the last three fiscal years prior to the cessation of his employment plus certain other benefits.  The Company had accrued $2,059,000 under the terms of the employment agreement as of July 4, 2009.

Property, Plant and Equipment Purchases

As of July 4, 2009, management had authorized expenditures on incomplete projects for the purchase of property, plant and equipment which totaled approximately $1,144,000.  The Company has an ongoing program to remodel existing supermarkets and to add new stores.  During the first half of 2009, capital expenditures were $1,882,000.

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

On July 20, 2009, the Company paid a regular quarterly cash dividend of $0.25 per share of Class A Common Stock totaling approximately $790,000 to stockholders of record on June 30, 2009.

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

A change in market prices exposes the Company to market risk related to its investments.  As of July 4, 2009, all investments were classified as available-for-sale securities and totaled $23,097,000.  A hypothetical 10% drop in the market value of these investments would result in a $2,310,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

The Company has employed what it believes to be a conservative investment strategy.  As a result of the current economic climate, the Company has shifted its investments, as they mature, into what it believes are low risk investments with high credit, quality institutions.

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

Management, with the participation of the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.  Based on that evaluation, management, the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended July 4, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  The Annual Meeting of Stockholders was held on June 2, 2009.

(b)                                 Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominee for director as listed in the Proxy Statement.  One nominee was elected by Class A stockholders at the Annual Meeting as follows:

Votes
Steven Romick
Term expires 2012
For	2,875,236
Abstain	145,950

Continuing directors whose terms of office do not expire until 2010 or 2011 are:

M. Mark Albert

Bernard Briskin

John G. Danhakl

Robert A. Davidow

Kenneth A. Goldman

There were 28,488 broker non-votes.

(c)                                  The selection of Moss Adams LLP, an independent registered public accounting firm, to audit the financial statements of the Company and its consolidated subsidiaries for the 2009 fiscal year was approved by the following votes:

Votes
For	3,018,079
Against	2,917
Abstain	190

There were 28,488 broker non-votes.

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

ARDEN GROUP, INC.
Registrant

Date:	August 12, 2009	/s/LAURA J. NEUMANN
Laura J. Neumann
Senior Director of Financial
Reporting and Compliance
(Authorized Signatory)