Form 10-Q
period 2009-10-03
ARDEN GROUP INC
filed 2009-11-12
CIK 225051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

The number of shares outstanding of the registrant’s class of common stock as of November 6, 2009 was:

3,161,098 shares of Class A Common Stock

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)	October 3, 2009	January 3, 2009

Assets
Current assets:
Cash and cash equivalents	$9,267	$10,486
Investments	22,942	8,658
Accounts receivable, net of allowance for doubtful accounts, of $ 294 and $ 297 as of October 3, 2009 and January 3, 2009, respectively	6,833	5,271
Inventories, net	16,320	17,846
Deferred income taxes	2,582	2,586
Other current assets	3,551	3,137

Total current assets	61,495	47,984

Property, plant and equipment, net	41,977	43,792
Deferred income taxes	4,728	4,728
Other assets	3,286	3,306

Total assets	$111,486	$99,810

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$13,359	$14,714
Federal and state income taxes payable	0	195
Other current liabilities	19,932	19,228

Total current liabilities	33,291	34,137

Long-term debt	1,228	1,228
Deferred rent	6,426	6,298
Other liabilities	6,573	6,987

Total liabilities	47,518	48,650

Commitments and contingent liabilities (Note 5)

Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 3,161,098 shares issued and outstanding as of October 3, 2009 and January 3, 2009 excluding 1,357,200 treasury shares	1,129	1,129
Capital surplus	5,378	5,378
Unrealized gain on investments, net of tax	16	9
Retained earnings	61,198	48,397
	67,721	54,913
Treasury stock, 1,357,200 shares at cost	(3,753)	(3,753)

Total stockholders’ equity	63,968	51,160

Total liabilities and stockholders’ equity	$111,486	$99,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In Thousands, Except Share and Per Share Data)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Sales	$103,754	$114,156	$320,452	$349,588
Cost of sales	64,149	70,699	196,639	215,659
Gross profit	39,605	43,457	123,813	133,929
Selling, general and administrative expenses	31,784	37,115	98,377	106,574
Operating income	7,821	6,342	25,436	27,355
Interest and dividend income	261	733	526	2,056
Interest expense	(204)	(133)	(356)	(290)
Income before income taxes	7,878	6,942	25,606	29,121
Income tax provision	3,210	2,828	10,434	11,864

Net income	$4,668	$4,114	$15,172	$17,257

Other comprehensive income (loss), net of tax:

Net unrealized holding gain (loss) from available-for-sale securities, net of income tax expense (benefit) of $14 and $4 for 2009 and ($181) and ($185) for 2008, respectively	21	(262)	7	(269)

Comprehensive income	$4,689	$3,852	$15,179	$16,988

Basic and diluted net income per common share	$1.48	$1.30	$4.80	$5.46
Basic and diluted weighted average common shares outstanding	3,161,098	3,161,098	3,161,098	3,161,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirty-Nine Weeks Ended
(In Thousands)	October 3, 2009	September 27, 2008

Cash flows from operating activities:
Cash received from customers	$320,411	$350,068
Cash paid to suppliers and employees	(290,453)	(317,864)
Interest and dividends received	399	1,927
Interest paid	(86)	(109)
Income taxes paid	(12,105)	(14,235)

Net cash provided by operating activities	18,166	19,787

Cash flows from investing activities:
Capital expenditures	(2,467)	(4,662)
Purchases of investments	(24,171)	(24,947)
Sales of investments	9,577	6,855
Proceeds from the sale of property, plant and equipment	47	20

Net cash used in investing activities	(17,014)	(22,734)

Cash flows from financing activities:
Cash dividends paid	(2,371)	(2,371)

Net cash used in financing activities	(2,371)	(2,371)

Net decrease in cash and cash equivalents	(1,219)	(5,318)

Cash and cash equivalents at beginning of period	10,486	58,919

Cash and cash equivalents at end of period	$9,267	$53,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Thirty-Nine Weeks Ended
(In Thousands)	October 3, 2009	September 27, 2008

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$15,172	$17,257

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,227	4,509
Provision for losses on account receivable	76	50
Deferred income taxes	0	779
Net loss from the disposal of property, plant and equipment	8	24
Amortization of premium on investments	321	202
Stock appreciation rights compensation expense	286	2,300

Change in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts receivable	(162)	361
Inventories	1,526	3,771
Other current assets	(414)	(571)
Other assets	20	(5)

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	(649)	(4,620)
Federal and state income taxes payable	(1,671)	(3,150)
Deferred rent	(702)	99
Other liabilities	128	(1,219)

Net cash provided by operating activities	$18,166	$19,787

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

The accompanying condensed consolidated financial statements for the thirteen and thirty-nine weeks ended October 3, 2009 and September 27, 2008 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles in the United States (GAAP) for interim financial information.  These financial statements have not been audited by an independent registered public accounting firm but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) regulations.  Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2008 Annual Report on Form 10-K.  The results of operations for the nine month period ended October 3, 2009 are not necessarily indicative of the results to be expected for the full year ending January 2, 2010.  Management has evaluated subsequent events for recognition and disclosure in this Form 10-Q through the time of filing with the SEC on November 12, 2009.

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

Gelson’s sells gift cards (and previously gift certificates) to its customers in its retail stores.  The gift cards and certificates do not have an expiration date and Gelson’s does not charge an administrative fee on unused gift cards.  The Company records unredeemed gift cards and certificates under Accounts Payable, Trade on its Condensed Consolidated Balance Sheets.  In the past, the Company has recognized revenue from gift cards and certificates only when they were redeemed by its customers.  Beginning in the first quarter of 2009, the Company began recording revenue when the likelihood of the gift cards and certificates being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards and certificates to relevant jurisdictions (gift card breakage).  The Company determined the appropriate gift card breakage rate based on an analysis of historical redemption patterns.  As a result of this analysis, the Company determined that the likelihood of Gelson’s gift cards and certificates being redeemed beyond three years from the date of issuance is remote.  During the first nine months of 2009, the Company recorded $479,000 of revenue related to gift card breakage of which $432,000 was related to prior years and was recorded in the first quarter of 2009.  Gift card breakage is included in Sales on the Condensed Consolidated Statements of Operations and Comprehensive Income.

Cost of Sales

Cost of sales includes product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Warehouse and transportation costs include receiving costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center and distribution system.  Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products.  Advertising costs, net of vendor reimbursements, are expensed as incurred and include the cost of Gelson’s print advertising.  Occupancy costs consist of rent, common area charges (where applicable), depreciation and utilities related to Gelson’s operations.  The following table summarizes warehouse, transportation, purchasing, advertising, net of vendor reimbursements, and occupancy costs for the thirteen and thirty-nine weeks ended October 3, 2009 and September 27, 2008.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In Thousands)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Warehouse and Transportation	$1,772	$1,778	$5,232	$5,085
Purchasing	710	713	2,129	2,207
Advertising	319	179	774	612
Occupancy	5,907	6,081	17,273	17,536
	$8,708	$8,751	$25,408	$25,440

Fair Value Measurements

Fair value is defined as the amount that would be received upon sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The authoritative guidance establishes a fair value hierarchy which prioritizes the types of inputs to valuation techniques that companies may use to measure fair value.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1).  The next highest priority is given to inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly (Level 2).  The lowest priority is given to unobservable inputs in which there is little or no market data available and which require the reporting entity to develop its own assumptions (Level 3).  The fair value of the Company’s financial assets and liabilities measured on a recurring basis includes investments which appear under Assets on the Condensed Consolidated Balance Sheets.  The following table sets forth the fair value of investments as of October 3, 2009 including the input level used to determine fair value at the measurement date.

(In Thousands)	Level 1	Level 2	Level 3	Total

Investments	$22,942	$0	$0	$22,942

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments.  The fair value of the Company’s long-term debt closely approximates its carrying value.  The Company estimates the fair value of long-term debt based upon the net present value of the future cash flows using those interest rates that are currently available to the Company for the issuance of debt with similar terms and remaining maturities.

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

2.                    Multi-Employer Pension and Health Care Plans

The Company contributes to several multi-employer union pension and health care plans, administered by various trustees, in accordance with the provisions of various labor contracts.  Pension and health care costs are generally based on the number of straight-time hours worked and the contribution rate per hour as stipulated in the Company’s various collective bargaining agreements.  Union pension and health care plan expense totaled approximately $3,412,000 and $3,586,000 in the third quarter of 2009 and 2008, respectively.  Contributions were approximately $10,270,000 for the first nine months of 2009 compared to $10,717,000 in the same period of the prior year.  The majority of the Company’s employees are members of the United Food & Commercial Workers International Union (UFCW).  The Company’s health and welfare contribution rate for hours worked by its employees who are members of the UFCW was scheduled to increase effective with hours worked during March 2009 and after; however, the Company was notified during

March 2009 by the Southern California United Food & Commercial Workers Unions and the Food Employers Joint Trust Funds (Trust) that the increase had been suspended for the six-month period beginning March 2009 and ending August 2009.  The Trust is in the process of reviewing the contribution rate and currently anticipates the next increase will occur beginning in March 2010.

The Arden Group, Inc. 401(k) Retirement Savings Plan (Plan) covers all nonunion employees of the Company and its subsidiaries who have attained the age of 18 and have completed the applicable service requirement.  The Plan provides that, with certain limitations, an employee with at least one month of service may elect to contribute up to 100% of such employee’s annual compensation to the Plan up to a maximum of $16,500 in 2009 on a tax-deferred basis, in addition to catch up contributions up to a maximum of $5,500 for employees over the age of 50.  Employees are eligible to participate in the Company’s discretionary contributions beginning on January 1 or July 1 following the completion of one year of service.  The Company accrued $544,000 and $745,000 during the first nine months of 2009 and 2008, respectively, for anticipated contributions.

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

The fair value of each SAR is estimated on the date of grant and, subsequently, at the end of each reporting period using the Black-Scholes option-pricing model which relies on the use of various highly subjective assumptions.  The assumptions used in the Black-Scholes option-pricing model for the third quarter ended October 3, 2009 were as follows:

Dividend yield	.665%	-	.797%
Expected volatility	42.395%	-	43.981%
Risk-free interest rate	.020%	-	1.674%
Expected average term	3.19	-	5.45 years

SARs compensation expense must be recognized each reporting period for changes in fair value and vesting.  During the third quarter of 2009, the Company reversed $135,000 of SARs compensation expense recognized in prior periods due to a reduction in the fair value of SARs during the period, partially offset by additional vesting.  The Company recognized $2,489,000 of SARs compensation expense during the same period of 2008.  On a year-to-date basis, the Company recognized expense of $286,000 and $2,300,000 for the first nine months of 2009 and 2008, respectively. SARs compensation expense is recorded in Selling, General and Administrative (SG&A) Expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.  No SAR units were exercised during the third quarter of 2009.  As of October 3, 2009, assuming no forfeitures or change in the SARs fair value, there was $1,786,000 of total unrecognized compensation cost related to SARs which is expected to be recognized over a weighted average period of approximately 4.0 years.  As of October 3, 2009, there were 114,125 SARs units outstanding.

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

6.                    Recent Accounting Standards

In February 2008, the Financial Accounting Standards Board (FASB) issued guidance which is effective for specified fair value measures of nonfinancial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2008.  Adoption of the guidance in the first quarter of 2009 did not have any impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased and on identifying circumstances that indicate a transaction is not orderly.  The guidance also requires disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements.  The guidance is effective for interim and annual reporting periods ending after June 15, 2009.  Adoption of the guidance in the second quarter of 2009 did not have any impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance establishing general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The guidance was effective for interim or annual financial periods ending after June 15, 2009.  Adoption of the guidance did not have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance establishing the Accounting Standards Codification (ASC) which will serve as a single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of the guidance, the ASC superseded all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the ASC will become nonauthoritative.  The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Adoption of the guidance did not have an impact on the Company’s consolidated financial statements.

7.                    Subsequent Events

On October 20, 2009, the Company paid a regular quarterly cash dividend of $0.25 per share on Class A Common Stock totaling approximately $790,000 to stockholders of record on September 30, 2009.

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

The Company contributes to a multi-employer health care and pension plan trust on behalf of its employees who are members of the UFCW.  All employers who participate in a multi-employer plan are required to contribute at the same hourly rate based on straight-time hours worked in order to fund the plan.  The Company’s health and welfare contribution rate was scheduled to increase effective with hours worked during March 2009 and after; however, the Company was notified by the Trust, in the first quarter of 2009, that the increase had been suspended for the six-month period beginning March 2009 and ending August 2009.  The Trust is in the process of reviewing the contribution rate and currently anticipates an increase will occur beginning in March 2010.  The Trust has indicated that the increase could be significant.

Current economic conditions, turmoil in the financial markets and potential health care reform could significantly impact the future funded status of the health care and pension plans in which the Company participates.  Many factors influence the funded status of the plans including changes in the cost of health care, the return on investments of funds held by the plan, changes to benefits offered under the plan and government regulations.  The Company anticipates that both health care and pension benefits will be important topics in future negotiations.  If, in the future, the Company and other participating employers are unable to negotiate an acceptable agreement with the union concerning employee benefits, a labor dispute could result or the negotiations could result in a new agreement requiring higher contribution rates.  In addition, if any of the participating employers in the plan withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to cover the underfunded liabilities associated with its participants, the Company may be required to make additional contributions.  Each of these scenarios could negatively impact the Company’s financial condition and results of operations.

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

The Company’s current and prior quarterly results have frequently reflected fluctuations in operating income as a result of adjustments recorded to reflect the change in the fair value of SARs that have been granted to non-employee directors and certain employees.  Each SAR entitles the holder to receive cash upon exercise equal to the excess of the fair market value of a share of the Company’s Class A Common Stock, as determined in accordance with the SARs agreement, on the date of exercise over the fair market value of such share on the date granted.  Fluctuations in the market price of the Company’s Class A Common Stock from the end of the previous period impact the recognition or reversal of SARs compensation expense in the period being reported upon.  Since the Company cannot predict future fluctuations in the market price of its stock, it also cannot forecast future SARs compensation expense adjustments and the extent to which operating income will be impacted.  Volatility in the stock market makes this harder than ever to predict.

Results of Operations

Third Quarter Analysis

Same store sales from the Company’s 18 supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $103,754,000 during the third quarter of 2009 compared to $114,156,000 in the third quarter of 2008. The 9.1% decrease in sales reflects the negative impact of current economic conditions and increased competition in our trade area. Sales in the third quarter of 2009 included sales from Rosh Hashanah and Yom Kippur, whereas a portion of Rosh Hashanah and all of Yom Kippur sales occurred in the fourth quarter of the prior year.  This shift in sales was offset by Fourth of July sales which occurred in the second quarter of 2009, but predominately in the third quarter of 2008.

The Company’s gross profit as a percent of sales was 38.2% in the third quarter of 2009 compared to 38.1% in the same period of 2008.  In calculating gross profit, the Company deducts product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 30.6% in the third quarter of 2009 compared to 32.5% in the same period of 2008. The decrease in SG&A expense as a percent of sales is primarily due to a significant decrease in SARs compensation expense during the third quarter of 2009 compared to the same period of the prior year.  During the third quarter of 2009, the Company reversed $135,000 of SARs compensation expense recognized in prior periods due to a decrease in the fair value of SARs during the period partially offset by additional vesting. The Company recognized $2,489,000 of SARs compensation expense during the same period of 2008.  The decrease in SG&A expense as a percent of sales was partially offset by an increase in UFCW hourly wage rates effective early March 2008 and 2009 in accordance with the current collective bargaining agreement.  To a lesser extent, SG&A expense was also impacted by hourly wage rate increases under collective bargaining agreements with unions other than the UFCW.  Finally, as sales decrease, SG&A expense as a percent of sales increases to some degree as certain of the Company’s costs are fixed and do not decrease proportionately with a decline in revenues.

Interest and dividend income was $261,000 in the third quarter of 2009 compared to $733,000 for the same period in 2008.  The decrease is partially due to significantly lower interest rates as a result of the current financial crisis.  In addition, the Company’s cash available for investment was significantly lower during the third quarter of 2009 compared to the same period of the prior year due to a special cash dividend paid on December 8, 2008 totaling approximately $79,027,000.

Year-To-Date Analysis

Same store sales from the Company’s 18 supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $320,452,000 during the first nine months of 2009.  This represents a decrease of 8.3% from the same period of the prior year, when sales were $349,588,000.  Sales during 2009 were negatively impacted by economic conditions and increased competition in our trade area.  The Company recorded $479,000 of revenue related to gift card breakage during the first nine months of 2009 of which $432,000 was related to prior periods as a result of the change in accounting for gift cards and certificates as described in Note 1.  The decrease in sales during the first nine months of 2009 compared to the same period of the prior year would have been slightly greater if not for the revenue from gift card breakage.  In addition, sales during the first nine months of 2009 included sales from Rosh Hashanah and Yom Kippur, whereas, a portion of Rosh Hashanah and all of Yom Kippur sales occurred in the fourth quarter of 2008.

The Company’s gross profit as a percent of sales was 38.6% in the first nine months of 2009 compared to 38.3% in the same period of 2008.  The increase in gross profit as a percent of sales reflects in part gift card breakage income as discussed above.  As there are no product costs associated with gift card breakage, 100% of the income flows through to gross profit.  In calculating gross profit, the Company deducts product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 30.7% in the first nine months of 2009 compared to 30.5% in the same period of 2008.  The increase in SG&A expense as a percent of sales is primarily due to an increase in the UFCW hourly wage rates effective early March 2008 and 2009 in accordance with the current collective bargaining agreement.  To a lesser extent, SG&A expense was also impacted by hourly wage rate increases under collective bargaining agreements with unions other than the UFCW. Also, as sales decrease, SG&A expense as a percent of sales increases to some degree as certain of the Company’s costs are fixed and do not decrease proportionately with a decline in revenues.  The increase in SG&A expense as a percent of sales was partially offset by a decrease in SARs compensation expense.  During the first nine months of 2009, the Company recorded SARs compensation expense of $286,000 due to an increase in the fair value of SARs since the end of fiscal 2008 and the additional vesting of SARs.  The Company recognized $2,300,000 of SARs compensation expense for the same period of 2008.

Interest and dividend income was $526,000 in the first nine months of 2009 compared to $2,056,000 for the same period in 2008.  The decrease is partially due to significantly lower interest rates as a result of the current financial crisis.  In addition, the Company’s cash available for investment was significantly lower during the first nine months of 2009 compared to the same period of the prior year due to a special cash dividend paid on December 8, 2008 totaling approximately $79,027,000.

CAPITAL EXPENDITURES/LIQUIDITY

The Company’s current cash position, including investments and net cash provided by operating activities, is the primary source of funds available to meet the Company’s capital expenditure and liquidity requirements.  The Company’s cash position, including investments, at the end of the third quarter of 2009 was $32,209,000.  The Company’s cash position was reduced by approximately $79,027,000 on December 8, 2008 when the Company paid its special cash dividend of twenty-five dollars ($25) per share on the Company’s Class A Common Stock.  During the thirty-nine weeks ended October 3, 2009, the Company generated $18,166,000 of cash from operating activities compared to $19,787,000 in the same period of 2008.  The decrease in net cash provided by operating activities reflects the lower net income earned in 2009 compared to the prior year.

Cash not required for the immediate needs of the Company is temporarily invested in U.S. Treasuries, certificates of deposit, commercial paper and corporate and government bonds.  The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.

The Company also has two revolving lines of credit totaling $23,000,000 available for standby letters of credit, funding operations and expansion.  There were no outstanding borrowings against either of the revolving lines as of October 3, 2009.  The Company currently maintains four standby letters of credit aggregating $8,769,000 pursuant to the Company’s lease requirements and general and auto liability and workers’ compensation self-insurance programs.  The standby letters of credit reduce the available borrowings under its revolving lines.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of October 3, 2009:

	Contractual Cash Obligations (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

7% Subordinated Income Debentures
Due September 2014 Including Interest	$1,658	$86	$172	$1,400	$0
Operating Leases	124,118	10,875	20,527	18,263	74,453

Total Contractual Cash Obligations (1)	$125,776	$10,961	$20,699	$19,663	$74,453

	Other Commercial Commitments (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby Letters of Credit (2)	$8,769	$8,769	$0	$0	$0

(1)    Other Contractual Obligations

The Company had the following other contractual cash obligations at October 3, 2009.  The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments are unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to general and auto liability claims and for all open years prior to July 1, 2006 for workers’ compensation.  The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis.  Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis.  Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims.  The Company’s workers’ compensation and liability insurance reserves for reported claims and an estimate of claims incurred but not reported at October 3, 2009 totaled $3,995,000.  For workers’ compensation claims incurred after June 30, 2006, the Company is fully insured under guaranteed cost insurance policies.

Employment Agreement

The Company has an employment agreement with a key executive officer that provides for annual retirement compensation for the remainder of his lifetime equal to 25% of his average base salary and bonus earned in the last three fiscal years prior to the cessation of his employment plus certain other benefits.  The Company had accrued $2,028,000 under the terms of the employment agreement as of October 3, 2009.

Property, Plant and Equipment Purchases

As of October 3, 2009, management had authorized expenditures on incomplete projects for the purchase of property, plant and equipment which totaled approximately $1,157,000.  The Company has an ongoing program to remodel existing supermarkets and to add new stores.  During the first nine months of 2009, capital expenditures were $2,467,000.

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

On October 20, 2009, the Company paid a regular quarterly cash dividend of $0.25 per share of Class A Common Stock totaling approximately $790,000 to stockholders of record on September 30, 2009.

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

A change in market prices exposes the Company to market risk related to its investments.  As of October 3, 2009, all investments were classified as available-for-sale securities and totaled $22,942,000.  A hypothetical 10% drop in the market value of these investments would result in a $2,294,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

The Company has employed what it believes to be a conservative investment strategy.  As a result of the current economic climate, the Company has shifted its investments into what it believes are low risk investments with high credit, quality institutions.

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

Management, with the participation of the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.  Based on that evaluation, management, the Chief Executive Officer and the person temporarily performing the functions of the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended October 3, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ARDEN GROUP, INC.
Registrant

Date:	November 12, 2009	/s/LAURA J. NEUMANN
Laura J. Neumann
Senior Director of Financial
Reporting and Compliance
(Authorized Signatory)