Form 10-K
period 2010-01-02
ARDEN GROUP INC
filed 2010-03-10
CIK 225051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the Class A Common Stock last sold on July 3, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $157,461,886.

The number of shares outstanding of the registrant’s class of common stock as of March 5, 2010 was:

3,161,098 shares of Class A Common Stock

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 15, 2010.

Page
PART I
1	Item 1.	Business
4	Item 1A.	Risk Factors
8	Item 1B.	Unresolved Staff Comments
9	Item 2.	Properties
9	Item 3.	Legal Proceedings
9	Item 4.	Reserved

PART II
10	Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
12	Item 6.	Selected Financial Data
13	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
25	Item 7A.	Quantitative and Qualitative Disclosures about Market Risks
25	Item 8.	Financial Statements and Supplementary Data
25	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
25	Item 9A.	Controls and Procedures
25	Item 9B.	Other Information

PART III
26	Item 10.	Directors and Executive Officers of the Registrant
26	Item 11.	Executive Compensation
26	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
26	Item 13.	Certain Relationships, Related Transactions and Director Independence
26	Item 14.	Principal Accountant Fees and Services

PART IV
27	Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES

PART I

Item 1.                Business

General

The Registrant, Arden Group, Inc. (Company or Arden), is a holding company which conducts operations through its wholly-owned subsidiary, Arden-Mayfair, Inc. (Arden-Mayfair) and Arden-Mayfair’s wholly-owned subsidiary, Gelson’s Markets (Gelson’s) which operates supermarkets in Southern California.  The Company also owns certain real estate properties through a subsidiary, Mayfair Realty, Inc. (Mayfair Realty) which is wholly-owned by the Company and Arden-Mayfair.  The Company is a Delaware Corporation organized in 1988.

Arden is headquartered at 2020 South Central Avenue, Compton, California 90220 and its telephone number is (310) 638-2842.

Market Operations

As of January 2, 2010, Gelson’s operated 18 full-service supermarkets in Southern California, which carry both perishable and dry grocery products.  Gelson’s offers a broad selection of local and national brands as well as a limited number of private label items.  Gelson’s targets the consumer who values superior customer service, merchandise, presentation and selection.  Gelson’s also operates a distribution center in the City of Commerce, California.

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

Merchandise  The merchandise offerings in the markets are tailored in response to Gelson’s customer profile.  Gelson’s stores, which range in size from approximately 18,000 to 40,000 square feet, typically carry a wide range of items, including traditional grocery categories such as dry groceries, produce, meat, seafood, bakery, dairy, wine and liquor, floral, sushi, vitamins and health and beauty aids.  Gelson’s perishables are typically premium products, which are rigorously maintained and culled as appropriate to assure quality and freshness.  Gelson’s merchandising includes specialty items such as imported foods, unusual delicatessen items and organic and natural food products.

Service  Gelson’s emphasizes customer service by offering a variety of service departments including meat, seafood, delicatessen, floral, sushi, cheese and bakery departments.  All sushi and most bakery departments are operated by third parties.  Some Gelson’s stores include additional service departments such as fresh pizza, coffee bars, hot bars, gelato bars and carving carts offering cooked meats.  Additionally, selected stores offer banking and pharmacy services through third parties.  Stores are staffed so that, even at peak times, customer checkout time is minimized.  In addition to checkers, there are personnel assigned to bagging and assisting customers.  All employees are encouraged to know customers by name and assist them whenever possible.  All stores offer a

Company charge card to qualified customers in addition to the option of paying for their purchases with cash, checks, credit or debit cards.  Stores are typically open 14 to 17 hours per day, with hours of operation determined by local code, lease provisions or as appropriate for the business characteristics of each community.

Presentation  All stores are maintained in accordance with extremely high standards.  Personnel continually fill and face shelves with product.  Produce and other perishables are trimmed and culled to maintain quality and appearance.

Pricing  The pricing strategy at the stores is to be competitive primarily within their market niches, ranging from the more traditional to the more exotic, specialty or high-end retailers.

Expansion and Store Development  Management regularly evaluates the feasibility of opening new stores in and outside its existing trade areas and remodeling existing stores in order to maximize the existing stores’ appeal to consumers and their profit potential.  In 2009, capital expenditures totaled $2,890,000.

Advertising and Promotion  Gelson’s advertises on a limited basis in newspapers and through its newsletter.  In the past, advertising has focused primarily on the promotion of events rather than prices; for example, Gelson’s emphasizes special holiday selections, new products, specialty items, services and recipes.  More recently, with the continued downturn in the economy, the Company has redirected more of its advertising to focus on competitive pricing as consumers have become more and more price conscious.  In addition, Gelson’s maintains a website at www.gelsons.com which allows customers to learn more about Gelson’s and to read about food related topics that may be of interest to them.  The website also provides an opportunity for customers to request a newsletter, offer feedback and to place catering and holiday meal orders online.  The Company reevaluates its strategy regularly in an effort to identify the most effective means of attracting and retaining customers.

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

Support and Other Services

Each store has an on-site stockroom, the size of which varies for each store.  In addition, Gelson’s operates a 127,000 square foot warehouse and an adjacent 4,000 square foot truck service facility in the City of Commerce, California.  The central warehouse distributes fresh produce, liquor, wine, floral and certain grocery items to the stores.  The stores also receive meat, delicatessen, paper goods, health and beauty aids, hardware and supply items from the warehouse on a limited basis.

The bulk of all merchandise purchasing takes place at Gelson’s headquarters in Encino, California.  Approximately 49% of the purchases for 2009 were distributed through the central warehouse; the remainder was delivered directly to the stores from manufacturers, distributors or wholesalers.  The central purchasing and distribution operations are conducted based on electronic in-store ordering systems.  Stores can place and receive orders up to six days per week.  Perishables are ordered more frequently than other goods.

The largest supplier for the stores is Unified Grocers, Inc. (Unified), a grocery wholesale cooperative, which has been a supplier to the Company for approximately thirty-five years and which accounted for approximately 16% of Gelson’s purchases in fiscal 2009.  No other supplier accounts for more than 4% of Gelson’s purchases.  The Company believes that there would be a negative short-term impact if the Company were to lose Unified as a supplier for Gelson’s, but that such impact would likely be mitigated by a combination of events, which could include:  (i) purchasing certain items for direct store delivery, thereby freeing warehouse capacity to allow other items to be purchased through the warehouse and (ii) purchasing certain products through other wholesalers.  However, such a loss could have a short-term adverse effect on the performance of Gelson’s.

Employees

Gelson’s had approximately 1,274 full-time and 860 part-time store, warehouse and office employees at January 2, 2010.  Most Gelson’s employees are covered by union collective bargaining agreements that establish rates of pay, benefits and procedures for the orderly settlement of disputes.  In general, these agreements have been negotiated on a local industry-wide basis.

In addition to employees at Gelson’s, Arden-Mayfair had approximately 62 employees at its executive and headquarters offices as of January 2, 2010, some of whom are covered by a collective bargaining agreement.

Governmental Regulation

Gelson’s is subject to regulation by a variety of governmental agencies, including the U.S. Food and Drug Administration, the California Department of Alcoholic Beverage Control, and state and local health departments.  The Company believes that Gelson’s store operations comply in all material respects with federal, state and local health, environmental and other laws and regulations.  Although the Company cannot predict the effect of future laws or regulations on its operations, expenditures for continued compliance with current laws are not expected to have a material adverse impact on Gelson’s competitive position or the Company’s consolidated financial position, results of operations or cash flows.

Available Information

The Company maintains a website at www.ardengroupinc.com.  Access to the Company’s Securities and Exchange Commission (SEC) filings, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings and all amendments to those reports, are available through our website free of charge, as soon as reasonably practicable after these reports are filed electronically with the SEC.  In addition, the Company will provide free of charge upon written request to Assistant Secretary, Arden Group, Inc., P.O. Box 512256, Los Angeles, California 90051-0256 paper copies of the reports listed above.

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

Changes in Economic, Political or Social Conditions

Our profitability may be impacted by both national and local economic conditions, particularly in Southern California.  Changes in economic conditions such as recessionary cycles, increased levels of unemployment, higher consumer debt levels, inflation, higher interest rates and tax rates and increased energy costs may result in reduced consumer spending or influence our customers to shift their spending to our lower-priced competitors.  The recent downturn in the economy, including the financial and residential real estate markets, and higher levels of unemployment have and will continue to influence consumer spending patterns in the future.  In addition, current market conditions have continued to limit the amount that the Company can charge for its products and the Company has recently emphasized price specials in its advertising.  If the Company’s sales volume continues to decrease or if the Company is unable to pass increased costs on to its customers, profit margins may be negatively affected.  In addition, our business may be subject to interruption from acts of terrorism, national emergencies or natural disasters.

Competition in the Grocery Business

The retail grocery business is intensely competitive with respect to price, food quality and selection, service and location.  During the past several years, there has been a consolidation in the supermarket industry.  The Company is in direct competition with numerous local outlets of regional and national supermarket chains, independent grocery stores, convenience stores, specialty and gourmet markets and food and grocery departments in mass merchandise and club stores.  There are a number of well established competitors with substantially greater financial, marketing, personnel and other resources than ours, some of which are also nonunion.  The Company frequently faces the opening of a new or remodeled competitor’s store in its trade area.  Competition also requires us to periodically remodel our existing stores in order to maintain their appeal.  An inability to successfully compete with other grocery retailers in our trade areas could prevent us from increasing or sustaining our revenues and profitability.

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

In July 2007, the United Food & Commercial Workers International Union (UFCW) completed negotiation of a new contract with the three major grocery retailers in our trade area.  The wage increases agreed to by these three competitors were somewhat less than the Company agreed to for certain job classifications and experience levels during our UFCW negotiations in February 2007 and March 2009.  This could affect our ability to compete with grocery retailers whose labor costs are less than our own.  Our contact with the UFCW expires March 6, 2011, the same as the majors’ contract.

Cost of Providing Employee Benefits

The Company provides health insurance for the majority of its nonunion employees.  Health care costs have increased significantly in recent years.  If this trend continues, it could have a negative impact on the Company’s profitability.  In addition, the Company contributes to several multi-employer union health care plans in accordance with the Company’s various collective bargaining agreements.  Previously, the health and welfare fund which covers the majority of the Company’s UFCW employees was overfunded.  The contribution rate paid by all employers was reduced effective March 2007.  Originally, the reduction in the health and welfare contribution rate was expected to reduce the overfunded status of the fund over the term of the current agreement which ends on March 6, 2011.  However, many factors influence the status of the fund including changes in the cost of health care, the return on investment of funds held by the plan, changes to benefits offered under the plan and government regulations.  The Company’s health and welfare contribution rate was scheduled to increase effective with hours worked during March 2009; however, the Company was notified by the Southern California United Food & Commercial Workers Unions and the Food Employers Joint Trust Funds (Trust), in the first quarter of 2009, that the increase had been suspended.   The Trust is in the process of reviewing their health and welfare reserves. Based on informal discussions, the Company currently anticipates that it will be notified in April 2010 of an increase effective beginning with March 2010 hours worked.  The Trust has indicated that the increase could be significant.

The Company also participates in various multi-employer union pension plans.  Adverse financial market developments have significantly impacted the funded status of pension plans on a worldwide basis.  Currently, the Company’s contributions under the UFCW pension plan are fixed under the terms of the current agreement which ends on March 6, 2011.  The ongoing economic downturn has had a significant impact on the funded status of the health care and pension plans to which the Company contributes. The Company anticipates that both health care and pension benefits will be important topics in future negotiations.  If the Company and other participating employers are unable to negotiate an acceptable agreement with the union concerning employee benefits, a labor dispute could result or the negotiations could result in a new agreement requiring higher contribution rates.  In addition, if any of the participating employers in the plan withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to cover the underfunded liabilities associated with its participants, the Company may be required to make additional contributions.  Each of these scenarios could negatively impact the Company’s financial condition and results of operations.

Retention of Key Personnel

Our success is dependent on our key employees.  We must continue to attract, retain and motivate a sufficient number of qualified management and operating personnel including the replacement of senior management upon retirement.  Individuals of this caliber could be in short supply and this shortage may limit our ability to hire and retain qualified personnel, and thus, may hinder our ability to operate effectively.

Changes in Laws or Regulations or Failure to Comply

We are subject to various federal, state and local laws, regulations and licensing requirements which regulate health and sanitation standards, food labeling and handling, the sale of alcoholic beverages, employment practices, working conditions, citizenship requirements and public accommodations.  Changes to such laws or regulations may adversely affect our profitability by increasing our costs or affecting the sale of certain items.  In addition, we must comply with state and local fire, zoning, land use and environmental regulations.  Failure to comply with these regulations could adversely affect the costs and the operation of our existing stores or could delay or prevent the opening of a new store.

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

Availability and Retention of Retail Space

We currently lease the majority of our store locations.  Typically, our supermarket leases have initial 20-year lease terms and may include options for up to an additional 20 years.  The average term remaining on our supermarket leases, including renewal options, is approximately 18 years.  Our revenues and profitability would be negatively impacted if we are unable to renew these leases at reasonable rates.

Our continued growth depends to a significant degree on our ability to open or acquire new stores in existing and new trade areas and to operate these stores successfully.  Our expansion strategy is dependent on finding suitable locations, and we face intense competition from other retailers for such sites.  We may not be able to find suitable locations that meet our demographic and operational requirements at a reasonable cost.

The Ability of our Vendors to Supply Products and Services in a Timely Manner

Our business is dependent on our ability to purchase products from a large wholesaler and numerous smaller vendors in a timely manner and at competitive prices.  The largest supplier for our stores is Unified, a grocery wholesale cooperative, which has provided product for our stores for approximately thirty-five years.  We currently procure approximately 16% of our product from Unified.  Any disruption in the business of Unified or any of our other principal suppliers could negatively impact our sales and profitability.  Even where we have access to alternative sources of supply, the failure of a supplier to meet our demands may temporarily disrupt store level merchandise selection.

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

Stock Price Volatility

The market price of our Class A Common Stock (Class A) could be subject to significant fluctuation in response to various market factors and events including general economic and market conditions, variations in our earnings results, publicity regarding the Company or its competitors and the grocery business in general.  The stock market in recent years has experienced extreme price and volume fluctuations that have sometimes been unrelated or disproportionate to the operating performance of companies.  Furthermore, there is not a significant volume of trading in our Class A which subjects our stock price to a higher level of volatility and may adversely impact the liquidity of the stock.  In March 2007, the Company merged its Stock Bonus Plan into its 401(k) Retirement Savings Plan (401(k) Plan) in order to satisfy the new congressionally mandated diversification requirements.  Stock previously held for the benefit of participants in the Company’s Stock Bonus Plan was transferred to individual participant accounts in the Company’s 401(k) Plan.  As of January 2, 2010, participants in the Company’s 401(k) Plan held 72,744 shares of Class A in the 401(k) Plan.  These participants can elect to sell their shares which may have a negative effect on the price of Class A.  Fluctuations in our Class A price also impact compensation expense as it relates to our outstanding stock appreciation rights (SARs).  See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

Item 1B.              Unresolved Staff Comments

None.

Item 2.                Properties

The Company’s wholly-owned subsidiary, Mayfair Realty, currently owns two freestanding Gelson’s supermarket properties and a shopping center in which a Gelson’s Market is located.  The shopping center owned by Mayfair Realty, located in Calabasas, California, consists of approximately 58,000 leasable square feet, approximately 18,000 square feet of which is leased to multiple tenants and approximately 40,000 square feet of which is leased to Gelson’s.  The remaining fifteen supermarkets and the warehouse and distribution facilities which service the markets are leased from third parties.  Gelson’s corporate offices in Encino, California and the Company’s executive office in Beverly Hills, California are also leased.  Typically, supermarkets have initial 20-year lease terms and may include options for up to an additional 20 years.  These leases often require the payment of percentage rent on sales in excess of certain levels in addition to minimum rent.  The average term remaining on Gelson’s supermarket leases, including renewal options, is approximately 18 years.  The 18 markets range in size from approximately 18,000 to 40,000 square feet.  Gelson’s warehouse, distribution and truck service facilities in the City of Commerce, California are leased and contain approximately 131,000 square feet.  The term of the lease, including renewal options, expires in January 2021.  Mayfair Realty also owns a 30,000 square foot office building in Compton, California which serves as the Company’s headquarters and a parcel of unimproved land in Rubidoux, California.  The Company also owns (through Mayfair Realty) or leases several parcels adjacent to, or near, four of its stores which are used for additional parking.  In addition, AMG Holdings, Inc. (AMG Holdings), a wholly-owned subsidiary of Arden-Mayfair, leases as a tenant, a 62,000 square foot building in Los Angeles, California consisting of office and warehouse space, which is entirely subleased to a third party until the lease on the property expires in 2012.

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

Item 4.                Reserved

PART II

Item 5.                Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)                                  The Company’s Class A is traded in the NASDAQ Global Market under the symbol ARDNA.  During the past two years, the range of high and low sales prices for each quarterly period was, according to NASDAQ, the following:

	2009		2008
	High	Low	High	Low

1st Quarter	$128.14	$76.56	$159.50	$125.00
2nd Quarter	131.50	103.55	144.77	114.06
3rd Quarter	134.14	112.57	199.99	122.01
4th Quarter	122.52	89.98	166.85	118.01

(b)                                 As of January 2, 2010, there were 795 holders of record of the Company’s Class A, with aggregate holdings of 3,161,098 shares of Class A.  This does not include 1,357,200 shares of the Company’s Class A owned by AMG Holdings, a wholly-owned second-tier subsidiary of the Company.

(c)                                  The Company declared regular quarterly dividends of 25 cents per share of Class A during fiscal 2009 and 2008.  The Company currently anticipates payment of comparable Class A quarterly dividends in future quarters.

On November 3, 2008, the Company’s Board of Directors declared a special cash dividend of twenty-five dollars ($25) per share on its outstanding Class A payable on December 8, 2008 to stockholders of record at the close of business on November 20, 2008.  The aggregate amount of the special dividend was approximately $79,027,000.

Stock Performance Chart

The following graph compares the cumulative stockholder return on the Company’s Class A with the cumulative total return of the S&P 500 Index and the S&P Food Retail Index for the five-year period ending December 31, 2009.  The graph assumes that $100 was invested on December 31, 2004, in the Class A and in each of the above-mentioned indices with all dividends reinvested.  The information presented in the graph was obtained by the Company from outside sources it considers to be reliable but has not been independently verified by the Company.

	2004	2005	2006	2007	2008	2009
Arden Group, Inc.	100.00	93.27	128.07	150.85	157.83	119.91
S&P 500 Index	100.00	104.91	121.48	129.04	83.29	102.12
S&P Food Retail Index	100.00	105.60	123.71	132.18	93.38	85.93

Item 6.                Selected Financial Data

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

(In Thousands, Except Share and Per Share Data)

All years are 52 weeks except 2008 which is 53 weeks.

	2009	2008	2007	2006	2005
Operations For The Year:

Sales (1)	$431,170	$479,117	$485,939	$482,737	$470,354
Gross profit	166,239	184,500	187,991	186,336	180,423
Operating income	36,036	40,319	45,177	36,680	31,816
Other income (expense), net	253	1,188	3,307	2,439	1,606
Income tax provision	14,665	16,840	19,277	15,895	13,571
Net income	$21,624	$24,667	$29,207	$23,224	$19,851

Net income per common share:
Basic	$6.84	$7.80	$9.24	$7.16	$5.87
Diluted	6.84	7.80	9.24	7.16	5.87

Financial Position At Year-End:

Total assets	$115,097	$99,810	$166,689	$145,601	$147,027
Working capital	33,925	13,847	70,154	41,942	41,304
Long-term debt	1,228	1,228	1,228	1,228	1,453
Stockholders’ equity	69,610	51,160	108,493	82,294	82,320
Capital expenditures	2,890	5,159	3,824	4,868	6,390

Other Operating and Financial Data:

Number of stores at end of fiscal year	18	18	18	18	18

Sales increase (decrease) (1):
Total stores	(10.1)%	(1.4)%	.6%	2.6%	(6.6)%
Same stores	(10.1)%	(1.4)%	.6%	2.6%	(6.6)%

Depreciation and amortization	$5,599	$6,110	$6,685	$7,097	$7,401
Dividends declared per common share	$1.00	$1.00	$1.00	$1.00	$1.00
Special dividend declared per common share		$25.00

Weighted average common shares outstanding:
Basic	3,161,098	3,161,098	3,161,098	3,241,805	3,381,051
Diluted	3,161,098	3,161,098	3,161,098	3,241,805	3,381,051

(1)          Same store sales increases or decreases are calculated by comparing year-over-year sales for stores that were open in both years.  If a store was not open for the entire year in both years being compared, then the store is not included in the same store analysis.  No stores were opened or closed during any of the periods presented.  Fiscal 2008 was a 53-week year.  No adjustment was made to remove the additional week for comparison purposes.  Store sales used to calculate sales increases or decreases, above, do not include revenue from leases, subleases, licensing arrangements and finance charges and, therefore, may not agree to total year-over-year sales increases as disclosed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s management focuses on a number of performance indicators in evaluating financial condition and results of operations.  Same store sales, gross profit and labor costs are some of the key factors that management considers.  Both sales and gross profit are significantly influenced by competition in our trade area.  Gelson’s faces competition from regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson’s), stores specializing in natural and organic foods, specialty and gourmet markets and grocery departments in mass merchandise and club stores.  The current economic downturn has led to even greater competition in the grocery industry.  As discretionary income declines, some consumers are reducing their spending and making more value conscious decisions.  We are forced to compete for fewer customer dollars and our market share and keep our retail prices low as our competitors also reduce their prices in an attempt to maintain or increase their own market share.

Labor and other related payroll costs are the second largest expense (after product cost) incurred by Gelson’s, and thus is a financial measure which is carefully monitored by management.  As of fiscal 2009 year end, Gelson’s had approximately 1,274 full-time and 860 part-time store, warehouse and office employees.  The majority of Gelson’s employees are members of the UFCW.  In February 2007, the Company completed negotiation of a new union contract with the UFCW to replace the contract which expired on March 5, 2007.  The three major grocery retailers in our trade area had not reached an agreement by this date.  The new Gelson’s contract started the elimination process of the two-tier wage configuration and returned it to a single wage structure and provided for, among other things, wage increases and modifications to the Company’s pension and health and welfare contribution rates.  The new contract originally had an expiration date of March 5, 2010 which was different from the expiration date of the majors’ contract.  Effective March 10, 2009, the Company’s UFCW employees voted to ratify an amendment to our contract with the UFCW which extends the contract expiration date to March 6, 2011, the same date the contract between the UFCW and the majors expires.

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

The agreement reached with the UFCW and the three major grocery retailers resulted in a substantial reduction in the average hourly contribution rates for pension and health care.  The majority of the reduction relates to the health and welfare fund which was overfunded at the time of contract negotiation.  The reduction in the health and welfare contribution rate was originally expected to substantially reduce the overfunded status of the fund during the term of the new contract.  The change in contribution rates for both pension and health care were retroactive to the beginning of March 2007.  The reduction in the contribution rates resulted in a substantial decrease in the Company’s selling, general and administrative (SG&A) expense when comparing periods covered by the current and the expired contracts.  The Company’s health and welfare contribution rate was scheduled to increase effective with hours worked during March 2009 and after; however, the Company was notified by the Trust, during the first quarter of 2009, that the increase had been suspended.  The Trust is in the process of reviewing their health and welfare reserves. Based on informal discussions, the Company currently anticipates that it will be notified in April 2010 of an increase effective beginning with March 2010 hours worked.  The Trust has indicated that the increase could be significant.

The ongoing economic downturn has had a significant impact on the funded status of the health care and pension plans to which the Company contributes.  Many factors influence the funded status of the plans including changes in the cost of health care, the return on investments of funds held by the plan, changes to benefits offered under the plan and government regulations.  The Company anticipates that both health care and pension benefits will be important topics in future negotiations.  If, in the future, the Company and other participating employers are unable to negotiate an acceptable agreement with the union concerning employee benefits, a labor dispute could result or the negotiations could result in a new agreement requiring higher contribution rates.  In addition, if any of the participating employers in the plan withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to cover the underfunded liabilities associated with its participants, the Company may be required to make additional contributions.  Each of these scenarios could negatively impact the Company’s financial condition and results of operations.

The agreement that the majors reached with the UFCW also provides for hourly wage rates based on job classification and experience that, in some cases, are less than those agreed to by Gelson’s.  This affects our ability to compete with grocery retailers whose hourly rates are less than our own.  Increases in wages provided under the new contract have negatively impacted the Company’s profitability to the extent it has been unable to offset the increased expense through a combination of sales growth, increased gross margin, management of labor hours, decreased labor turnover and cost savings in other areas.  Current economic and competitive conditions make it difficult to achieve significant sales growth and increased profit margins.

Another component of labor related expense is the cost of workers’ compensation.  For claims incurred prior to July 1, 2006, the Company is primarily self-insured through the use of a high deductible policy which provides the Company with stop-loss coverage to limit its exposure on a per claim basis and provides coverage for qualifying costs in excess of per claim limits.  Since July 1, 2006, the Company has purchased fully insured guaranteed cost workers’ compensation insurance to replace the high deductible program. The guaranteed cost program eliminates the Company’s risk against claims occurring after June 30, 2006 and has resulted in lower workers’ compensation expense compared to the high deductible program.  The Company continues to maintain an accrual for claims incurred prior to July 2006 under the high deductible program.  That accrual is based on both undeveloped reported claims and an estimate of claims incurred but not reported.  While the Company devotes substantial time and commitment to maintaining a safe work environment, the ultimate cost of workers’ compensation is highly dependent upon legal and legislative trends, the inflation rate of health care costs and the Company’s ability to manage claims.

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

Results of Operations

2009 Compared to 2008

Sales from the Company’s 18 supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $431,170,000 in 2009.  This represents a decrease of 10.0% from 2008, when sales were $479,117,000.  2009 sales declined partially as a result of fewer weeks in 2009 (a 52-week fiscal year) compared to 2008 (a 53-week fiscal year).  Sales were also negatively impacted by economic conditions and increased competition in our trade area.

The Company’s gross profit as a percent of sales was 38.6% in 2009 compared to 38.5% in 2008. In calculating gross profit, the Company deducts product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 30.2% in 2009 compared to 30.1% in 2008.  The increase in SG&A expense as a percent of sales is primarily due to an increase in the UFCW hourly wage rates effective early March 2008 and 2009 in accordance with the current collective bargaining agreement.  To a lesser extent, SG&A expense was also impacted by hourly wage rate increases under collective bargaining agreements with unions other than the UFCW and an increase in utility costs.  Also, as sales decrease, SG&A expense as a percent of sales increases to some degree as certain of the Company’s costs are fixed and do not decrease proportionately with a decline in revenues.  The increase in SG&A expense as a percent of sales was partially offset by a decrease in SARs compensation expense.  During 2009, the Company reversed $273,000 of SARs compensation expense recognized in prior periods due to a decrease in the fair value of SARs during the year partially offset by additional vesting.  The Company recognized $1,823,000 of SARs compensation expense during 2008.

The Company contributes to several multi-employer union pension and health care plans.  Pension and health care payments are determined based on straight-time hours worked and the contribution rate as stipulated in the Company’s various collective bargaining agreements.  The Company recognized union pension expense of $4,730,000 in 2009 compared to $5,065,000 in 2008.  Union health care expense was $8,815,000 in 2009 compared to $9,258,000 in 2008.  Costs decreased due to a reduction in the number of hours eligible for contributions.

The Company is primarily self-insured for losses related to general and auto liability claims as well as for workers’ compensation in some prior years.  The Company has stop-loss insurance coverage to limit its exposure on a per claim basis and is insured for covered costs in excess of per claim limits.  Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves for general and auto liability claims and workers’ compensation are adequate to cover the future payment of claims.

In addition to coverage for workers’ compensation and general and auto liability claims, the Company also carries property, business interruption, fiduciary, directors and officers, crime, earthquake, special event and employment practices liability insurance.  Management believes, based on recent and past experience, that current insurance coverage meets the reasonable requirements of the Company.

Authoritative guidance requires the Company to measure and recognize compensation expense based on the fair value of SARs.  The fair value must be remeasured each reporting period until the award is settled and compensation expense must be recognized or reversed each reporting period to reflect changes in fair value and vesting.  During 2009, the Company reversed $273,000 of SARs compensation expense recognized in prior periods due to a decrease in the fair value of SARs during the year partially offset by additional vesting.  During 2008, the Company recognized $1,823,000 of SARs compensation expense.  Compensation expense is included under SG&A expense on the Consolidated Statements of Operations and Comprehensive Income.  As of January 2, 2010, assuming no change in the SARs fair value, there was approximately $1,046,000 of total unrecognized compensation cost related to outstanding SARs which was expected to be recognized over a weighted average period of 3.8 years were it not for the exchange discussed below.  The total intrinsic value of SARs exercised during 2009 and 2008 was approximately $34,000 and $3,443,000, respectively.  Intrinsic value represents the amount by which the current fair value of SARs exceeds the grant price.

In January 2010, current holders of the Company’s SARs with a grant date on or before December 6, 2007 were offered the opportunity to exchange their then outstanding SARs units for an equal number of new SARs units with a lower grant price of $110 and a new vesting period.  Existing grant prices for these units ranged from $121.03 to $146.44.  Ordinarily, the grant price is determined based upon the fair market value of a share of the Company’s Class A on the date of grant.  On the date the exchange offer was made to these SARs holders, the Class A closing price was $95.98 per share. For those holders who accepted the Company’s exchange offer, the new SARs were granted effective January 15, 2010 and expire January 15, 2017.  The fair market value of a share of the Company’s Class A on the grant date was $108.71.  In the event that the SARs holder opted to exchange their SARs, they also agreed to start their vesting period over. The new SARs vest 25% each year beginning at the end of the third year and expire seven years from the date of grant.  Of the 110,625 SARs units outstanding at fiscal 2009 year end, 99,000 SARs units were exchanged.  The Company had accrued approximately $830,000 related to the exchanged SARs as of January 2, 2010.  These same SARs units were valued at $817,000 as of January 15, 2010 just prior to the exchange.  After the exchange, the accrual of $817,000 was reversed in fiscal 2010.  The Company will continue to measure the fair value of the new SARs at the end of each reporting period going forward and will recognize compensation expense to reflect any increase in fair value and vesting if appropriate.  The Company cannot predict future fluctuations in the market price of its Class A and, therefore, cannot forecast future SARs compensation expense adjustments.

During 2009, the Company procured approximately 16% of its product through Unified, a grocery wholesale cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits in order to purchase product from the cooperative.  As of January 2, 2010, the Company had approximately $1,628,000 on deposit with Unified, in addition to approximately $694,000 related to ownership of equity shares in Unified.  There is no established public trading market for Unified’s shares.  In 2009 and 2008, the Company recorded approximately $56,000 and $251,000, respectively, in patronage dividend income received in the form of cash and Unified equity shares as a reduction of cost of sales.

Interest and dividend income was $756,000 in 2009 compared to $2,460,000 for 2008. The decrease is partially due to significantly lower interest rates as a result of the general economic financial crisis.  In addition, the Company’s cash available for investment was significantly lower during 2009 compared to 2008 due to a special cash dividend paid on December 8, 2008 totaling approximately $79,027,000.

2008 Compared to 2007

Sales from the Company’s 18 supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $479,117,000 in 2008 (a 53-week fiscal year).  This represents a decrease of 1.4% from 2007 (a 52-week fiscal year), when sales were $485,939,000.  Sales during 2008 were negatively impacted by economic conditions, increased competition in our trade area and increased fuel and food prices.  The extra week in 2008 compared to the prior year somewhat offset the decrease in sales.

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

The Company contributes to several multi-employer union pension and health care plans.  Pension and health care payments are determined based on straight-time hours worked and the contribution rate as stipulated in the Company’s various collective bargaining agreements.  The Company recognized union pension expense of $5,065,000 in 2008 compared to $5,332,000 in 2007.  Union health care expense was $9,258,000 in 2008 compared to $9,788,000 in 2007.  Costs decreased due to a reduction in the average hourly contribution rate effective March 2007 and in the number of hours eligible for contributions.

For a discussion of workers’ compensation, general and auto liability and other types of insurance coverage, see the discussion under the heading “2009 Compared to 2008” presented above.

During 2008, the Company procured approximately 16% of its product through Unified, a grocery wholesale cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits in order to purchase product from the cooperative.  As of January 3, 2009, the Company had approximately $1,628,000 on deposit with Unified, in addition to approximately $672,000 related to ownership of equity shares in Unified.  There is no established public trading market for Unified’s shares.  In 2008 and 2007, the Company recorded approximately $251,000 and $253,000, respectively, in patronage dividend income received in the form of cash and Unified equity shares as a reduction of cost of sales.

Interest and dividend income was $2,460,000 in 2008 compared to $3,340,000 for 2007 primarily due to lower interest rates in 2008 partially offset by increased average cash levels.

Liquidity and Capital Resources

The Company’s current cash position, including investments and net cash provided by operating activities, are the primary sources of funds available to meet the Company’s capital expenditure and liquidity requirements.  The Company’s cash position, including investments, at January 2, 2010 was $38,381,000.  The Company’s cash position had been reduced by approximately $79,027,000 on December 8, 2008 when the Company paid a special cash dividend of twenty-five dollars ($25) per share on the Company’s Class A.  Cash not required for the immediate needs of the Company is temporarily invested in U.S. Treasuries, certificates of deposit, money market funds, commercial paper and corporate and government securities.  Currently, all temporary investments are highly liquid.  The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.  The Company completed the conversion of its last remaining Mayfair store to the Gelson’s name and format as part of a major remodel during the Spring of 2009.  All of the Company’s 18 stores are now operated under the Gelson’s name.

The Company also has two revolving lines of credit totaling $23,000,000 available for standby letters of credit, funding operations and expansion.  There were no outstanding borrowings against either of the revolving lines as of January 2, 2010.  The Company currently maintains four standby letters of credit aggregating $8,769,000 pursuant to the Company’s lease requirements and general and auto liability and workers’ compensation self-insurance programs.  The standby letters of credit reduce the available borrowings under its revolving lines.

The Company’s working capital was $33,925,000 at January 2, 2010 compared to $13,847,000 at January 3, 2009.  The Company believes that its current working capital, as well as future cash flow, is sufficient to meet its ongoing needs during fiscal 2010.  Net cash provided by operating activities during fiscal 2009 totaled $25,734,000.  Cash flows from operating activities resulted primarily from net income plus non-cash expenses and changes in working capital.

Net cash used by investing activities was $19,879,000 in 2009.  Investing activities included the purchase of investments of $30,164,000 and capital expenditures of $2,890,000 partially offset by the sale of investments of $13,127,000.  Net cash used in financing activities consisted solely of dividends paid during 2009 totaling $3,161,000.

The Company’s current ratio was 2.04 at January 2, 2010 compared to 1.41 at January 3, 2009.  The Company’s total liabilities to equity ratio decreased to .65 at January 2, 2010 from .95 at January 3, 2009.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of January 2, 2010:

	Contractual Cash Obligations (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

7% Subordinated Income Debentures Due September 2014 Including Interest	$1,658	$86	$172	$1,400	$0

Operating Leases	121,401	10,896	20,208	17,997	72,300

Total Contractual Cash Obligations (1)	$123,059	$10,982	$20,380	$19,397	$72,300

	Other Commercial Commitments (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Standby Letters of Credit (2)	$8,769	$8,769	$0	$0	$0

(1)   Other Contractual Cash Obligations

The Company had the following other contractual cash obligations at January 2, 2010.  The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments is unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to general and auto liability claims and for all open years prior to July 1, 2006 for workers’ compensation.  The Company maintains stop-loss insurance coverage to limit its loss exposure on a per claim basis.  Effective July 1, 2006, the Company purchased a fully insured guaranteed cost workers’ compensation insurance policy for losses occurring after June 30, 2006.  This policy replaced the high deductible program for workers’ compensation.  Liabilities associated with the risks that are retained by the Company under the high deductible programs are estimated, in part, by considering historical claims experience and regression analysis.  Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims.  The Company’s liability reserve for unpaid and incurred but not reported claims at January 2, 2010 was approximately $4,577,000.

Employment Agreement

The Company has an employment agreement with a key executive officer that provides for annual retirement compensation for the remainder of his lifetime equal to 25% of his average base salary and bonus earned in the last three fiscal years prior to his retirement.  The Company had accrued $1,873,000 under the terms of the employment agreement as of January 2, 2010.

Property, Plant and Equipment Purchases

As of January 2, 2010, management had authorized expenditures on incomplete projects for the purchase of property, plant and equipment which totaled approximately $1,489,000.  The Company has an ongoing program to remodel existing supermarkets and to add new stores.  During 2009, total capital expenditures were $2,890,000.

(2)   Standby Letters of Credit

All of the Company’s letters of credit renew automatically each year unless the issuer notifies the Company otherwise.  The amount of each outstanding letter of credit pursuant to the Company’s workers’ compensation and general and auto liability insurance programs will be adjusted annually based upon the outstanding claim reserves as of the renewal date.  Each letter of credit obligation related to insurance will cease when all claims for the particular policy year are closed or the Company negotiates a release.

In March 2007, the Company announced a stock repurchase program, authorized by the Board of Directors, to purchase from time to time up to 200,000 shares of its Class A in the open market or in private transactions.  This was in addition to 22,904 shares remaining under prior repurchase authorizations.  The timing, volume and price of purchases are at the discretion of the management of the Company.  No stock was repurchased under this program in 2009, 2008 or 2007.

During 2009 and 2008, the Company paid regular quarterly dividends of 25 cents per share of Class A for a total of approximately $3,161,000 in each year.  In addition, the Company paid a special cash dividend of twenty-five dollars ($25) per share on its outstanding Class A totaling approximately $79,027,000 on December 8, 2008 to stockholders of record at the close of business on November 20, 2008.

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

Inventories and Cost of Sales

Supermarket nonperishable inventories are recorded using the retail method and are stated at the lower of cost or market, with cost determined using the last-in, first-out (LIFO) method.  Perishable inventories are valued at the lower of cost on a first-in, first-out (FIFO) basis or market.  Under the retail inventory method, cost of sales is determined by applying a cost-to-retail ratio to sales for the period to determine cost of sales.  Cost of sales is then deducted from beginning inventory plus purchases to arrive at ending inventory.  The Company performs physical inventories of nonperishable items at all of its locations three times per year, at which time, ending inventory and cost of sales are adjusted to reflect actual inventory on hand and cost of sales.  Physical inventories of perishable products are conducted at the end of each fiscal month.

Approximately 88.6% and 88.2% of the Company’s inventories were valued using the LIFO method as of January 2, 2010 and January 3, 2009, respectively.  The LIFO method assumes that the cost of the most recently purchased items are the first to be sold, and thus, are used to measure cost of sales, leaving the earlier costs residing in the ending inventory valuation.  The Company uses the Link-Chain, Dollar-Value method for purposes of calculating its LIFO charge or credit each year for nonperishable inventories.  This method requires management to compute a cumulative price index which represents the change in inventory cost since the base year (i.e., the beginning of the year in which LIFO was first elected) compared to the current cost of inventory.  The cumulative index is then applied to the current cost of inventory to determine the value of inventory at base year costs.  This computation is performed separately for each of the Company’s individual LIFO pools (i.e., groupings of similar items such as basic grocery, housewares, alcoholic beverages, etc.)  The LIFO method requires management to make assumptions and to apply judgment regarding inventory mix and factors related to the computation of price indices which could impact the ending inventory valuation as well as cost of sales.  If the FIFO method had been used for nonperishable inventories instead of the LIFO method, total inventory as of January 2, 2010 and January 3, 2009 would have been higher by approximately $6,433,000 and $6,025,000, respectively.

The Company evaluates inventory shortages throughout the year based on actual physical counts at its stores and warehouse.  Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages from the last physical count to the financial statement date.   Although the Company has sufficient historical data to record reasonable estimates of inventory shortages, actual results could differ.  As of January 2, 2010, a difference between actual and estimated shortages of, for example, 25 basis points would have an annual impact of approximately $611,000 on cost of sales.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  Impairment is recognized when estimated future cash flows (undiscounted and before interest charges) are less than carrying value.  The factor that most significantly affects the impairment calculation is management’s estimate of future cash flows which is inherently uncertain and relies on various assumptions regarding current and future economic and market conditions and the availability of capital.   The Company’s cash flow projection looks several years into the future and includes assumptions such as the rate of inflation/deflation, the strength of the economy, competition in our trade area, the ability to secure subtenants and the Company’s ability to negotiate early termination agreements.  If impairment analysis assumptions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur.  To the extent that an asset is impaired, the excess of the carrying amount of the asset over its estimated fair value is charged against earnings.  No asset impairment charges or adjustments were recognized during fiscal 2009, 2008 or 2007.

Workers’ Compensation and General and Auto Liability Insurance

The Company is primarily self-insured (i) for losses for all years related to general and auto liability claims and (ii) for all years prior to July 1, 2006 for workers’ compensation for years in which the Company did not enter into a guaranteed cost program.  Where primarily self insured, the Company purchases stop-loss insurance coverage to limit its loss exposure on a per claim basis.  Related accruals are based on reported claims and an estimate of claims incurred but not reported.  The amount of reserves for reported claims are determined by a third party administrator claims representative who considers the individual facts of each claim including severity in arriving at an estimate of the Company’s total exposure.  In addition, the Company analyzes its historical paid and incurred loss trends in order to further develop an estimate of its ultimate cost of reported claims and claims incurred but not reported.  Such estimates and historical trends are not an absolute indication of future results, and the Company reevaluates these reserves quarterly based on the most current information available.  The ultimate cost of claims are impacted by numerous variables including the frequency and severity of claims, legal and legislative trends, changes in benefit levels, the rate of inflation and claim settlement patterns.

Since July 1, 2006, the Company has purchased fully insured guaranteed cost workers’ compensation insurance thereby limiting its exposure for workers’ compensation to the cost of the related insurance premium.  The Company’s self insured workers’ compensation accrual for claims incurred prior to July 2006 decreased from $4,384,000 at the beginning of fiscal 2009 to $3,484,000 at the end of the year as a result of payments of $2,074,000, which amount was partially offset by reserve adjustments of $1,174,000.  The Company expects the workers’ compensation reserve to continue to decline as it continues to pay down and close outstanding workers’ compensation claims which occurred prior to July 1, 2006.  The Company’s reserves for general and auto liability claims increased by approximately $376,000 during fiscal 2009.  The net increase reflects a net accrual, including reserve adjustments, of $541,000 partially offset by payments of $165,000.

Vendor Allowances

The Company receives a variety of allowances from its vendors whose products are sold in Gelson’s stores.  Typically, the vendors are paying the Company to promote their products.  The promotion may be a temporary price reduction, a feature in a print advertisement or newsletter, or placement of the vendor’s product in a preferred location in a store.  The promotions are typically two to four weeks long, and the allowances are recognized as a reduction of cost of sales as the commitment is fulfilled.

Vendor funds that have been earned as a result of completing the required performance under the terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions of inventory.  The amount and timing of recognition of vendor allowances as a reduction of cost of sales, as well as the amount of vendor funds remaining in ending inventory, requires management judgment and estimates.  Management estimates current year purchase volume based on projected and historical data.  In turn, the estimated purchase volume is used to determine the amount of vendor allowances to recognize each period.  The Company does not expect that there will be a significant change in the annual level of vendor support; however, a one percent change in total vendor funds earned would likewise impact gross profit by approximately four basis points as a percent of sales.

Stock Appreciation Rights

Outstanding SARs are revalued at the end of each quarter using the Black-Scholes option-pricing model which incorporates various highly subjective assumptions, including expected term, expected volatility, expected dividend yield and a risk-free interest rate.  The fair value of SARs, as determined using the Black-Scholes option-pricing model, does not necessarily reflect the amount that will be paid out in accordance with the SARs agreement on the date of exercise.  In addition, changes in the market price of the Company’s Class A can and have significantly impacted the recognition or reversal of SARs expense.

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

In April 2009, the FASB issued guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased and on identifying circumstances that indicate a transaction is not orderly.  The guidance also requires disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements.  The guidance was effective for interim and annual reporting periods ending after June 15, 2009.  Adoption of the guidance in the second quarter of 2009 did not have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance establishing the Accounting Standards Codification (ASC) which will serve as a single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of the guidance, the ASC superseded all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the ASC became nonauthoritative.  The guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Adoption of the guidance did not have an impact on the Company’s consolidated financial statements.

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

A change in market prices exposes the Company to market risk related to its investments.  As of January 2, 2010, all investments were classified as available-for-sale securities and totaled $25,201,000.  A hypothetical 10% drop in the market value of these investments would result in a $2,520,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

Item 8.                Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements.

Item 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and the Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of January 2, 2010.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.  Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended January 2, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.              Other Information

None

PART III

Item 10.              Directors and Executive Officers of the Registrant

The information required by this Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the Company’s 2009 fiscal year with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (2010 Proxy Statement).

Item 11.              Executive Compensation

The information required by this Item 11 is incorporated by reference from the 2010 Proxy Statement.

Item 12.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the 2010 Proxy Statement.

Item 13.              Certain Relationships, Related Transactions and Director Independence

The information required by this Item 13 is incorporated by reference from the 2010 Proxy Statement.

Item 14.              Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from the 2010 Proxy Statement.

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

ARDEN GROUP, INC.

Date

By	/s/BERNARD BRISKIN	3/10/10
Bernard Briskin, Chairman of the Board,

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date

/s/BERNARD BRISKIN	3/10/10
Bernard Briskin, Director, Chairman of the Board, President

and Chief Executive Officer

(Principal Executive Officer)

/s/LAURA J. NEUMANN

3/10/10

Laura J. Neumann, Chief Financial Officer

(Principal Financial and Principal Accounting Officer)

/s/M. MARK ALBERT

3/10/10

M. Mark Albert, Director

/s/JOHN G. DANHAKL

3/10/10

John G. Danhakl, Director

/s/ROBERT A. DAVIDOW

3/10/10

Robert A. Davidow, Director

/s/KENNETH A. GOLDMAN

3/10/10

Kenneth A. Goldman, Director

/s/STEVEN ROMICK

3/10/10

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2010.  In making the assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of January 2, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of January 2, 2010 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears on page 31.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Arden Group, Inc. and Consolidated Subsidiaries

We have audited the accompanying consolidated balance sheets of Arden Group, Inc. and Consolidated Subsidiaries (the Company) as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended January 2, 2010.  We also have audited the Company’s internal control over financial reporting as of January 2, 2010, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arden Group, Inc. and Consolidated Subsidiaries, as of January 2, 2010 and January 3, 2009, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended January 2, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Arden Group, Inc. and Consolidated Subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on criteria set forth by the COSO in Internal Control - Integrated Framework.

As discussed in Note 1 to the consolidated financial statements, effective the first day of its fiscal 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (codified in Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures.”)

/s/Moss Adams LLP

Los Angeles, California

March 10, 2010

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	January 2, 2010	January 3, 2009
Assets

Current assets:
Cash and cash equivalents	$13,180	$10,486
Investments	25,201	8,658
Accounts receivable, net of allowance for doubtful accounts of $300 and $297 as of January 2, 2010 and January 3, 2009, respectively	5,423	5,271
Inventories, net	16,874	17,846
Deferred income taxes	2,870	2,586
Other current assets	2,933	3,137

Total current assets	66,481	47,984

Property, plant and equipment, net	40,981	43,792
Deferred income taxes	4,345	4,728
Other assets	3,290	3,306

Total assets	$115,097	$99,810

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$12,366	$14,714
Federal and state income taxes payable	863	195
Other current liabilities	19,327	19,228

Total current liabilities	32,556	34,137

Long-term debt	1,228	1,228
Deferred rent	6,397	6,298
Other liabilities	5,306	6,987

Total liabilities	45,487	48,650

Commitments and contingent liabilities (Notes 14 and 16)

Stockholders’ equity:

Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 3,161,098 shares issued and outstanding as of January 2, 2010 and January 3, 2009, excluding 1,357,200 treasury shares	1,129	1,129
Capital surplus	5,378	5,378
Unrealized gain (loss) on investments, net of tax	(4)	9
Retained earnings	66,860	48,397

	73,363	54,913
Treasury stock, 1,357,200 shares at cost	(3,753)	(3,753)

Total stockholders’ equity	69,610	51,160

Total liabilities and stockholders’ equity	$115,097	$99,810

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(In Thousands, Except Share and Per Share Data)

	Fifty-Two Weeks Ended January 2, 2010	Fifty-Three Weeks Ended January 3, 2009	Fifty-Two Weeks Ended December 29, 2007
Sales	$431,170	$479,117	$485,939

Cost of sales	264,931	294,617	297,948

Gross profit	166,239	184,500	187,991

Selling, general and administrative expense	130,203	144,181	142,814

Operating income	36,036	40,319	45,177

Interest and dividend income	756	2,460	3,340

Other income (expense), net	0	(907)	64

Interest expense	(503)	(365)	(97)

Income before income taxes	36,289	41,507	48,484

Income tax provision	14,665	16,840	19,277

Net income	$21,624	$24,667	$29,207

Other comprehensive gain (loss), net of tax:

Unrealized gain (loss) from available-for-sale securities:

Net unrealized holding gain (loss) arising during the period	(13)	(428)	153

Reclassification adjustment for realized loss included in net income	0	616	0

Net unrealized gain (loss), net of income tax expense (benefit) of ($9) for 2009, $129 for 2008 and $106 for 2007	(13)	188	153

Comprehensive income	$21,611	$24,855	$29,360

Net income per common share:

Basic and diluted	$6.84	$7.80	$9.24

Weighted average common shares outstanding:

Basic and diluted	3,161,098	3,161,098	3,161,098

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Unrealized
				Gain (Loss)				Total
	Common Stock Class A		Capital	on	Retained	Treasury Stock		Stockholders’
(In Thousands, Except Share Data)	Shares	Amount	Surplus	Investments	Earnings	Shares	Amount	Equity

Balance, December 30, 2006	4,518,298	$1,129	$5,378	$(332)	$79,872	1,357,200	$(3,753)	$82,294

Net unrealized gain	0	0	0	153	0	0	0	153
Dividends declared	0	0	0	0	(3,161)	0	0	(3,161)
Net income	0	0	0	0	29,207	0	0	29,207

Balance, December 29, 2007	4,518,298	1,129	5,378	(179)	105,918	1,357,200	(3,753)	108,493

Net unrealized gain	0	0	0	188	0	0	0	188
Dividends declared	0	0	0	0	(82,188)	0	0	(82,188)
Net income	0	0	0	0	24,667	0	0	24,667

Balance, January 3, 2009	4,518,298	1,129	5,378	9	48,397	1,357,200	(3,753)	51,160

Net unrealized loss	0	0	0	(13)	0	0	0	(13)
Dividends declared	0	0	0	0	(3,161)	0	0	(3,161)
Net income	0	0	0	0	21,624	0	0	21,624

Balance, January 2, 2010	4,518,298	$1,129	$5,378	$(4)	$66,860	1,357,200	$(3,753)	$69,610

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fifty-Two Weeks Ended January 2, 2010	Fifty-Three Weeks Ended January 3, 2009	Fifty-Two Weeks Ended December 29, 2007
Cash flows from operating activities:
Cash received from customers	$431,108	$479,578	$485,819
Cash paid to suppliers and employees	(391,957)	(437,970)	(438,044)
Interest and dividends received	565	2,513	3,186
Interest paid	(87)	(109)	(99)
Income taxes paid	(13,895)	(15,545)	(20,660)

Net cash provided by operating activities	25,734	28,467	30,202

Cash flows from investing activities:
Capital expenditures	(2,890)	(5,159)	(3,824)
Purchases of investments	(30,164)	(25,130)	(945)
Sales of investments	13,127	35,556	2
Proceeds from the sale of property, plant and equipment	48	21	28

Net cash provided by (used in) investing activities	(19,879)	5,288	(4,739)

Cash flows from financing activities:
Principal payments under capital lease obligations	0	0	(225)
Cash dividends paid	(3,161)	(82,188)	(3,161)

Net cash used in financing activities	(3,161)	(82,188)	(3,386)

Net increase (decrease) in cash and cash equivalents	2,694	(48,433)	22,077

Cash and cash equivalents at beginning of year	10,486	58,919	36,842

Cash and cash equivalents at end of year	$13,180	$10,486	$58,919

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

	Fifty-Two Weeks Ended January 2, 2010	Fifty-Three Weeks Ended January 3, 2009	Fifty-Two Weeks Ended December 29, 2007
Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$21,624	$24,667	$29,207

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,599	6,110	6,685
Provision for losses on accounts receivable	94	169	45
Deferred income taxes	108	1,923	798
Net loss from the disposal of property, plant and equipment	54	89	30
Realized (gain) loss on investments, net	0	907	(64)
Amortization of premium on investments	472	259	0
Stock appreciation rights compensation expense (income)	(273)	1,823	2,908

Changes in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts and notes receivable	(246)	527	(263)
Inventories	972	3,712	(1,677)
Other current assets	204	(281)	28
Other assets	16	(69)	299

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	(2,402)	(9,148)	(4,621)
Federal and state income taxes payable	668	(608)	(2,411)
Deferred rent	99	154	74
Other liabilities	(1,255)	(1,767)	(836)

Net cash provided by operating activities	$25,734	$28,467	$30,202

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

Fiscal Year

The Company operates on a fiscal year ending on the Saturday closest to December 31.  Fiscal years for the consolidated financial statements included herein ended on January 2, 2010 (fiscal 2009 - 52 weeks), January 3, 2009 (fiscal 2008 - 53 weeks) and December 29, 2007 (fiscal 2007 - 52 weeks).

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

Investments

The Company invests in marketable securities including mutual funds and debt and equity securities.  Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.  The Company reviews its investment portfolio on a quarterly basis to determine if market declines below book value may be other-than-temporary.  Any decline that is determined to be other-than-temporary is recorded as a loss on the Consolidated Statements of Operations and Comprehensive Income in accordance with authoritative guidance.  As of January 2, 2010, the book value of the Company’s investments exceeded the market value by approximately $8,000.

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date.  Debt securities that the Company does not intend to hold to maturity and equity securities are classified as available-for-sale.  As of January 2, 2010, all marketable securities were classified as available-for-sale.  Investments are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.  The cost of investments sold is determined based on the Specific Identification method.

Accounts Receivable

The Company monitors vendor receivables and extensions of credit on an ongoing basis and has not experienced significant losses related to its receivables.  At January 2, 2010, the Company believes that it did not have significant credit risk concentrations.  No customer or vendor represented greater than 3% of total accounts receivable.

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

Leased property meeting certain capital lease criteria is capitalized and the present value of the related lease payments is recorded as a liability.  Amortization of capitalized leased assets is computed on the straight-line method over the shorter of the estimated useful life or the initial lease term.  There were no capitalized leases at January 2, 2010 and January 3, 2009.

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

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  Impairment is recognized when estimated future cash flows (undiscounted and before interest charges) are less than carrying value.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital.  If impairment analysis assumptions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur.  To the extent that an asset is impaired, the excess of the carrying amount of the asset over its estimated fair value is charged against earnings.  No impairments were recorded in 2009, 2008 or 2007.

Workers’ Compensation and General and Auto Liability Costs

In June 2003, the Company terminated its guaranteed cost workers’ compensation policy and purchased a high deductible workers’ compensation policy.  Accordingly, the Company was primarily self-insured for losses related to workers’ compensation for claims incurred prior to July 1, 2006, as well as general and auto liability claims.  The Company maintained stop-loss coverage to limit its loss exposure on a per claim basis and was insured for covered costs in excess of per claim limits.  Since July 1, 2006, the Company has purchased fully insured guaranteed cost workers’ compensation insurance to replace the high deductible program.  The Company continues to maintain an accrual for claims incurred prior to July 2006 under the high deductible program which is based on both reported claims and an estimate of claims incurred but not reported.  The Company’s workers’ compensation and general and auto liability reserves for unpaid and incurred but not reported claims at January 2, 2010 and January 3, 2009 were approximately $4,577,000 and $5,101,000, respectively.  While the ultimate amount of claims incurred are dependent on future developments, the recorded reserves reflect management’s best estimate of claims to be incurred.

Revenue Recognition

The Company recognizes revenue at the time of sale.  Discounts given to customers are recorded at the point of sale as a reduction of revenues.  The Company maintains a bad debt allowance for receivables from vendors and Gelson’s charge card users.  Valuation reserves are adjusted periodically based on historical recovery rates.  The Company records income from licensing arrangements, subleases, leases and finance charges as they are earned.  Income from all licensing arrangements, rental income and finance charges represents approximately 1% of sales for all periods presented and, therefore, is not disclosed separately on the Consolidated Statements of Operations and Comprehensive Income.

Gelson’s sells gift cards (and previously gift certificates) to its customers in its retail stores.  The gift cards and certificates do not have an expiration date and Gelson’s does not charge an administrative fee on unused gift cards.  The Company records unredeemed gift cards and certificates under Accounts Payable, Trade on its Consolidated Balance Sheets.  In the past, the Company has recognized revenue from gift cards and certificates only when they were redeemed by its customers.  Beginning in the first quarter of 2009, the Company began recording revenue when the likelihood of the gift cards and certificates being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards and certificates to relevant jurisdictions (gift card breakage).  The Company determined the appropriate gift card breakage rate based on an analysis of historical redemption patterns.  As a result of this analysis, the Company determined that the likelihood of Gelson’s gift cards and certificates being redeemed beyond three years from the date of issuance is remote.  During 2009, the Company recorded $490,000 of revenue related to gift card breakage of which $432,000 was related to prior years and was recorded in the first quarter of 2009.  Gift card breakage is included in Sales on the Consolidated Statements of Operations and Comprehensive Income.

Cost of Sales

Cost of sales includes product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Warehouse and transportation costs include receiving costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center and distribution system.  Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products.  Advertising costs, net of vendor reimbursements, are expensed as incurred and include the cost of the Gelson’s newsletter, newspaper ads and other print advertising.  Occupancy costs consist of rent, common area charges (where applicable), depreciation and utilities related to Gelson’s operations.  The following table summarizes warehouse, transportation, purchasing, net advertising and occupancy costs for 2009, 2008 and 2007.

(In Thousands)	2009	2008	2007

Warehouse and transportation	$7,014	$7,046	$7,117
Purchasing	2,814	3,008	2,964
Advertising	1,335	1,049	1,017
Occupancy	22,930	23,624	23,436
	$34,093	$34,727	$34,534

Fair Value Measurements

Fair value is defined as the amount that would be received upon sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The authoritative guidance establishes a fair value hierarchy which prioritizes the types of inputs to valuation techniques that companies may use to measure fair value.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1).  The next highest priority is given to inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly (Level 2).  The lowest priority is given to unobservable inputs in which there is little or no market data available and which require the reporting entity to develop its own assumptions (Level 3).  The fair value of the Company’s financial assets and liabilities measured on a recurring basis includes investments which appear under Assets on the Condensed Consolidated Balance Sheets.  The following table sets forth the fair value of investments as of January 2, 2010 and January 3, 2009 including the input level used to determine fair value at the measurement date.

(In Thousands)	Level 1	Level 2	Level 3	Total

As of January 2, 2010	$25,201	$0	$0	$25,201

As of January 3, 2009	5,077	3,581	0	8,658

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

Vendor Allowances

The Company receives a variety of allowances from its vendors whose products are sold in Gelson’s stores.  Typically, the vendors are paying the Company to promote their products.  The promotion may be a temporary price reduction, a feature in a print advertisement or newsletter, or placement of the vendor’s product in a preferred location in a store.  The promotions are typically two to four weeks long and are recognized as a reduction of cost of sales when earned.

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

Stock Appreciation Rights

The Company has outstanding stock appreciation rights (SARs) that have been granted to non-employee directors and certain employees.  Each SAR entitles the holder to receive cash upon exercise equal to the excess of the fair market value of a share of the Company’s Class A Common Stock (Class A), as determined in accordance with the SARs agreement, on the date of exercise over the fair market value of such share on the date granted.  SARs granted prior to December 2007 vest 25% each year beginning at the end of the first year and expire five years from the date of grant.  SARs granted in December 2007 or later vest 25% each year beginning at the end of the third year and expire seven years from the date of grant.

The fair value of each SAR is estimated on the date of grant and, subsequently, at the end of each reporting period using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model incorporates various highly subjective assumptions, including expected term and volatility.  The Company has reviewed its historical pattern of SARs exercises and has determined that meaningful differences in SARs exercise activity exist between employees and non-employee directors.  Consequently, the Company has categorized SARs into two groups for valuation purposes, as well as separate groups based on grant date.  Expected volatility was determined based on historical volatility using weekly data.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected SARs life assumed at the date of grant less the time that has elapsed since the grant date.  The expected term was calculated based on historical experience.  Authoritative guidance also requires that a forfeiture assumption be applied to awards that are classified as liabilities such as SARs.  However, cash-settled SARs are remeasured at fair value at the end of each reporting period and, therefore, the impact of actual forfeitures will be reflected only at each remeasurement date.

The assumptions used in the Black-Scholes option-pricing model as of January 2, 2010:

Dividend yield	.674%	-	.952%
Expected volatility	26.737%	-	43.540%
Risk-free interest rate	.194%	-	2.956%
Expected average term	3.19	-	5.45 years

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

In April 2009, the FASB issued guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased and on identifying circumstances that indicate a transaction is not orderly.  The guidance also requires disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements.  The guidance was effective for interim and annual reporting periods ending after June 15, 2009.  Adoption of the guidance in the second quarter of 2009 did not have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance establishing the Accounting Standards Codification (ASC) which will serve as a single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of the guidance, the ASC superseded all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the ASC became nonauthoritative.  The guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Adoption of the guidance did not have an impact on the Company’s consolidated financial statements.

2.       Investments

Marketable securities are shown on the accompanying Consolidated Balance Sheets at their fair value.

(In Thousands)	Cost	Unrealized Gain (Loss)	Fair Value

As of January 2, 2010:
Debt Securities:
Government sponsored	$5,010	$1	$5,011
State government	3,895	(3)	3,892
Corporate	12,288	(9)	12,279
Mutual Funds	4,016	3	4,019
Total	$25,209	$(8)	$25,201

As of January 3, 2009:
Debt Securities:
Corporate	$8,643	$15	$8,658
Total	$8,643	$15	$8,658

Realized net losses from the sale of investments were $0, $907,000 and $0 in 2009, 2008 and 2007, respectively.  In addition, the Company recognized capital gain income from mutual funds of $0, $0 and $64,000 in 2009, 2008 and 2007, respectively.  Realized net gain or loss from the sale of investments and capital gain income are included in other income (expense), net on the Consolidated Statements of Operations and Comprehensive Income.

3.       Accounts Receivable, Net

	January 2,	January 3,
(In Thousands)	2010	2009
Accounts receivable, trade	$2,559	$2,883
Other accounts receivable	3,164	2,685
	5,723	5,568
Less: Allowance for doubtful accounts	(300)	(297)
	$5,423	$5,271

The provision for doubtful accounts in 2009, 2008 and 2007 was approximately $94,000, $169,000 and $45,000 respectively.

4.       Inventories

Inventories valued by the LIFO method totaled $14,214,000 at January 2, 2010 and $15,031,000 at January 3, 2009.  Inventory balances would have been $6,433,000 and $6,025,000 higher at the end of 2009 and 2008, respectively, if they had been stated at the lower of FIFO cost or market.

5.       Significant Supplier

During 2009, the Company procured approximately 16% of its product through Unified Grocers, Inc. (Unified), a grocery wholesale cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits in order to purchase product from the cooperative.  As of January 2, 2010, the Company had approximately $1,628,000 on deposit with Unified in addition to approximately $694,000 related to ownership of equity shares in Unified.  There is no established public trading market for Unified’s  shares.  The deposit and equity ownership are recorded under other assets on the Consolidated Balance Sheets.

Unified pays dividends annually in December of each year.  Dividends are paid in arrears and are based on a percentage of the Company’s qualifying purchases from Unified, which percentage is typically established by Unified at or after the end of each year.  The Company accrues patronage dividend income as a reduction of cost of sales ratably throughout the year based on a review of prior dividend history, projected purchase volume and an estimate of Unified’s current year patronage earnings.  The accrual is adjusted each year, as needed, based on the actual amount received from Unified in December.

6.       Property, Plant and Equipment

	January 2,	January 3,
(In Thousands)	2010	2009

Land	$8,633	$8,633
Buildings and improvements	9,836	9,837
Store fixtures and office equipment	47,193	46,270
Transportation equipment	4,060	4,134
Machinery and equipment	1,982	1,930
Leasehold improvements	50,376	50,875
Leasehold interests	4,538	4,538
Assets under construction	332	975
	126,950	127,192

Accumulated depreciation and amortization	(85,969)	(83,400)
	$40,981	$43,792

Depreciation and amortization expense was $5,599,000, $6,110,000 and $6,685,000 in 2009, 2008 and 2007, respectively.

7.       Other Current Liabilities

	January 2,	January 3,
(In Thousands)	2010	2009

Employee compensated absences	$5,280	$5,426
Taxes (excluding income taxes)	3,008	3,080
Payroll	2,326	1,733
Employee benefits	1,838	2,446
Workers’ compensation	1,707	1,349
Dividends payable	790	790
Rent	571	742
Stock appreciation rights	227	108
Other	3,580	3,554
	$19,327	$19,228

8.       Long-Term Debt

	Current		Non-Current
	January 2,	January 3,	January 2,	January 3,
(In Thousands)	2010	2009	2010	2009
7% Subordinated Income Debentures due September 1, 2014	$0	$0	$1,228	$1,228

The Company has revolving lines of credit in the amount of $20,000,000 which expires in August 2010 and $3,000,000 which expires in November 2010.  Borrowings bear interest at the bank’s prime rate or at the adjusted London Interbank Offer Rate (LIBOR) plus a margin up to 1.2%.  At the end of 2009 and 2008, there were no amounts borrowed against either of the revolving lines of credit.  The Company currently maintains four standby letters of credit aggregating $8,769,000 in connection with lease and self-insurance requirements.  The standby letters of credit reduce the available borrowings under its revolving lines of credit.

Debentures: The indenture relating to the 7% Subordinated Income Debentures (7% Debentures), due September 1, 2014, provides for interest payable semi-annually on March 1 and September 1 to the extent that current annual net income is sufficient therefor, or at the discretion of the Company, out of available retained earnings.  All interest due and payable as of January 2, 2010 was paid.  The 7% Debentures are recorded at face value which approximates its fair value.

9.       Capital Stock

Class A Common Stock:  The Company is authorized to issue 10,000,000 shares of Class A, par value $.25 per share.  At January 2, 2010 and January 3, 2009, the number of shares issued were 4,518,298, including 1,357,200 treasury shares.  In March 2007, the Company announced a stock repurchase program, authorized by the Board of Directors, to purchase from time to time up to 200,000 shares of its Class A in the open market or in private transactions.  This was in addition to 22,904 shares remaining under prior repurchase authorizations.  The timing, volume and price of purchases are at the discretion of the management of the Company.  No stock was repurchased under this program in 2009, 2008 or 2007.

During 2009 and 2008, the Company paid regular quarterly dividends of 25 cents per share of Class A for a total of approximately $3,161,000 in each year.  In addition, on December 8, 2008, the Company paid a special cash dividend of twenty-five dollars ($25) per share on its outstanding Class A totaling approximately $79,027,000 to stockholders of record at the close of business on November 20, 2008.  On January 20, 2010, the Company paid a regular quarterly cash dividend of 25 cents per share of Class A, aggregating approximately $790,000, to stockholders of record on December 31, 2009.

10.     Stock Appreciation Rights

The Company has granted SARs covering shares of the Company’s Class A to non-employee directors and certain employees of the Company and its subsidiaries.  Each SAR entitles the holder to receive upon exercise thereof the excess of the fair market value of a share of Class A, as determined in accordance with the SARs agreement, on the date of exercise over the fair market value of such share on the date granted.  SARs granted prior to December 2007 vest 25% each year beginning at the end of the first year and expire five years from the date of grant.  SARs granted in December 2007 or later vest 25% each year beginning at the end of the third year and expire seven years from the date of grant.  SARs transactions during the past three years are summarized below.

	SARs
	Officers and		Non-Employee
	Employees		Directors
		Weighted		Weighted
	SARs	Average Price	SARs	Average Price

Outstanding as of 12/30/06	43,650	$58.46	47,500	$53.83

Granted	72,000	$145.91	45,000	$140.79
Exercised	22,675	$54.97	35,000	$52.52
Forfeited	3,750	$86.22	0	$0.00

Outstanding as of 12/29/07	89,225	$128.75	57,500	$122.69

Granted	0	$0.00	0	$0.00
Exercised	17,100	$58.40	15,000	$68.09
Forfeited	0	$0.00	0	$0.00

Outstanding as of 1/3/09	72,125	$145.42	42,500	$141.96

Granted	3,500	$94.98	0	$0.00
Exercised	500	$57.00	0	$0.00
Forfeited	7,000	$146.44	0	$0.00

Outstanding as of 1/2/10	68,125	$143.38	42,500	$141.96

Exercisable as of 1/2/10	375		2,500

The aggregate intrinsic value of fully vested SARs as of January 2, 2010 was $0.

The following table summarizes information about the Company’s SARs outstanding at January 2, 2010:

	SARs Outstanding			SARs Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
SARs - Officers & Employees
$121.03	1,125	2.2 years	$121.03	375	$121.03
$146.44	63,500	4.9 years	$146.44	0	$0.00
$94.98	3,500	6.9 years	$94.98	0	$0.00
	68,125	5.0 years	$143.38	375	$121.03

SARs - Non-Employee Directors
$121.03	7,500	2.2 years	$121.03	2,500	$121.03
$146.44	35,000	4.9 years	$146.44	0	$0.00
	42,500	4.4 years	$141.96	2,500	$121.03

SARs compensation expense is included in SG&A expense on the Consolidated Statements of Operations and Comprehensive Income.  Authoritative guidance requires the Company to remeasure the fair value of SARs each reporting period until the award is settled.  Compensation expense must be recognized or reversed each reporting period for changes in fair value and vesting.  During 2009, the Company reversed $273,000 of SARs compensation expense recognized in prior periods due to a decrease in the fair value of SARs during the year partially offset by additional vesting.  The Company recognized $1,823,000 and $2,908,000 of SARs compensation expense in 2008 and 2007, respectively.

As of January 2, 2010, assuming no change in the SARs fair value, there was approximately $1,046,000 of total unrecognized compensation cost related to outstanding SARs which was expected to be recognized over a weighted average period of 3.8 years were it not for the exchange discussed in Note 18.  The total intrinsic value of SARs exercised during 2009 was approximately $34,000.  Intrinsic value represents the amount by which the current fair value of SARs exceeds the grant price.

11.     Retirement Plans

The Company contributes to multi-employer union pension plans, administered by various trustees, which may be deemed to be defined benefit plans.  Contributions to these plans are based upon negotiated labor contracts.  Information relating to accumulated benefits and fund assets as they may be allocable to the participants at January 2, 2010, is not available to the Company.  The Company records pension expense for these plans as contributions are earned.  The Company’s total union pension expense for all plans for 2009, 2008 and 2007 amounted to $4,730,000, $5,065,000 and $5,332,000, respectively.

The Arden Group, Inc. 401(k) Retirement Savings Plan (401(k) Plan) covers all non-union employees of the Company and its subsidiaries who have attained the age of 18 and have completed the applicable service requirement, as well as retirees and employees who have terminated but remain participants in the 401(k) Plan.  On the first of the month following the completion of one month of service, the 401(k) Plan provides that, with certain limitations, a qualifying employee may elect to contribute up to 100% of such employee’s annual compensation to the 401(k) Plan up to a maximum of $16,500 in 2009 on a tax-deferred basis.  In addition, employees over the age of 50 may elect to make catch up contributions up to a maximum of $5,500 in 2009.  The Company made discretionary contributions to the 401(k) Plan of $295,000, $716,000 and $929,000 for 2009, 2008 and 2007, respectively.

An employment agreement with a key executive officer provides for annual post-employment compensation equal to 25% of his average base salary and bonus earned in the last three fiscal years prior to the cessation of his employment with the Company.  The officer is entitled to monthly payments during his lifetime beginning with the termination of his employment for any reason other than his breach of the employment agreement or termination for cause.  The Company has accrued its obligation under the terms of the employment agreement.  The Company decreased the accrual during 2009, 2008 and 2007 and recognized income of approximately $249,000, $45,000 and $44,000, respectively.  The decrease in the accrual is primarily due to a change in estimate based on the refining of the assumptions and underlying data, including the estimated payout term.  This accrual is recorded under other liabilities on the Consolidated Balance Sheets and totaled approximately $1,873,000 as of January 2, 2010.

12.     Multi-Employer Union Health Care Plans

The Company contributes to multi-employer union health care plans, administered by various trustees, in accordance with the provisions of various labor contracts.  Contributions to these plans are generally based on the number of straight-time hours worked.  The Company’s expense for these plans totaled $8,815,000, $9,258,000 and $9,789,000 for 2009, 2008 and 2007, respectively.  The majority of Gelson’s employees are members of the United Food & Commercial Workers International Union (UFCW).  The Company contributes to a multi-employer health and welfare trust fund on behalf of its employees who are members of the UFCW.  This fund was overfunded during 2007 contract negotiations.  Consequently, the employers negotiated a significant reduction in the average hourly contribution rates for health care which was expected to substantially reduce the overfunded status of the fund during the term of the new contract between the UFCW and the employers which expires March 6, 2011.  The Company’s health and welfare contribution rate was scheduled to increase effective with hours worked during March 2009 and after; however, the Company was notified by the Southern California United Food & Commercial Workers Unions and the Food Employers Joint Trust Funds (Trust), during the first quarter of 2009, that the increase had been suspended.  The Trust is in the process of reviewing their health and welfare reserves.  Based on informal discussions, the Company currently anticipates that it will be notified in April 2010 of an increase effective beginning with March 2010 hours worked.  The Trust has indicated that the increase could be significant.  Except as discussed above, there were no employer withdrawals, shortfall contributions, maintenance of benefit clauses or other material changes that affected the comparability of employer and multi-employer contributions from year to year.

13.     Income Taxes

The composition of the federal and state income tax provision (benefit) is as follows:

(In Thousands)	2009	2008	2007

Current:
Federal	$11,369	$11,550	$14,702
State	3,198	3,239	3,671
Total current tax provision	14,567	14,789	18,373

Deferred:
Federal	115	1,652	540
State	(17)	399	364
Total deferred tax provision	98	2,051	904
Total income tax provision	$14,665	$16,840	$19,277

The Company’s deferred tax assets (liabilities) were attributable to the following:

	January 2,	January 3,
(In Thousands)	2010	2009

Deferred tax assets:
Deferred rent	$2,607	$2,566
Accrued expenses	1,819	1,749
Self-insured reserves	1,679	1,860
Property, plant and equipment	1,415	1,582
State income taxes	1,120	1,150
Accrued vacation	1,103	1,134
Other	805	771
Deferred tax assets	10,548	10,812

Deferred tax liabilities:
Deferred gain on debenture exchange	(2,211)	(2,372)
Other	(1,122)	(1,126)
Deferred tax liabilities	(3,333)	(3,498)
Deferred income taxes, net	$7,215	$7,314

Reconciliation of the statutory federal rate and effective rate is as follows:

(In Thousands, Except	2009		2008		2007
Percentage Amounts)	Amount	Rate	Amount	Rate	Amount	Rate

Federal tax at statutory rate	$12,701	35.0%	$14,527	35.0%	$16,969	35.0%
State income taxes, net of federal tax benefit	2,085	5.7%	2,385	5.8%	2,786	5.7%
Other	(121)	(.3)%	(72)	(.2)%	(478)	(.9)%
	$14,665	40.4%	$16,840	40.6%	$19,277	39.8%

On the first day of its 2007 fiscal year, the Company adopted guidance related to accounting for uncertainty in income taxes issued by the FASB.  This guidance prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of January 2, 2010 and January 3, 2009, the Company had approximately $1,000 and $6,000, respectively, of unrecognized tax benefits, all of which would have little impact on our effective tax rate if recognized.  The Company does not believe that the unrecognized tax benefit will change significantly within the 2010 fiscal year.  The following table reconciles the amount recorded for unrecognized tax benefits for the year ended January 2, 2010:

(In Thousands)	2009

Unrecognized tax benefits — beginning of year	$6
Decrease due to lapse of statute of limitations	(5)
Unrecognized tax benefits — end of year	$1

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and SG&A expense, respectively, in the Consolidated Statements of Operations and Comprehensive Income.  A reversal of interest recognized in prior periods of $58,000 and $2,000 was recorded in 2009 and 2008, respectively.  No interest was recognized or reversed during 2007.  No penalties were recognized during 2009, 2008 or 2007.  As of January 2, 2010 and January 3, 2009, the Company had approximately $24,000 and $82,000 accrued for interest, respectively, and no accrual for penalties at the end of either period.  The interest accrual is net of the applicable federal and state tax savings which would result if the interest were paid out.

The Company files income tax returns in the U.S. federal jurisdiction and the California state jurisdiction.  The Company is no longer subject to federal and state tax examinations for years before 2006 and 2005, respectively.

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

All leases and subleases with an initial term greater than one year are accounted for as either capital leases, operating leases or subleases, as appropriate, in accordance with authoritative guidance.

Assets Under Capital Leases:  Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease.  Contingent rentals associated with capital leases in 2009, 2008 and 2007 were $0, $0 and $231,000, respectively, and accordingly have been charged to expense as incurred.  There were no capital leases outstanding as of January 2, 2010 or January 3, 2009.

Operating Leases and Subleases:  The Company is obligated under operating leases, primarily for land and buildings, which expire at various dates through 2027.  Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at January 2, 2010 are as follows:

		Deduct	Net
		Sublease	Rental
(In Thousands)	Commitments	Rentals	Commitments

2010	$10,896	$664	$10,232
2011	10,233	689	9,544
2012	9,975	532	9,443
2013	9,318	78	9,240
2014	8,679	23	8,656
Thereafter	72,300	0	72,300
	$121,401	$1,986	$119,415

Rent expense under operating leases was as follows:

(In Thousands)	2009	2008	2007

Minimum rent	$11,590	$11,324	$10,900

Contingent rent	1,030	1,356	1,122

	12,620	12,680	12,022

Sublease rentals	(2,027)	(2,110)	(1,963)

	$10,593	$10,570	$10,059

15.     Related Party Transactions

A director of the Company is a partner of a law firm which performs legal services for the Company.

16.     Commitments and Contingent Liabilities

The Company has an employment agreement with a key executive officer and shareholder which currently expires on January 1, 2012.  In addition to a base salary, the agreement provides for a bonus based on pre-tax earnings.  No maximum compensation limit exists.  Total salary and bonus expensed in 2009, 2008 and 2007 was approximately $1,709,000, $2,154,000 and $2,385,000, respectively.  The unpaid bonus at year end is recorded under other current liabilities on the Consolidated Balance Sheets.  For fiscal 2009, this key executive voluntarily reduced the bonus to which he was contractually entitled to 70% of his prior year bonus.  The officer is also entitled to monthly payments during his lifetime beginning with the termination of his employment for any reason other than his breach of the employment agreement or termination for cause.  The Company has accrued its obligation under the terms of the employment agreement as discussed in Note 11.

The Company is primarily self-insured for losses related to general and auto liability claims and, for certain years prior to July 1, 2006, for workers’ compensation as well.  The Company purchased a fully insured guaranteed cost workers’ compensation insurance policy for losses occurring after June 30, 2006.  This policy replaced the high deductible program for workers’ compensation and is currently effective through June 30, 2010.  For claims prior to July 1, 2006, the Company maintains stop-loss coverage to limit its loss exposure on a per claim basis.  Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis.  Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred are dependent on future developments, the reserve represents the Company’s best estimate of future payments related to claims.  The Company’s liability reserve for unpaid claims and incurred but not reported claims at January 2, 2010 and January 3, 2009 was approximately $4,577,000 and $5,101,000, respectively, and is recorded under other current liabilities and other liabilities on the Consolidated Balance Sheets.

As of January 2, 2010, management had authorized expenditures on incomplete projects for the construction and purchase of property, plant and equipment which totaled approximately $1,489,000.

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

17.     Selected Quarterly Financial Data (Unaudited)

(In Thousands, Except Per Share Data)

				Basic and Diluted
		Gross	Net	Net Income
Quarter	Sales	Profit	Income	Per Share (1)

2008
First	$118,816	$45,547	$6,529	$2.07
Second	116,616	44,925	6,614	2.09
Third	114,156	43,457	4,114	1.30
Fourth	129,529	50,571	7,410	2.34

2009
First	$108,847	$42,847	$5,833	$1.85
Second	107,851	41,361	4,671	1.48
Third	103,754	39,605	4,668	1.48
Fourth	110,718	42,426	6,452	2.03

(1)     Earnings per share is calculated using the weighted average outstanding shares for the quarter.  The fourth quarter of 2008 was a 14 week quarter compared to 13 weeks in the fourth quarter of 2009.

18.     Subsequent Events

Dividends

On January 20, 2010, the Company paid a regular quarterly cash dividend of $0.25 per share on its Class A totaling approximately $790,000 to stockholders of record on December 31, 2009.

Stock Appreciation Rights (Unaudited)

In January 2010, current holders of the Company’s SARs with a grant date on or before December 6, 2007 were offered the opportunity to exchange their then outstanding SARs units for an equal number of new SARs units with a lower grant price of $110 and a new vesting period.  Existing grant prices for these units ranged from $121.03 to $146.44.  Ordinarily, the grant price is determined based upon the fair market value of a share of the Company’s Class A on the date of grant.  On the date the exchange offer was made to these SARs holders, the Class A closing price was $95.98 per share. For those holders who accepted the Company’s exchange offer, the new SARs were granted effective January 15, 2010 and expire January 15, 2017.  The fair market value of a share of the Company’s Class A on the grant date was $108.71.  In the event that the SARs holder opted to exchange their SARs, they also agreed to start their vesting period over. The new SARs vest 25% each year beginning at the end of the third year and expire seven years from the date of grant.  Of the 110,625 SARs units outstanding at fiscal 2009 year end, 99,000 SARs units were exchanged.  The Company had accrued approximately $830,000 related to the exchanged SARs as of January 2, 2010.  These same SARs units were valued at $817,000 as of January 15, 2010 just prior to the exchange.  After the exchange, the accrual of $817,000 was reversed in fiscal 2010.  The Company will continue to measure the fair value of the new SARs at the end of each reporting period going forward and will recognize compensation expense to reflect any increase in fair value and vesting if appropriate.

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

10.4*

Third Amendment to Employment Agreement as of December 31, 2008, by and between Arden Group, Inc., Arden-Mayfair, Inc., AMG Holdings, Inc. and Gelson’s Markets and Bernard Briskin, filed as Exhibit 10.4 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended January 3, 2009 and incorporated herein by reference.

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

Exhibit

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•  Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report.