Form 10-Q
period 2010-04-03
ARDEN GROUP INC
filed 2010-05-12
CIK 225051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

The number of shares outstanding of the registrant’s class of common stock as of May 7, 2010 was:

3,161,098 shares of Class A Common Stock

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)	April 3, 2010	January 2, 2010

Assets
Current assets:
Cash and cash equivalents	$14,636	$13,180
Investments	33,350	25,201
Accounts receivable, net of allowance for doubtful accounts, of $194 and $300 as of April 3, 2010 and January 2, 2010, respectively	5,313	5,423
Inventories, net	14,913	16,874
Deferred income taxes	2,899	2,870
Other current assets	2,962	2,933

Total current assets	74,073	66,481

Property, plant and equipment, net	39,909	40,981
Deferred income taxes	4,345	4,345
Other assets	3,272	3,290

Total assets	$121,599	$115,097

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$13,124	$12,366
Federal and state income taxes payable	3,427	863
Other current liabilities	18,747	19,327

Total current liabilities	35,298	32,556

Long-term debt	1,228	1,228
Deferred rent	6,398	6,397
Other liabilities	4,822	5,306

Total liabilities	47,746	45,487

Commitments and contingent liabilities (Note 5)

Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 3,161,098 shares issued and outstanding as of April 3, 2010 and January 2, 2010 excluding 1,357,200 treasury shares	1,129	1,129
Capital surplus	5,378	5,378
Unrealized loss on investments, net of tax	(45)	(4)
Retained earnings	71,144	66,860
	77,606	73,363
Treasury stock, 1,357,200 shares at cost	(3,753)	(3,753)

Total stockholders’ equity	73,853	69,610

Total liabilities and stockholders’ equity	$121,599	$115,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Thirteen Weeks Ended
(In Thousands, Except Share and Per Share Data)	April 3, 2010	April 4, 2009

Sales	$104,777	$108,847
Cost of sales	64,484	66,000
Gross profit	40,293	42,847
Selling, general and administrative expense	31,788	33,077
Operating income	8,505	9,770
Interest and dividend income	295	103
Interest expense	(237)	(30)
Income before income taxes	8,563	9,843
Income tax provision	3,489	4,010

Net income	$5,074	$5,833

Other comprehensive loss, net of tax:

Net unrealized holding loss from available-for-sale securities, net of income tax benefit of $29 and $3 for 2010 and 2009, respectively	(42)	(4)

Comprehensive income	$5,032	$5,829

Basic and diluted net income per common share	$1.61	$1.85
Basic and diluted weighted average common shares outstanding	3,161,098	3,161,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirteen Weeks Ended
(In Thousands)	April 3, 2010	April 4, 2009

Cash flows from operating activities:
Cash received from customers	$104,812	$109,104
Cash paid to suppliers and employees	(93,236)	(97,438)
Interest and dividends received	350	156
Interest paid	(43)	(43)
Income taxes paid	(925)	(230)

Net cash provided by operating activities	10,958	11,549

Cash flows from investing activities:
Capital expenditures	(277)	(1,251)
Purchases of investments	(19,578)	(4,083)
Sales of investments	11,143	3,577
Proceeds from the sale of property, plant and equipment	0	18

Net cash used in investing activities	(8,712)	(1,739)

Cash flows from financing activities:
Cash dividends paid	(790)	(790)

Net cash used in financing activities	(790)	(790)

Net increase in cash and cash equivalents	1,456	9,020

Cash and cash equivalents at beginning of period	13,180	10,486

Cash and cash equivalents at end of period	$14,636	$19,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Thirteen Weeks Ended
(In Thousands)	April 3, 2010	April 4, 2009

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$5,074	$5,833

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,347	1,395
Provision for losses on account receivable	19	24
Net loss from the disposal of property, plant and equipment	2	10
Amortization of premium on investments	216	31
Stock appreciation rights compensation expense (income)	(602)	(192)

Change in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts receivable	91	312
Inventories	1,961	1,876
Other current assets	(29)	(103)
Other assets	18	15

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	379	(1,047)
Federal and state income taxes payable	2,564	3,780
Deferred rent	1	(27)
Other liabilities	(83)	(358)

Net cash provided by operating activities	$10,958	$11,549

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

The accompanying condensed consolidated financial statements for the thirteen weeks ended April 3, 2010 and April 4, 2009 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles in the United States (GAAP) for interim financial information.  These financial statements have not been audited by an independent registered public accounting firm but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) regulations.  Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2009 Annual Report on Form 10-K.  The results of operations for the thirteen week period ended April 3, 2010 are not necessarily indicative of the results to be expected for the full year ending January 1, 2011.

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

Gelson’s sells gift cards (and previously gift certificates) to its customers in its retail stores.  The gift cards and certificates do not have an expiration date and Gelson’s does not charge an administrative fee on unused gift cards.  The Company records unredeemed gift cards and certificates under Accounts Payable, Trade on its Condensed Consolidated Balance Sheets.  In the past, the Company has recognized revenue from gift cards and certificates only when they were redeemed by its customers.  Beginning in the first quarter of 2009, the Company began recording revenue when the likelihood of the gift cards and certificates being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards and certificates to relevant jurisdictions (gift card breakage).  The Company determined the appropriate gift card breakage rate based on an analysis of historical redemption patterns.  As a result of this analysis, the Company determined that the likelihood of Gelson’s gift cards and certificates being redeemed beyond three years from the date of issuance is remote.  During the first quarter of 2009, the Company recorded $454,000 of revenue related to gift card breakage of which $432,000 was related to prior years.  During the first quarter of 2010, the Company recognized $13,000 of gift card breakage revenue.  Gift card breakage is included in Sales on the Condensed Consolidated Statements of Operations and Comprehensive Income.

Cost of Sales

Cost of sales includes product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Warehouse and transportation costs include receiving costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center and distribution system.  Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products for resale.  Advertising costs, net of vendor reimbursements, are expensed as incurred.  Occupancy costs consist of rent, common area charges (where applicable), depreciation and utilities related to Gelson’s operations.  The following table summarizes warehouse, transportation, purchasing, advertising, net of vendor reimbursements, and occupancy costs for the first quarter of 2010 and 2009.

	Thirteen Weeks Ended
(In Thousands)	April 3, 2010	April 4, 2009

Warehouse and transportation	$1,731	$1,749
Purchasing	738	732
Advertising	422	202
Occupancy	5,492	5,751
	$8,383	$8,434

Fair Value Measurements

Fair value is defined as the amount that would be received upon sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The authoritative guidance establishes a fair value hierarchy which prioritizes the types of inputs to valuation techniques that companies may use to measure fair value.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1).  The next highest priority is given to inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly (Level 2).  The lowest priority is given to unobservable inputs in which there is little or no market data available and which require the reporting entity to develop its own assumptions (Level 3).  The fair value of the Company’s financial assets and liabilities measured on a recurring basis includes investments which appear under Assets on the Condensed Consolidated Balance Sheets.  The following table sets forth the fair value of investments as of April 3, 2010 including the input level used to determine fair value at the measurement date.

(In Thousands)	Level 1	Level 2	Level 3	Total

Investments	$33,350	$0	$0	$33,350

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

2.       Multi-Employer Pension and Health Care Plans

The Company contributes to several multi-employer union pension and health care plans, administered by various trustees, in accordance with the provisions of various labor contracts.  Pension and health care costs are generally based on the number of straight-time hours worked and the contribution rate per hour as stipulated in the Company’s various collective bargaining agreements.  Union pension and health care plan expense totaled approximately $3,708,000 and $3,444,000 in the first quarter of 2010 and 2009, respectively.

The Arden Group, Inc. 401(k) Retirement Savings Plan (Plan) covers all nonunion employees of the Company and its subsidiaries who have attained the age of eighteen and have completed the applicable service requirement.  The Plan provides that, with certain limitations, an employee with at least one month of service may elect to contribute up to 100% of such employee’s annual compensation to the Plan up to a maximum of $16,500 in 2010 on a tax-deferred basis, in addition to catch up contributions up to a maximum of $5,500 for employees over the age of 50.  Employees are eligible to participate in the Company’s discretionary contributions beginning on January 1 or July 1 following the completion of one year of service.  The Company accrued $98,000 and $268,000 during the first quarter of 2010 and 2009, respectively, for anticipated contributions.

3.       Stock Appreciation Rights

The Company has outstanding stock appreciation rights (SARs) that have been granted to non-employee directors and certain employees.  Each SAR entitles the holder to receive cash upon exercise equal to the excess of the fair market value of a share of the Company’s Class A Common

Stock (Class A), as determined in accordance with the SARs agreement, on the date of exercise over the grant price.  SARs granted prior to December 2007 vest 25% each year beginning at the end of the first year and expire five years from the date of grant.  SARs granted in December 2007 or later vest 25% each year beginning at the end of the third year and expire seven years from the date of grant.

In January 2010, holders of the Company’s SARs with a grant date on or before December 6, 2007 were offered the opportunity to exchange their then outstanding SARs units for an equal number of new SARs units with a lower grant price of $110 and a new vesting period.  Existing grant prices for these units ranged from $121.03 to $146.44.  Ordinarily, the grant price is determined based upon the fair market value of a share of the Company’s Class A on the date of grant.  On January 4, 2010, when the exchange offer was made to these SARs holders, the Class A closing price was $95.98 per share.  For those holders who accepted the Company’s exchange offer, the new SARs were granted effective January 15, 2010 and expire January 15, 2017.  The Class A closing price on the January 15, 2010 grant date was $108.71.  SAR holders who opted to exchange their SARs also agreed to restart their vesting period.  The new SARs vest 25% each year beginning at the end of the third year and expire seven years from the date of grant.  Of the 110,625 SARs units outstanding at fiscal 2009 year end, 99,000 SARs units were exchanged.  Just prior to the exchange on January 15, 2010, the Company had accrued approximately $817,000 for the exchanged SARs.  After the exchange, the accrual of $817,000 was reversed.  The Company estimated the grant date fair value of the new SARs units to be an average of approximately $32.62 per SARs unit.

The fair value of each SAR is estimated on the date of grant and, subsequently, at the end of each reporting period using the Black-Scholes option-pricing model which relies on the use of various highly subjective assumptions.  The assumptions used in the Black-Scholes option-pricing model for the first quarter ended April 3, 2010 were as follows:

Dividend yield	.508%	-	.873%
Expected volatility	35.714%	-	44.165%
Risk-free interest rate	.274%	-	2.806%
Expected average term	3.52	-	5.45 years

SARs compensation expense must be recognized each reporting period for changes in fair value and vesting.  During the first quarter of 2010, the Company reversed $602,000 of SARs compensation expense recognized in prior periods due to the exchange of SARs discussed above partially offset by an increase in the fair value of SARs outstanding as of the end of the quarter and additional vesting.  The Company reversed $192,000 of SARs compensation expense during the same period of 2009.  SARs compensation expense is recorded in Selling, General and Administrative (SG&A) Expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.  No SAR units were exercised during the first quarter of 2010.  As of April 3, 2010, assuming no forfeitures or change in the SARs fair value, there was $3,821,000 of total unrecognized compensation cost related to SARs which is expected to be recognized over a weighted average period of approximately 5.6 years.  As of April 3, 2010, there were 110,625 SARs units outstanding.

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

6.       Recent Accounting Standards

In April 2009, the Financial Accounting Standards Board (FASB) issued guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased and on identifying circumstances that indicate a transaction is not orderly.  The guidance also requires disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements.  The guidance is effective for interim and annual reporting periods ending after June 15, 2009.  Adoption of the guidance in the second quarter of 2009 did not have any impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued authoritative guidance that will require entities to make new disclosures about recurring or nonrecurring fair value measurements of assets and liabilities, including 1) the amounts of significant transfers between Level 1 and Level 2 fair value measurements and the reasons for the transfers, 2) the reasons for any transfers in or out of Level 3, and 3) information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements. The FASB also clarified existing fair value measurement disclosure guidance about the level of disaggregation of assets and liabilities, and information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for certain detailed Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years, the new guidance became effective for the Company’s first quarter of 2010.  The Company did not have transfers of assets or liabilities in or out of Level 1 fair value measurements and does not have assets or liabilities requiring Level 3 fair value measurements. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

7.       Subsequent Events

On April 20, 2010, the Company paid a regular quarterly cash dividend of $0.25 per share on Class A totaling approximately $790,000 to stockholders of record on March 31, 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company.  Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, other parts of this report and other Company filings are forward-looking statements.  These statements discuss, among other things, future sales, operating results and financial condition.  Such statements may be identified by such words as “anticipate,” “expect,” “may,” “believe,” “could,” “estimate,” “project,” and similar words or phrases.  Forward-looking statements reflect the Company’s current plans and expectations regarding important risk factors and are based on information currently known to the Company.  The Company cautions readers that any forward-looking statements contained in this report or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended January 2, 2010.  The risks described in the Company’s Annual Report on Form 10-K are not the only risks it faces.  Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material could also have an adverse effect on the Company’s future sales, operating results or financial position.  The Company does not undertake any obligation to update forward-looking statements.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities.  Management has established accounting policies that they believe are appropriate in order to reflect the accurate reporting of the Company’s operating results, financial position and cash flows.  The Company applies these accounting policies in a consistent manner.  Management bases its estimates on historical experience, current and expected economic conditions and various other factors that management believes to be reasonable under the circumstances.  These estimates and assumptions form the basis for making judgments about various aspects of the Company’s business, including the carrying values of assets and liabilities that are not readily apparent from other sources.  The Company reevaluates these significant factors and makes adjustments where facts and circumstances dictate.  Future events and their effects cannot be determined with absolute certainty, and therefore actual results may differ from estimates.  As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010, management considers its policies on accounting for inventories and cost of sales, impairment of long-lived assets, insurance reserves, vendor allowances and share-based compensation to be the most critical in the preparation of the Company’s financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

Overview

Arden Group, Inc. is a holding company which conducts operations through its first and second tier wholly-owned subsidiaries, Arden Mayfair, Inc. and Gelson’s Markets, respectively.  Gelson’s operates eighteen full-service supermarkets in Southern California.  Gelson’s caters to the upscale customer who expects superior quality, service and merchandise selection.  In addition to the customary supermarket offerings, Gelson’s offers specialty items such as imported foods, unusual delicatessen items and organic and natural food products.  Gelson’s stores include the typical service departments such as meat, seafood, delicatessen, floral, sushi, cheese and bakery.  In addition, some stores offer further services including fresh pizza, coffee bars, hot bars, gelato bars and carving carts offering cooked meats.

The Company’s management focuses on a number of performance indicators in evaluating financial condition and results of operations.  Same store sales, gross profit and labor costs are some of the key factors that management considers.  Both sales and gross profit are significantly influenced by competition in our trade area.  Gelson’s faces competition from regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson’s), stores specializing in natural and organic foods, specialty and gourmet markets and grocery departments in mass merchandise and club stores.  The current economic downturn has led to even greater competition in the grocery industry.  As discretionary income has declined, some consumers have reduced their spending and are making more value conscious decisions which has caused us to compete for fewer customer dollars and has forced us to keep our retail prices low as our competitors have also reduced their prices in an attempt to maintain or increase their own market share.

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

The Company contributes to a multi-employer health care and pension plan trust on behalf of its employees who are members of the UFCW.  All employers who participate in a multi-employer plan are required to contribute at the same hourly rate based on straight-time hours worked in order to fund the plan.  The Company’s health and welfare contribution rate was scheduled to increase effective with hours worked during March 2009 and after; however, the Company was notified by the Trust, in the first quarter of 2009, that the increase had been suspended beginning March 2009.  The Company was recently notified that the UFCW health and welfare contribution rate would increase effective March 2010 to the maximum allowable rate under the current collective bargaining agreement.  The new health and welfare contribution rate is 57.1% higher than the previous rate.  As a result, the average weekly health and welfare expense for March 2010 was approximately $76,000 higher than it would have been prior to the contribution rate increase.  The contract allows for an additional increase up to a maximum of 5.2% effective February 2011.  The increase in health and welfare costs, as well as the labor cost issue discussed above will negatively impact the Company’s profitability unless it is able to offset the increased expense through a combination of sales growth, increased gross margin, management of labor hours, decreased labor turnover and cost savings in other areas.  Current economic conditions make it difficult to achieve significant sales growth and increased profit margins.

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

Another component of labor related expense is the cost of workers’ compensation.  For claims incurred prior to July 1, 2006, the Company is primarily self-insured through the use of a high deductible policy which provides the Company with stop-loss coverage to limit its exposure on a per claim basis and provides coverage for qualifying costs in excess of per claim limits.  Effective July 2006, the Company purchased a one-year fully insured guaranteed cost workers’ compensation insurance policy to replace the high deductible program for losses occurring after June 30, 2006.  The guaranteed cost program eliminates the Company’s risk against claims occurring after June 30, 2006 and has resulted in lower workers’ compensation expense compared to the high deductible program.  The Company has continued to renew the guaranteed cost policy annually.  The Company continues to maintain an accrual for claims incurred prior to July 2006 under the high deductible program.  That accrual is based on both undeveloped reported claims and an estimate of claims incurred but not reported.  While the Company devotes substantial time and commitment to maintaining a safe work environment, the ultimate cost of workers’ compensation is highly dependent upon legal and legislative trends, the inflation rate of health care costs and the Company’s ability to manage the frequency and severity of claims.

The Company’s current and prior quarterly results have frequently reflected fluctuations in operating income as a result of adjustments recorded to reflect the change in the fair value of SARs that have been granted to non-employee directors and certain employees.  Each SAR entitles the holder to receive cash upon exercise equal to the excess of the fair market value of a share of the Company’s Class A, as determined in accordance with the SARs agreement, on the date of exercise over the grant price.  Fluctuations in the market price of the Company’s Class A from the end of the previous period impact the recognition or reversal of SARs compensation expense in the period being reported upon.  Since the Company cannot predict future fluctuations in the market price of its stock, it also cannot forecast future SARs compensation expense adjustments and the extent to which operating income will be impacted.  Volatility in the stock market makes this harder than ever to predict.

Results of Operations

First Quarter Analysis

Same store sales from the Company’s eighteen supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $104,777,000 during the first quarter of 2010 compared to $108,847,000 in the first quarter of 2009. The 3.7% decrease in sales reflects the negative impact of current economic conditions and competition in our trade area.  Sales in the first quarter of 2010 included sales from Easter and Passover which did not occur until the second quarter of 2009.  Consequently, the decrease in sales in the first quarter of 2010 compared to the same period of the prior year would have been greater if these holiday sales had occurred in the same quarter of both fiscal 2010 and 2009.  The impact of these holiday sales was somewhat offset by the recognition of revenue related to gift card breakage of $432,000 during the first quarter of 2009 which related to prior periods.  See Note 1 under Notes to Condensed Consolidated Financial Statements for further information regarding gift cards and certificates.

The Company’s gross profit as a percent of sales was 38.5% in the first quarter of 2010 compared to 39.4% in the same period of 2009.  The decrease in gross profit as a percent of sales reflects competitive pricing implemented by the Company in an effort to retain market share as well as the prior period adjustment related to gift card breakage revenue recorded in the first quarter of 2009 as discussed above.  In calculating gross profit, the Company deducts product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 30.3% in the first quarter of 2010 compared to 30.4% in the same period of 2009. The decrease in SG&A expense as a percent of sales is due to a decrease in SARs compensation expense during the first quarter of 2010 compared to the same period of the prior year.  During the first quarter of 2010, the Company reversed $602,000 of SARs compensation expense recognized in prior periods due to the exchange of SARs discussed above partially offset by an increase in the fair value of SARs outstanding as of the end of the quarter and additional vesting.  During the first quarter of 2009, the Company reversed $192,000 of SARs compensation expense recognized in prior periods.  SG&A expense also decreased as a percent of sales due to a reduction in labor hours.  The decrease in SG&A expense as a percent of sales was significantly offset by increases in UFCW health & welfare costs as discussed above, as well as an increase in advertising expenditures in an effort to draw more customers into our stores.

CAPITAL EXPENDITURES/LIQUIDITY

The Company’s current cash position, including investments and net cash provided by operating activities, is the primary source of funds available to meet the Company’s capital expenditure and liquidity requirements.  The Company’s cash position, including investments, at the end of the first quarter of 2010 was $47,986,000.  During the thirteen weeks ended April 3, 2010, the Company generated $10,958,000 of cash from operating activities compared to $11,549,000 in the same period of 2009.  The decrease in net cash provided by operating activities reflects the lower net income earned during the first quarter of 2010 compared to the same period of the prior year.

Cash not required for the immediate needs of the Company is temporarily invested in U.S. Treasuries, certificates of deposit, commercial paper and corporate and government bonds.  The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.

The Company also has two revolving lines of credit totaling $23,000,000 available for standby letters of credit, funding operations and expansion.  There were no outstanding borrowings against either of the revolving lines as of April 3, 2010.  The Company currently maintains four standby letters of credit aggregating $9,219,000 pursuant to the Company’s lease requirements and general and auto liability and workers’ compensation self-insurance programs.  The standby letters of credit reduce the available borrowings under its revolving lines.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of April 3, 2010:

	Contractual Cash Obligations (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

7% Subordinated Income Debentures Due September 2014 Including Interest	$1,615	$86	$172	$1,357	$0
Operating Leases	120,604	10,814	20,354	18,136	71,300

Total Contractual Cash Obligations (1)	$122,219	$10,900	$20,526	$19,493	$71,300

	Other Commercial Commitments (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby Letters of Credit (2)	$9,219,000	$9,219,000	$0	$0	$0

(1)   Other Contractual Obligations

The Company had the following other contractual cash obligations at April 3, 2010.  The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments are unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to general and auto liability claims and for all open years prior to July 1, 2006 for workers’ compensation.  The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis.  Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis.  Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims.  The Company’s workers’ compensation and liability insurance reserves for reported claims and an estimate of claims incurred but not reported at April 3, 2010 totaled $4,206,000.  For workers’ compensation claims incurred after June 30, 2006, the Company is fully insured under guaranteed cost insurance policies.

Employment Agreement

The Company has an employment agreement with a key executive officer that provides for annual retirement compensation for the remainder of his lifetime equal to 25% of his average base salary and bonus earned in the last three fiscal years prior to the cessation of his employment plus certain other benefits.  The Company had accrued $1,779,000 under the terms of the employment agreement as of April 3, 2010.

Property, Plant and Equipment Purchases

As of April 3, 2010, management had authorized expenditures on incomplete projects for the purchase of property, plant and equipment which totaled approximately $1,763,000.  The Company has an ongoing program to remodel existing supermarkets and to add new stores.  During the first quarter of 2010, capital expenditures were $277,000.

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

On April 20, 2010, the Company paid a regular quarterly cash dividend of $0.25 per share of Class A totaling approximately $790,000 to stockholders of record on March 31, 2010.

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

A change in market prices exposes the Company to market risk related to its investments.  As of April 3, 2010, all investments were classified as available-for-sale securities and totaled $33,350,000.  A hypothetical 10% drop in the market value of these investments would result in a $3,335,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

The Company has employed what it believes to be a conservative investment strategy.  As a result of the current economic climate, the Company has shifted its investments into what it believes are low risk investments with high credit, quality institutions.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company, has performed an evaluation of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.  Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended April 3, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K.

ITEM 6.  EXHIBITS

10.1	Form of Non-Employee Director Phantom Stock Unit Agreement with each of M. Mark Albert, John G. Danhakl, Robert A. Davidow, Kenneth A. Goldman and Steven Romick dated January 15, 2010.

10.2	Employee Phantom Stock Unit Agreement with Laura J. Neumann dated January 15, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDEN GROUP, INC.
Registrant

Date:	May 12, 2010	/s/LAURA J. NEUMANN
Laura J. Neumann
Chief Financial Officer
(Authorized Signatory)