Form 10-Q
period 2010-07-03
ARDEN GROUP INC
filed 2010-08-11
CIK 225051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

The number of shares outstanding of the registrant’s class of common stock as of August 6, 2010 was:

3,161,098 shares of Class A Common Stock

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)	July 3, 2010	January 2, 2010

Assets
Current assets:
Cash and cash equivalents	$17,698	$13,180
Investments	28,211	25,201
Accounts receivable, net of allowance for doubtful accounts, of $171 and $300 as of July 3, 2010 and January 2, 2010, respectively	6,233	5,423
Inventories, net	14,651	16,874
Deferred income taxes	2,895	2,870
Other current assets	2,339	2,933

Total current assets	72,027	66,481

Property, plant and equipment, net	39,760	40,981
Deferred income taxes	4,345	4,345
Other assets	3,273	3,290

Total assets	$119,405	$115,097

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$12,281	$12,366
Federal and state income taxes payable	0	863
Other current liabilities	17,815	19,327

Total current liabilities	30,096	32,556

Long-term debt	1,228	1,228
Deferred rent	6,372	6,397
Other liabilities	4,633	5,306

Total liabilities	42,329	45,487

Commitments and contingent liabilities (Note 5)

Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 3,161,098 shares issued and outstanding as of July 3, 2010 and January 2, 2010 excluding 1,357,200 treasury shares	1,129	1,129
Capital surplus	5,378	5,378
Unrealized loss on investments, net of tax	(38)	(4)
Retained earnings	74,360	66,860
	80,829	73,363
Treasury stock, 1,357,200 shares at cost	(3,753)	(3,753)

Total stockholders’ equity	77,076	69,610

Total liabilities and stockholders’ equity	$119,405	$115,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In Thousands, Except Share and Per Share Data)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Sales	$101,960	$107,851	$206,737	$216,698
Cost of sales	63,032	66,490	127,516	132,490
Gross profit	38,928	41,361	79,221	84,208
Selling, general and administrative expenses	32,221	33,516	64,009	66,593
Operating income	6,707	7,845	15,212	17,615
Interest and dividend income	344	162	639	265
Interest expense	(289)	(122)	(526)	(152)
Income before income taxes	6,762	7,885	15,325	17,728
Income tax provision	2,756	3,214	6,245	7,224

Net income	$4,006	$4,671	$9,080	$10,504

Other comprehensive gain (loss), net of tax:

Net unrealized holding gain (loss) from available-for-sale securities, net of income tax expense (benefit) of $5 and ($24) for 2010 and ($7) and ($10) for 2009, respectively	8	(10)	(34)	(14)

Comprehensive income	$4,014	$4,661	$9,046	$10,490

Basic and diluted net income per common share	$1.27	$1.48	$2.87	$3.32
Basic and diluted weighted average common shares outstanding	3,161,098	3,161,098	3,161,098	3,161,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twenty-Six Weeks Ended
(In Thousands)	July 3, 2010	July 4, 2009

Cash flows from operating activities:
Cash received from customers	$207,240	$216,832
Cash paid to suppliers and employees	(188,301)	(193,028)
Interest and dividends received	572	40
Interest paid	(52)	(43)
Income taxes paid	(8,375)	(8,320)

Net cash provided by operating activities	11,084	15,481

Cash flows from investing activities:
Capital expenditures	(1,451)	(1,882)
Purchases of investments	(23,685)	(21,171)
Sales of investments	20,143	6,577
Proceeds from the sale of property, plant and equipment	7	47

Net cash used in investing activities	(4,986)	(16,429)

Cash flows from financing activities:
Cash dividends paid	(1,580)	(1,580)

Net cash used in financing activities	(1,580)	(1,580)

Net increase (decrease) in cash and cash equivalents	4,518	(2,528)

Cash and cash equivalents at beginning of period	13,180	10,486

Cash and cash equivalents at end of period	$17,698	$7,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Twenty-Six Weeks Ended
(In Thousands)	July 3, 2010	July 4, 2009

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$9,080	$10,504

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,669	2,766
Provision for losses on account receivable	19	76
Net (gain) loss from the disposal of property, plant and equipment	(4)	3
Amortization of premium on investments	474	131
Stock appreciation rights compensation expense (income)	(565)	421

Change in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts receivable	437	(87)
Inventories	2,223	3,200
Other current assets	594	1,009
Other assets	17	17

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	(1,384)	(1,049)
Federal and state income taxes payable	(2,129)	(1,096)
Deferred rent	(25)	(50)
Other liabilities	(322)	(364)

Net cash provided by operating activities	$11,084	$15,481

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

The accompanying condensed consolidated financial statements for the thirteen and twenty-six weeks ended July 3, 2010 and July 4, 2009 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles in the United States (GAAP) for interim financial information.  These financial statements have not been audited by an independent registered public accounting firm but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) regulations.  Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2009 Annual Report on Form 10-K.  The results of operations for the twenty-six week period ended July 3, 2010 are not necessarily indicative of the results to be expected for the full year ending January 1, 2011.

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

Gelson’s sells gift cards (and previously gift certificates) to its customers in its retail stores.  The gift cards and certificates do not have an expiration date and Gelson’s does not charge an administrative fee on unused gift cards.  The Company records unredeemed gift cards and certificates under Accounts Payable, Trade on its Condensed Consolidated Balance Sheets.  Until the first quarter of 2009, the Company recognized revenue from gift cards and certificates only when they were redeemed by its customers.  Beginning in the first quarter of 2009, the Company began recording revenue when the likelihood of the gift cards and certificates being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards and certificates to relevant jurisdictions (gift card breakage).  The Company determined the appropriate gift card breakage rate based on an analysis of historical redemption patterns.  As a result of this analysis, the Company determined that the likelihood of Gelson’s gift cards and certificates being redeemed beyond three years from the date of issuance is remote.  During the first half of 2009, the Company recorded $469,000 of revenue related to gift card breakage of which $432,000 was related to prior years.  During the first half of 2010, the Company recognized $24,000 of gift card breakage revenue.  Gift card breakage is included in Sales on the Condensed Consolidated Statements of Operations and Comprehensive Income.

Cost of Sales

Cost of sales includes product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Warehouse and transportation costs include receiving costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center and distribution system.  Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products for resale.  Advertising costs, net of vendor reimbursements, are expensed as incurred.  Occupancy costs consist of rent, common area charges (where applicable), depreciation and utilities related to Gelson’s operations.  The following table summarizes warehouse, transportation, purchasing, advertising, net of vendor reimbursements, and occupancy costs for the thirteen and twenty-six weeks ended July 3, 2010 and July 4, 2009.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Warehouse and Transportation	$1,708	$1,711	$3,439	$3,460
Purchasing	663	687	1,401	1,419
Advertising	481	253	903	455
Occupancy	5,467	5,615	10,959	11,366

	$8,319	$8,266	$16,702	$16,700

Fair Value Measurements

The fair value of the Company’s financial assets and liabilities which are measured on a recurring basis includes Investments which appear under Assets on the Condensed Consolidated Balance Sheets.  As of July 3, 2010, all of the Company’s investments were valued using Level 1 inputs as the investment portfolio consists of investment securities that are actively traded in the marketplace.  Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures” defines Level 1 inputs as those that are based on quoted prices in active markets for identical assets or liabilities.

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

2.       Multi-Employer Pension and Health Care Plans

The Company contributes to several multi-employer union pension and health care plans, administered by various trustees, in accordance with the provisions of various labor contracts.  Pension and health care costs are generally based on the number of straight-time hours worked and the contribution rate per hour as stipulated in the Company’s various collective bargaining agreements.  Union pension and health care plan expense totaled approximately $4,288,000 and $3,414,000 in the second quarter of 2010 and 2009, respectively.  Contributions were approximately $7,996,000 for the first half of 2010 compared to $6,858,000 in the same period of the prior year.

The Arden Group, Inc. 401(k) Retirement Savings Plan (Plan) covers all nonunion employees of the Company and its subsidiaries who have attained the age of eighteen and have completed the applicable service requirement.  The Plan provides that, with certain limitations, an employee with at least one month of service may elect to contribute up to 100% of such employee’s annual compensation to the Plan up to a maximum of $16,500 in 2010 on a tax-deferred basis, in addition to catch up contributions up to a maximum of $5,500 for employees over the age of 50.  Employees are eligible to participate in the Company’s discretionary contributions beginning on January 1 or July 1 following the completion of one year of service.  The Company accrued $86,000 and $259,000 during the second quarter of 2010 and 2009, respectively, for anticipated contributions.  The Company accrued $184,000 and $527,000 during the first six months of 2010 and 2009, respectively.

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

The fair value of each SAR is estimated on the date of grant and, subsequently, at the end of each reporting period using the Black-Scholes option-pricing model which relies on the use of various highly subjective assumptions.  The assumptions used in the Black-Scholes option-pricing model for the second quarter ended July 3, 2010 were as follows:

Dividend yield	0%	-	1.077%
Expected volatility	29.698%	-	44.100%
Risk-free interest rate	.209%	-	1.843%
Expected average term	5.19	-	5.52 years

SARs compensation expense must be recognized each reporting period for changes in fair value and vesting.  During the second quarter of 2010, the Company recognized $37,000 of SARs compensation expense, which amount was due to additional vesting partially offset by a decrease in the fair value of SARs during the quarter.  The Company recorded $613,000 of SARs compensation expense during the same period of 2009. On a year-to-date basis for 2010, the Company reversed $565,000 of SARs compensation expense recognized in prior periods.  During the first half of 2009, the Company recorded SARs compensation expense of $421,000.  SARs compensation expense is recorded in Selling, General and Administrative (SG&A) Expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.  No SAR units were exercised during the second quarter of 2010.  As of July 3, 2010, assuming no forfeitures or change in the SARs fair value, there was $2,276,000 of total unrecognized compensation cost related to SARs which is expected to be recognized over a weighted average period of approximately 5.4 years.  As of July 3, 2010, there were 110,625 SARs units outstanding.

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

6.       Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued authoritative guidance that requires entities to make new disclosures about recurring or nonrecurring fair value measurements of assets and liabilities, including 1) the amounts of significant transfers of assets and liabilities between Level 1 and Level 2 fair value measurements and the reasons for the transfers, 2) the reasons for any transfers in or out of Level 3, and 3) information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements. The FASB also clarified existing fair value measurement disclosure guidance about the level of disaggregation of assets and liabilities, and information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for certain detailed Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years, the new guidance became effective for the Company’s first quarter of 2010.  The Company did not have transfers of assets or liabilities in or out of Level 1 fair value measurements and does not have assets or liabilities requiring Level 3 fair value measurements. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

7.       Subsequent Events

On July 20, 2010, the Company paid a regular quarterly cash dividend of $0.25 per share on Class A totaling approximately $790,000 to stockholders of record on June 30, 2010.  The Company also declared a regular quarterly cash dividend of $0.25 per share on Class A to be paid on October 20, 2010 to stockholders of record on September 30, 2010.

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

The Company’s management focuses on a number of performance indicators in evaluating financial condition and results of operations.  Same store sales, gross profit and labor costs are some of the key factors that management considers.  Both sales and gross profit are significantly influenced by competition in our trade area.  Gelson’s faces competition from regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson’s), stores specializing in natural and organic foods, specialty and gourmet markets and grocery departments in mass merchandise and club stores.  The current economic downturn has led to even greater competition in the grocery industry.  As discretionary income has declined, some consumers have reduced their spending and are making more value conscious decisions which has caused us to compete for fewer customer dollars and has forced us to lower some of our retail prices as our competitors have also reduced their prices in an attempt to maintain or increase their own market share.

Labor and other related payroll costs are the second largest expense (after product cost) incurred by Gelson’s, and thus is a financial measure which is carefully monitored by management.  As of fiscal 2009 year end, Gelson’s had approximately 1,274 full-time and 860 part-time store, warehouse and office employees.  The majority of Gelson’s employees are members of the United Food & Commercial Workers International Union (UFCW).  The Company’s current contract with the UFCW expires March 6, 2011.  The agreement that the three major retailers in our trade area reached with the UFCW provides for hourly wage rates based on job classification and experience that, in some cases, are less than those agreed to by Gelson’s.  This could affect our ability to compete with grocery retailers whose hourly rates are less than our own.  In addition, certain of the Company’s warehouse and office employees are members of the International Brotherhood of Teamsters (Teamsters Union).  The Company’s contract with the Teamsters Union expires September 19, 2010.

The Company contributes to a multi-employer health care and pension plan trust on behalf of its employees who are members of the UFCW.  All employers who participate in a multi-employer plan are required to contribute at the same hourly rate based on straight-time hours worked in order to fund the plan.  The Company’s health and welfare contribution rate was scheduled to increase effective with hours worked during March 2009 and after; however, the Company was notified by the United Food & Commercial Workers Unions and Food Employers Trust Funds (Trust), in the first quarter of 2009, that the increase had been suspended.  In March 2010, the Company was notified that the UFCW health and welfare contribution rate would increase effective March 2010 to the maximum allowable rate under the current collective bargaining agreement.  As a result, average weekly health and welfare expense has been running approximately $75,000 higher than it would have if not for the recent increase.  The contract allows for an additional increase in the health and welfare contribution rate up to a maximum of 5.2% effective February 2011.  The increase in health and welfare costs, as well as the labor cost issue discussed above, has negatively impacted the Company’s profitability and will continue to unless the Company is able to offset the increased expense through a combination of sales growth, increased gross margin, reduced labor hours and cost savings in other areas.  Current economic conditions make it difficult to achieve significant sales growth and increased profit margins.  A significant reduction in labor hours is equally difficult without jeopardizing customer service.

The ongoing economic downturn has had a significant impact on the funded status of the health care and pension plans to which the Company contributes.  Many factors influence the funded status of the plans including changes in the cost of health care, the return on investments of assets held by the plan, changes to benefits offered under the plan and government regulations.  The Company anticipates that both health care and pension benefits will be important topics in upcoming and future negotiations.  If, in the future, the Company and other participating employers are unable to negotiate an acceptable agreement with the union concerning employee benefits, a labor dispute could result or the negotiations could result in a new agreement requiring higher contribution rates.  In addition, if any of the participating employers in the plan withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to cover the underfunded liabilities associated with its participants, the Company may be required to make additional contributions.  Each of these scenarios could negatively impact the Company’s financial condition and results of operations.

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

Results of Operations

Second Quarter Analysis

Same store sales from the Company’s eighteen supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $101,960,000 during the second quarter of 2010 compared to $107,851,000 in the second quarter of 2009. The 5.5% decrease in sales reflects the negative impact of current economic conditions and competition in our trade area.  In addition, sales in the second quarter of 2010 were lower than the second quarter of the prior year due to Easter and Passover sales which occurred in the second quarter of 2009 but in the first quarter of 2010.

The Company’s gross profit as a percent of sales was 38.2% in the second quarter of 2010 compared to 38.4% in the same period of 2009.  The decrease in gross profit as a percent of sales reflects competitive pricing implemented by the Company in an effort to retain sales.  In calculating gross profit, the Company deducts product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 31.6% in the second quarter of 2010 compared to 31.1% in the same period of 2009.  The increase in SG&A expense as a percent of sales is predominately due to the increase in the health & welfare contribution rate as discussed above.  Contributions to the health & welfare trust were somewhat offset by a reduction in labor hours worked as a result of decreased sales.  SG&A expense as a percent of sales is also higher due to an increase in UFCW hourly wage rates effective March 2010 in accordance with the current collective bargaining agreement.  The increase in SG&A expense as a percent of sales in the second quarter of 2010 was partially offset by a decrease in SARs compensation expense compared to the prior year.  In the second quarter of 2010, the Company recognized $37,000 of SARs compensation expense, which amount was due to additional vesting partially offset by a decrease in the fair value of SARs since the beginning of the quarter.  In comparison, the Company recorded $613,000 of SARs compensation expense in the second quarter of 2009.

Year-To-Date Analysis

Same store sales from the Company’s 18 supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $206,737,000 during the first half of 2010.  This represents a decrease of 4.6% from the same period of the prior year, when sales were $216,698,000.  Sales during 2010 were negatively impacted by economic conditions and competition in our trade area.

The Company’s gross profit as a percent of sales was 38.3% in the first six months of 2010 compared to 38.9% in the same period of 2009.  The decrease in gross profit as a percent of sales reflects aggressive retail pricing implemented by the Company in an effort to retain sales.  The competitive pressure on retail prices was partially mitigated by an increase in vendor rebates during the first half of 2010 compared to the same period of 2009.  In calculating gross profit, the Company deducts product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 31.0% in the first six months of 2010 compared to 30.7% in the same period of 2009.  The increase in SG&A expense as a percent of sales is primarily due to the increase in the health & welfare contribution rate effective March 2010, as well as the increase in UFCW hourly wage rates as discussed above.  The increase in SG&A expense as a percent of sales was partially offset by a reduction in store labor hours and a decrease in SARs compensation expense.  During the first half of 2010, the Company reversed $565,000 of SARs compensation expense recognized in prior periods.  In comparison, SARs compensation expense of $421,000 was recognized in the same period of 2009.

CAPITAL EXPENDITURES/LIQUIDITY

The Company’s current cash position, including investments and net cash provided by operating activities, is the primary source of funds available to meet the Company’s capital expenditure and liquidity requirements.  The Company’s cash position, including investments, at the end of the second quarter of 2010 was $45,909,000.  During the twenty-six weeks ended July 3, 2010, the Company generated $11,084,000 of cash from operating activities compared to $15,481,000 in the same period of 2009.  The decrease in net cash provided by operating activities reflects lower sales volume during the first half of 2010 compared to the same period of the prior year and a reduction in income tax payments in early 2009 due to lower than expected income in late 2008.

Cash not required for the immediate needs of the Company is temporarily invested in U.S. Treasuries, certificates of deposit, commercial paper and corporate and government bonds.  The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.

The Company also has two revolving lines of credit totaling $23,000,000 available for standby letters of credit, funding operations and expansion.  There were no outstanding borrowings against either of the revolving lines as of July 3, 2010.  The Company currently maintains four standby letters of credit aggregating $9,219,000 pursuant to the Company’s lease requirements and general and auto liability and workers’ compensation self-insurance programs.  The standby letters of credit reduce the available borrowings under its revolving lines.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of July 3, 2010:

	Contractual Cash Obligations (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

7% Subordinated Income Debentures Due September 2014 Including Interest	$1,615	$86	$172	$1,357	$0
Operating Leases	118,010	10,700	20,249	17,931	69,130

Total Contractual Cash Obligations (1)	$119,625	$10,786	$20,421	$19,288	$69,130

	Other Commercial Commitments (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby Letters of Credit (2)	$9,219	$9,219	$0	$0	$0

(1)          Other Contractual Obligations

The Company had the following other contractual cash obligations at July 3, 2010.  The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments are unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to general and auto liability claims and for all open years prior to July 1, 2006 for workers’ compensation.  The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis.  Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis.  Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims.  The Company’s workers’ compensation and liability insurance reserves for reported claims and an estimate of claims incurred but not reported at July 3, 2010 totaled $3,899,000.  For workers’ compensation claims incurred after June 30, 2006, the Company is fully insured under guaranteed cost insurance policies.

Employment Agreement

The Company has an employment agreement with a key executive officer that provides for annual retirement compensation for the remainder of his lifetime equal to 25% of his average base salary and bonus earned in the last three fiscal years prior to the cessation of his employment plus certain other benefits.  The Company accrued $1,686,000 under the terms of the employment agreement as of July 3, 2010.

Property, Plant and Equipment Purchases

As of July 3, 2010, management had authorized expenditures on incomplete projects for the purchase of property, plant and equipment which totaled approximately $834,000.  The Company has an ongoing program to remodel existing supermarkets and to add new stores.  During the first half of 2010, capital expenditures were $1,451,000.

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

On July 20, 2010, the Company paid a regular quarterly cash dividend of $0.25 per share of Class A totaling approximately $790,000 to stockholders of record on June 30, 2010.

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

A change in market prices exposes the Company to market risk related to its investments.  As of July 3, 2010, all investments were classified as available-for-sale securities and totaled $28,211,000.  A hypothetical 10% drop in the market value of these investments would result in a $2,821,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.  Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended July 3, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ARDEN GROUP, INC.
Registrant

Date:	August 11, 2010	/s/LAURA J. NEUMANN
Laura J. Neumann
Chief Financial Officer
(Authorized Signatory)