Form 10-Q
period 2010-10-02
ARDEN GROUP INC
filed 2010-11-10
CIK 225051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

The number of shares outstanding of the registrant’s class of common stock as of November 5, 2010 was:

3,161,098 shares of Class A Common Stock

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

Assets	October 2, 2010	January 2, 2010

Current assets:
Cash and cash equivalents	$15,498	$13,180
Investments	33,333	25,201
Accounts receivable, net of allowance for doubtful accounts, of $180 and $300 as of October 2, 2010 and January 2, 2010, respectively	4,815	5,423
Federal and state income taxes receivable	616	0
Inventories, net	16,368	16,874
Deferred income taxes	2,896	2,870
Other current assets	3,415	2,933

Total current assets	76,941	66,481

Property, plant and equipment, net	38,920	40,981
Deferred income taxes	4,345	4,345
Other assets	3,274	3,290

Total assets	$123,480	$115,097

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$12,499	$12,366
Federal and state income taxes payable	0	863
Other current liabilities	19,166	19,327

Total current liabilities	31,665	32,556

Long-term debt	1,228	1,228
Deferred rent	6,346	6,397
Other liabilities	4,504	5,306

Total liabilities	43,743	45,487

Commitments and contingent liabilities (Note 5)
Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 3,161,098 shares issued and outstanding as of October 2, 2010 and January 2, 2010 excluding 1,357,200 treasury shares	1,129	1,129
Capital surplus	5,378	5,378
Unrealized loss on investments, net of tax	(40)	(4)
Retained earnings	77,023	66,860

	83,490	73,363
Treasury stock, 1,357,200 shares at cost	(3,753)	(3,753)

Total stockholders’ equity	79,737	69,610

Total liabilities and stockholders’ equity	$123,480	$115,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Sales	$100,308	$103,754	$307,045	$320,452
Cost of sales	62,136	64,149	189,652	196,639
Gross profit	38,172	39,605	117,393	123,813
Selling, general and administrative expenses	32,416	31,784	96,425	98,377
Operating income	5,756	7,821	20,968	25,436
Interest and dividend income	352	261	991	526
Interest expense	(285)	(204)	(811)	(356)
Income before income taxes	5,823	7,878	21,148	25,606
Income tax provision	2,369	3,210	8,614	10,434

Net income	$3,454	$4,668	$12,534	$15,172

Other comprehensive gain (loss), net of tax:
Net unrealized holding gain (loss) from available-for-sale securities, net of income tax expense (benefit) of ($1) and ($25) for 2010 and $14 and $4 for 2009, respectively	(2)	21	(36)	7

Comprehensive income	$3,452	$4,689	$12,498	$15,179

Basic and diluted net income per common share	$1.09	$1.48	$3.97	$4.80
Basic and diluted weighted average common shares outstanding	3,161,098	3,161,098	3,161,098	3,161,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)

	Thirty-Nine Weeks Ended
	October 2, 2010	October 3, 2009

Cash flows from operating activities:
Cash received from customers	$307,627	$320,411
Cash paid to suppliers and employees	(282,864)	(290,453)
Interest and dividends received	982	399
Interest paid	(95)	(86)
Income taxes paid	(10,095)	(12,105)

Net cash provided by operating activities	15,555	18,166

Cash flows from investing activities:
Capital expenditures	(1,941)	(2,467)
Purchases of investments	(29,084)	(24,171)
Sales of investments	20,143	9,577
Proceeds from the sale of property, plant and equipment	16	47

Net cash used in investing activities	(10,866)	(17,014)

Cash flows from financing activities:
Cash dividends paid	(2,371)	(2,371)

Net cash used in financing activities	(2,371)	(2,371)

Net increase (decrease) in cash and cash equivalents	2,318	(1,219)
Cash and cash equivalents at beginning of period	13,180	10,486

Cash and cash equivalents at end of period	$15,498	$9,267

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In Thousands)

	Thirty-Nine Weeks Ended
	October 2, 2010	October 3, 2009

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$12,534	$15,172

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,987	4,227
Provision for losses on accounts receivable	33	76
Deferred income taxes	(1)	0
Net gain from the disposal of property, plant and equipment	(1)	(8)
Amortization of premium on investments	748	321
Stock appreciation rights compensation expense (income)	(484)	286

Change in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts receivable	575	(162)
Inventories	506	1,526
Other current assets	(482)	(414)
Other assets	16	20

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	189	(649)
Federal and state income taxes payable	(1,479)	(1,671)
Deferred rent	(51)	(702)
Other liabilities	(535)	128

Net cash provided by operating activities	$15,555	$18,166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.       Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements of Arden Group, Inc. (Company) include the accounts of the Company and its direct and indirect subsidiaries.  All intercompany accounts and transactions are eliminated in consolidation.  The Company operates eighteen full-service supermarkets in Southern California carrying both perishable and other grocery products.

The accompanying condensed consolidated financial statements for the thirteen and thirty-nine weeks ended October 2, 2010 and October 3, 2009 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles in the United States (GAAP) for interim financial information.  These financial statements have not been audited by an independent registered public accounting firm but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) regulations.  Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2009 Annual Report on Form 10-K.  The results of operations for the thirty-nine week period ended October 2, 2010 are not necessarily indicative of the results to be expected for the full year ending January 1, 2011.

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

Gelson’s sells gift cards (and previously gift certificates) to its customers in its retail stores.  The gift cards and certificates do not have an expiration date and Gelson’s does not charge an administrative fee on unused gift cards.  The Company records unredeemed gift cards and certificates under Accounts Payable, Trade on its Condensed Consolidated Balance Sheets.  Until the first quarter of 2009, the Company recognized revenue from gift cards and certificates only when they were redeemed by its customers.  Beginning in the first quarter of 2009, the Company began recording revenue when the likelihood of the gift cards and certificates being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards and certificates to relevant jurisdictions (gift card breakage).  The Company determined the appropriate gift card breakage rate based on an analysis of historical redemption patterns.  As a result of this analysis, the Company determined that the likelihood of Gelson’s gift cards and certificates being redeemed beyond three years from the date of issuance is remote.  During the first nine months of 2009, the Company recorded $479,000 of revenue related to gift card breakage of which $432,000 was related to prior years.  During the first nine months of 2010, the Company recognized $35,000 of gift card breakage revenue.  Gift card breakage is included in Sales on the Condensed Consolidated Statements of Operations and Comprehensive Income.

Cost of Sales

Cost of sales includes product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Warehouse and transportation costs include receiving costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center and distribution system.  Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products for resale.  Advertising costs, net of vendor reimbursements, are expensed as incurred.  Occupancy costs consist of rent, common area charges (where applicable), depreciation and utilities related to Gelson’s operations.  The following table summarizes warehouse, transportation, purchasing, advertising, net of vendor reimbursements, and occupancy costs for the thirteen and thirty-nine weeks ended October 2, 2010 and October 3, 2009.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Warehouse and Transportation	$1,810	$1,772	$5,249	$5,232
Purchasing	644	710	2,045	2,129
Advertising	323	319	1,226	774
Occupancy	5,746	5,907	16,705	17,273
	$8,523	$8,708	$25,225	$25,408

Fair Value Measurements

The fair value of the Company’s financial assets and liabilities which are measured on a recurring basis includes Investments which appear under Assets on the Condensed Consolidated Balance Sheets.  As of October 2, 2010, all of the Company’s investments were valued using Level 1 inputs as the investment portfolio consists of investment securities that are actively traded in the marketplace.  Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures” defines Level 1 inputs as those that are based on quoted prices in active markets for identical assets or liabilities.

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

2.       Multi-Employer Pension and Health Care Plans

The Company contributes to several multi-employer union pension and health care plans, administered by various trustees, in accordance with the provisions of various labor contracts.  Pension and health care costs are generally based on the number of straight-time hours worked and the contribution rate per hour as stipulated in the Company’s various collective bargaining agreements.  Union pension and health care plan expense totaled approximately $4,320,000 and $3,412,000 in the third quarter of 2010 and 2009, respectively.  Contributions were approximately $12,315,000 for the first nine months of 2010 compared to $10,270,000 in the same period of the prior year.

The Arden Group, Inc. 401(k) Retirement Savings Plan (Plan) covers all nonunion employees of the Company and its subsidiaries who have attained the age of eighteen and have completed the applicable service requirement.  The Plan provides that, with certain limitations, an employee with at least one month of service may elect to contribute up to 100% of such employee’s annual compensation to the Plan up to a maximum of $16,500 in 2010 on a tax-deferred basis, in addition to catch up contributions up to a maximum of $5,500 for employees over the age of 50.  Employees are eligible to participate in the Company’s discretionary contributions beginning on January 1 or July 1 following the completion of one year of service.  The Company accrued $257,000 and $544,000 during the first nine months of 2010 and 2009, respectively, for anticipated contributions.

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

In January 2010, holders of the Company’s SARs with a grant date on or before December 6, 2007 were offered the opportunity to exchange their then outstanding SARs units for an equal number of new SARs units with a lower grant price of $110 and a new vesting period.  The grant prices for these outstanding units ranged from $121.03 to $146.44.  Ordinarily, the grant price is determined based upon the fair market value of a share of the Company’s Class A on the date of grant.  On January 4, 2010, when the exchange offer was made to these SARs holders, the Class A closing price was $95.98 per share.  For those holders who accepted the Company’s exchange offer, the new SARs were granted effective January 15, 2010 and expire January 15, 2017.  The Class A closing price on the January 15, 2010 grant date was $108.71.  The new SARs vest 25% each year beginning at the end of the third year and expire seven years from the date of grant.  Of the 110,625 SARs units outstanding at fiscal 2009 year end, 99,000 SARs units were exchanged.  Just prior to the exchange on January 15, 2010, the Company had accrued approximately $817,000 for the exchanged SARs.  After the exchange, the accrual of $817,000 was reversed.  The Company estimated the grant date fair value of the new SARs units to be an average of approximately $32.62 per SARs unit.

During the third quarter of 2010, 1,000 SARs units were forfeited and the Company granted an additional 11,000 units.  The new SARs vest 25% each year beginning at the end of the third year and expire seven years from the date of grant.  The grant price for these SARs is equal to the fair market value of a share of the Company’s Class A on the date of each respective grant.

The fair value of each SAR is estimated on the date of grant and, subsequently, at the end of each reporting period using the Black-Scholes option-pricing model which relies on the use of various highly subjective assumptions.  The assumptions used in the Black-Scholes option-pricing model for the third quarter ended October 2, 2010 were as follows:

Dividend yield	1.079%	- 1.131%
Expected volatility	37.661%	- 41.777%
Risk-free interest rate	.611%	- 1.465%
Expected average term	3.52	- 5.45 years

SARs compensation expense must be recognized each reporting period for changes in fair value and vesting.  During the third quarter of 2010, the Company recognized $81,000 of SARs compensation expense, which amount was due to additional vesting partially offset by a decrease in the fair value of SARs during the quarter.  During the third quarter of 2009, the Company reversed $135,000 of SARs compensation expense recognized in prior periods.  On a year-to-date basis for 2010, the Company reversed $484,000 of SARs compensation expense recognized in prior periods.  During the first nine months of 2009, the Company recorded SARs compensation expense of $286,000.  SARs compensation expense is recorded in Selling, General and Administrative (SG&A) Expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.  No SAR units were exercised during the third quarter of 2010.  As of October 2, 2010, assuming no forfeitures or change in the SARs fair value, there was $2,083,000 of total unrecognized compensation cost related to SARs which is expected to be recognized over a weighted average period of approximately 5.2 years.  As of October 2, 2010, there were 120,625 SARs units outstanding.

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

7.       Subsequent Events

On October 20, 2010, the Company paid a regular quarterly cash dividend of $0.25 per share on Class A totaling approximately $790,000 to stockholders of record on September 30, 2010.  The Company also declared a regular quarterly cash dividend of $0.25 per share on Class A to be paid on January 20, 2011 to stockholders of record on December 31, 2010.

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

The Company’s management focuses on a number of performance indicators in evaluating financial condition and results of operations.  Same store sales, gross profit and labor costs are some of the key factors that management considers.  Both sales and gross profit are significantly influenced by competition in our trade area.  Gelson’s faces competition from regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson’s), stores specializing in natural and organic foods, specialty and gourmet markets and grocery departments in mass merchandise and club stores.  The current economic downturn has led to even greater competition in the grocery industry.  As discretionary income has declined, some consumers have reduced their spending and are making more price conscious decisions which has caused us to compete for fewer customer dollars and has forced us to lower some of our retail prices and offer more promotional discounts as our competitors have also reduced their prices in an attempt to maintain or increase their own market share.

Labor and other related payroll costs are the second largest expense (after product cost) incurred by Gelson’s, and thus is a financial measure which is carefully monitored by management.  As of fiscal 2009 year end, Gelson’s had approximately 1,274 full-time and 860 part-time store, warehouse and office employees.  The majority of Gelson’s employees are members of the United Food & Commercial Workers International Union (UFCW).  The Company’s current contract with the UFCW expires March 6, 2011.  The agreement that the three major retailers in our trade area reached with the UFCW in 2007 provides for hourly wage rates based on job classification and experience that, in some cases, are less than those agreed to by Gelson’s.  In addition, certain of the Company’s warehouse and office employees are members of the International Brotherhood of Teamsters (Teamsters Union).  The Company’s contract with the Teamsters Union was recently renewed for a five-year period expiring September 20, 2015 on terms similar to those reached by the major retailers and wholesaler in our trade area.

The Company contributes to a multi-employer health care and pension plan trust on behalf of its employees who are members of the UFCW.  All employers who participate in a multi-employer plan are required to contribute at the same hourly rate based on straight-time hours worked in order to fund the plan.  The Company’s health and welfare contribution rate was scheduled to increase effective with hours worked during March 2009 and after; however, the Company was notified by the United Food & Commercial Workers Unions and Food Employers Trust Funds (Trust), in the first quarter of 2009, that the increase had been suspended.  In March 2010, the Company was notified that the UFCW health and welfare contribution rate would increase effective March 2010 to the maximum allowable rate under the current collective bargaining agreement; and as a result, average weekly health and welfare expense has been running approximately $75,000 higher than it would have if not for the recent increase.  Effective February 2011, the contract allows for an additional increase in the health and welfare contribution rate which could result in an additional increase of $11,000 per week based upon the current level of hours worked.  The increase in health and welfare costs, as well as the labor cost issue discussed above, has negatively impacted the Company’s profitability and will continue to unless the Company is able to offset the increased expense through a combination of sales growth, increased gross margin, reduced labor hours and cost savings in other areas.

The ongoing economic downturn has had a significant impact on the funded status of the health care and pension plans to which the Company contributes.  Many factors influence the funded status of the plans including changes in the cost of health care, the return on investments of assets held by the plan, changes to benefits offered under the plan and government regulations.  The Company anticipates that both health care and pension benefits will be important topics in upcoming and future labor negotiations.  If, in the future, the Company and other participating employers are unable to negotiate an acceptable agreement with the union concerning employee benefits, a labor dispute could result or the negotiations could result in a new agreement requiring higher contribution rates.  In addition, if any of the participating employers in the plan withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to cover the underfunded liabilities associated with its participants, the Company may be required to make additional contributions.  Each of these scenarios could negatively impact the Company’s financial condition and results of operations.

The Company’s current and prior quarterly results have frequently reflected fluctuations in operating income as a result of adjustments recorded to reflect the change in the fair value of SARs that have been granted to non-employee directors and certain employees.  Each SAR entitles the holder to receive cash upon exercise equal to the excess of the fair market value of a share of the Company’s Class A, as determined in accordance with the SARs agreement, on the date of exercise over the grant price.  Fluctuations in the market price of the Company’s Class A stock impact the recognition or reversal of SARs compensation expense in the period being reported upon.  Since the Company cannot predict future fluctuations in the market price of its stock, it also cannot forecast future SARs compensation expense adjustments and the extent to which operating income will be impacted.  Volatility in the stock market makes this harder than ever to predict.

Results of Operations

Third Quarter Analysis

Same store sales from the Company’s eighteen supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $100,308,000 during the third quarter of 2010 compared to $103,754,000 in the third quarter of 2009. The 3.3% decrease in sales reflects the negative impact of current economic conditions, competition in our trade area and more promotional discounts.

The Company’s gross profit as a percent of sales was 38.1% in the third quarter of 2010 compared to 38.2% in the same period of 2009.  In calculating gross profit, the Company deducts product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 32.3% in the third quarter of 2010 compared to 30.6% in the same period of 2009.  The increase in SG&A expense as a percent of sales is predominately due to the increase in the health & welfare contribution rate as discussed above.  Contributions to the health & welfare trust were somewhat offset by a reduction in labor hours worked as a result of decreased sales.  SG&A expense as a percent of sales is also higher due to an increase in UFCW hourly wage rates effective March 2010 in accordance with the current collective bargaining agreement.  The increase in SG&A expense as a percent of sales in the third quarter of 2010 also reflects an increase in SARs compensation expense compared to the same period of 2009.  In the third quarter of 2010, the Company recognized $81,000 of SARs compensation expense, which amount was due to additional vesting partially offset by a decrease in the fair value of SARs since the beginning of the quarter.  In comparison, the Company reversed $135,000 of SARs compensation expense in the third quarter of 2009.

Year-To-Date Analysis

Same store sales from the Company’s eighteen supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $307,045,000 during the first nine months of 2010.  This represents a decrease of 4.2% from the same period of the prior year, when sales were $320,452,000.  Sales during 2010 were negatively impacted by economic conditions, competition in our trade area and more promotional discounts.

The Company’s gross profit as a percent of sales was 38.2% in the first nine months of 2010 compared to 38.6% in the same period of 2009.  The decrease in gross profit as a percent of sales reflects aggressive retail pricing implemented by the Company in an effort to retain and increase sales.  The competitive pressure on retail prices was partially mitigated by an increase in vendor rebates during the first nine months of 2010 compared to the same period of 2009.  In calculating gross profit, the Company deducts product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 31.4% in the first nine months of 2010 compared to 30.7% in the same period of 2009.  The increase in SG&A expense as a percent of sales is primarily due to the increase in the health & welfare contribution rate effective March 2010, as well as the increase in UFCW hourly wage rates as discussed above. The increase in SG&A expense as a percent of sales was partially offset by a reduction in store labor hours and a decrease in SARs compensation expense.  During the first nine months of 2010, the Company reversed $484,000 of SARs compensation expense recognized in prior periods.  In comparison, SARs compensation expense of $286,000 was recognized in the same period of 2009.

CAPITAL EXPENDITURES/LIQUIDITY

The Company’s current cash position, including investments and net cash provided by operating activities, is the primary source of funds available to meet the Company’s capital expenditure and liquidity requirements.  The Company’s cash position, including investments, at the end of the third quarter of 2010 was $48,831,000.  During the thirty-nine weeks ended October 2, 2010, the Company generated $15,555,000 of cash from operating activities compared to $18,166,000 in the same period of 2009.  The decrease in net cash provided by operating activities reflects lower sales volume and increased labor costs during the first nine months of 2010 compared to the same period of the prior year.

Cash not required for the immediate needs of the Company is temporarily invested in U.S. Treasuries, certificates of deposit, commercial paper and corporate and government bonds.  The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.

The Company also has two revolving lines of credit totaling $23,000,000 available for standby letters of credit, funding operations and expansion.  There were no outstanding borrowings against either of the revolving lines as of October 2, 2010.  The Company currently maintains four standby letters of credit aggregating $8,319,000 pursuant to the Company’s lease requirements and general and auto liability and workers’ compensation self-insurance programs.  The standby letters of credit reduce the available borrowings under its revolving lines.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of October 2, 2010:

	Contractual Cash Obligations (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

7% Subordinated Income Debentures
Due September 2014 Including Interest	$1,572	$86	$172	$1,314	$0
Operating Leases	115,282	10,555	20,006	17,747	66,974

Total Contractual Cash Obligations (1)	$116,854	$10,641	$20,178	$19,061	$66,974

	Other Commercial Commitments (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby Letters of Credit (2)	$8,319	$8,319	$0	$0	$0

(1)	Other Contractual Obligations

The Company had the following other contractual cash obligations at October 2, 2010.  The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments are unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to general and auto liability claims and for all open years prior to July 1, 2006 for workers’ compensation.  The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis.  Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis.  Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims.  The Company’s workers’ compensation and liability insurance reserves for reported claims and an estimate of claims incurred but not reported at October 2, 2010 totaled $3,621,000.  For workers’ compensation claims incurred after June 30, 2006, the Company is fully insured under guaranteed cost insurance policies.

Employment Agreement

The Company has an employment agreement with a key executive officer that provides for annual retirement compensation for the remainder of his lifetime equal to 25% of his average base salary and bonus earned in the last three fiscal years prior to the cessation of his employment plus certain other benefits.  The Company accrued $1,592,000 under the terms of the employment agreement as of October 2, 2010.

Property, Plant and Equipment Purchases

As of October 2, 2010, management had authorized expenditures on incomplete projects for the purchase and remodel of property, plant and equipment which totaled approximately $430,000.  The Company has an ongoing program to remodel existing supermarkets and to add new stores.  During the first nine months of 2010, capital expenditures were $1,941,000.

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

On October 20, 2010, the Company paid a regular quarterly cash dividend of $0.25 per share of Class A totaling approximately $790,000 to stockholders of record on September 30, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently has no outstanding bank debt or fixture financing.  If the Company should obtain financing or draw on its existing lines of credit, which bear interest at the bank’s reference rate or the bank’s adjusted London Interbank Offer Rate plus a margin up to 1.2%, the Company could then be exposed to market risk related to interest fluctuations.

A change in market prices exposes the Company to market risk related to its investments.  As of October 2, 2010, all investments were classified as available-for-sale securities and totaled $33,333,000.  A hypothetical 10% drop in the market value of these investments would result in a $3,333,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.  Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended October 2, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ARDEN GROUP, INC.
Registrant

Date:	November 10, 2010	/s/ LAURA J. NEUMANN
Laura J. Neumann Chief Financial Officer (Authorized Signatory)