Form 10-K
period 2011-01-01
ARDEN GROUP INC
filed 2011-03-10
CIK 225051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the Class A Common Stock last sold on July 2, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $108,825,105.

The number of shares outstanding of the registrant’s class of common stock as of March 4, 2011 was:

3,161,098 shares of Class A Common Stock

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the Registrant’s definitive Proxy Statement to be filed no later than May 2, 2011.

TABLE OF CONTENTS

Page	PART I
1	Item 1.	Business
4	Item 1A.	Risk Factors
9	Item 1B.	Unresolved Staff Comments
9	Item 2.	Properties
9	Item 3.	Legal Proceedings
9	Item 4.	(Removed and Reserved)

PART II
10	Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
12	Item 6.	Selected Financial Data
13	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
23	Item 7A.	Quantitative and Qualitative Disclosures about Market Risks
24	Item 8.	Financial Statements and Supplementary Data
24	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
24	Item 9A.	Controls and Procedures
24	Item 9B.	Other Information

PART III
25	Item 10.	Directors, Executive Officers and Corporate Governance
25	Item 11.	Executive Compensation
25	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
25	Item 13.	Certain Relationships, Related Transactions and Director Independence
25	Item 14.	Principal Accountant Fees and Services

PART IV
26	Item 15.	Exhibits and Financial Statement Schedules

27	SIGNATURES

PART I

Item 1.	Business

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

Arden is headquartered at 2020 South Central Avenue, Compton, California 90220 and its telephone number is (310) 638-2842.

Market Operations

As of January 1, 2011, Gelson’s operated eighteen full-service supermarkets in Southern California, which carry both perishable and dry grocery products.  Gelson’s offers a broad selection of local and national brands as well as a limited number of private label items.  Gelson’s targets the consumer who values superior customer service, merchandise, presentation and selection.  Gelson’s also operates a distribution center in the City of Commerce, California.

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

Expansion and Store Development  Management regularly evaluates the feasibility of opening new stores in and outside its existing trade areas and remodeling existing stores in order to maximize the existing stores’ appeal to consumers and their profit potential.  In 2010, capital expenditures totaled $2,597,000.

Advertising and Promotion  Gelson’s advertises on a limited basis in newspapers and through its own newsletter.  In the past, advertising has focused primarily on the promotion of events rather than prices; for example, Gelson’s emphasizes special holiday selections, new products, specialty items, services and recipes.  With the downturn in the economy, the Company has redirected more of its advertising to focus on competitive pricing and discount coupons as consumers have become more and more price conscious.  In addition, Gelson’s maintains a website at www.gelsons.com which allows customers to learn more about Gelson’s and to read about food related topics that may be of interest to them.  The website also provides an opportunity for customers to request a newsletter, offer feedback and to place catering and holiday meal orders online.  The Company reevaluates its strategy regularly in an effort to identify the most effective means of attracting and retaining customers.

Competition

The retail grocery business is highly competitive.  Competition in the supermarket business is based upon price, merchandise variety and quality, service and location.  The number of stores, market share and brand awareness are also important competitive factors.  Gelson’s is in direct competition with numerous local outlets of regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson’s), independent grocery stores, convenience stores, specialty and gourmet markets and food and grocery departments in mass merchandise and club stores.  The stores of the national and regional chains are generally larger than Gelson’s stores which, in some cases, enables them to offer more products, and their greater resources allow them to conduct more comprehensive advertising campaigns.  Competition also exists from other types of retailers with respect to particular products.  Gelson’s competes primarily by offering a combination of high-quality products and superior customer service.  The Company also believes that Gelson’s prime store locations and long-standing reputation add to its competitive strength.

Certain competitors of the Company offer home delivery, in-store banks and pharmacies in addition to their existing retail store operations.  The Company has, in the past, evaluated opportunities for home delivery, but has elected not to do so at this time.  A few of the Company’s stores offer in-store banks and pharmacies; most of the Company’s stores are not large enough for such additional facilities.

Seasonality

Gelson’s business is somewhat seasonal with sales tending to increase during the last quarter of the year due to the holiday season.

Support and Other Services

Each store has an on-site stockroom, the size of which varies for each store.  In addition, Gelson’s operates a 127,000 square foot warehouse in the City of Commerce, California.  The central warehouse distributes fresh produce, liquor, wine, floral and certain grocery items to the stores.  The stores also receive meat, delicatessen, paper goods, health and beauty aids, hardware and supply items from the warehouse on a limited basis.

The bulk of all merchandise purchasing takes place at Gelson’s headquarters in Encino, California.  Approximately 51% of the purchases for 2010 were distributed through the central warehouse; the remainder was delivered directly to the stores from manufacturers, distributors or wholesalers.  The central purchasing and distribution operations are conducted based on electronic in-store ordering systems.  Stores can place and receive orders up to six days per week.  Perishables are ordered more frequently than other goods.

The largest supplier for the stores is Unified Grocers, Inc. (Unified), a grocery wholesale cooperative, which has been a supplier to the Company for approximately 36 years and which accounted for approximately 15% of Gelson’s purchases in fiscal 2010.  No other supplier accounts for more than 4% of Gelson’s purchases.  The Company believes that there would be a negative short-term impact if the Company were to lose Unified as a supplier for Gelson’s, but that such impact could possibly be mitigated by a combination of events, which could include purchasing certain items for direct store delivery and purchasing some products through other wholesalers.  However, such a loss could have a short-term adverse effect on the performance of Gelson’s.

Employees

Gelson’s had approximately 1,222 full-time and 860 part-time store, warehouse and office employees as of January 1, 2011.  Most Gelson’s employees are covered by union collective bargaining agreements that establish rates of pay, benefits, work rules and procedures for the orderly settlement of disputes.  In general, these agreements have been negotiated on a local industry-wide basis.

In addition to employees at Gelson’s, Arden-Mayfair had approximately 59 employees at its executive and headquarters offices as of January 1, 2011, some of whom are covered by a collective bargaining agreement.

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company.  Certain statements contained in this Item 1A, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, other parts of this report and other Company filings are forward-looking statements.  These statements discuss, among other things, future sales, operating results, cash flows and financial condition.  Forward-looking statements reflect the Company’s current plans and expectations regarding important risk factors and are based on information currently known to the Company.

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

Changes in Economic, Political or Social Conditions

Our profitability may be impacted by both national and local economic conditions, particularly in Southern California.  Changes in economic conditions such as recessionary cycles, increased levels of unemployment, higher consumer debt levels, inflation, higher interest rates and tax rates and increased energy costs may result in reduced consumer spending or influence our customers to shift their spending to our lower-priced competitors.  The depressed state of the economy, including its impact on the unemployment rate, the financial markets and the real estate markets, as well as the effects of budget uncertainties in California, have and will continue to influence consumer spending patterns in the future.  In addition, current market conditions have continued to limit the amount that the Company can charge for its products and the Company has continued to emphasize price specials and discount coupons in its advertising.  If the Company’s sales volume continues to decrease or if the Company is unable to pass increased costs on to its customers, profit margins may be negatively affected.  In addition, our business may be subject to interruption from acts of terrorism, national emergencies or natural disasters.

Competition in the Grocery Business

The retail grocery business is intensely competitive with respect to price, food quality and selection, service and location.  The Company is in direct competition with numerous local outlets of regional and national supermarket chains, independent grocery stores, convenience stores, specialty and gourmet markets and food and grocery departments in mass merchandise and club stores.  There are a number of well established competitors with substantially greater financial, marketing and other resources than ours, many of which are also nonunion.  The Company frequently faces the opening of a new or remodeled competitor’s store in its trade area.  Consequently, the Company also must continually maintain its existing stores in order to retain their appeal.  An inability to successfully compete with other grocery retailers in our trade areas could prevent us from increasing or sustaining our revenues and profitability.

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

New Labor Contracts and Labor Stoppages

The majority of our employees belong to unions with which we have labor agreements which establish rates of pay, benefits, work rules and procedures for the orderly settlement of disputes.  In order to continue to attract and retain quality personnel, we may accept terms that increase our operating costs, which in turn, may negatively impact our profitability.  If contract negotiations are not successful, the union could recommend that our employees vote to strike our stores, distribution center and offices.

In July 2007, the United Food & Commercial Workers International Union (UFCW) completed negotiation of a new contract with the three major grocery retailers in our trade area - Vons, Ralphs and Albertsons grocery chains (Majors).  The wage increases agreed to by these three competitors were somewhat less than the Company agreed to for certain job classifications and experience levels during our UFCW negotiations in February 2007 and March 2009.  This could affect our ability to compete with grocery retailers whose labor costs are less than our own.  Our contract with the UFCW expired March 6, 2011, the same date as the Majors’ contract.  The Majors are currently in negotiations with the UFCW to renew their collective bargaining agreements.  The Company has signed an extension agreement with the UFCW pending the outcome of the UFCW’s negotiations with the Majors which obligates Gelson’s to any changes agreed to by the Majors in hourly wage rates and contributions to the benefit plans.

Cost of Providing Employee Benefits

The Company provides health insurance for the majority of its nonunion employees, for which the employees pay a portion.  Health care costs have increased significantly in recent years.  If this trend continues, it could have a negative impact on the Company’s profitability.  The status of the recent health care reform makes it more difficult than ever to predict the impact on health care costs in the near future.

The Company also contributes to several multi-employer union health care plans in accordance with the Company’s various collective bargaining agreements.  The majority of the Company’s union employees are members of the UFCW.  The Company’s UFCW health and welfare contribution rate was scheduled to increase effective with hours worked during March 2009; however, the Company was notified by the Southern California United Food & Commercial Workers Unions and the Food Employers Joint Trust Funds (Trust), in the first quarter of 2009, that the increase had been suspended.  In March 2010, the Company was notified that the UFCW health and welfare contribution rate would increase effective March 2010 to the maximum allowable rate under the collective bargaining agreement resulting in a significant increase in the Company’s health and welfare expense.  The agreement also allowed for an additional increase in the health and welfare contribution rate effective February 2011 which has gone into effect.  As discussed above, the Company’s contract with the UFCW expired March 6, 2011.  The UFCW is currently negotiating with the Majors.  All employers who participate in a multi-employer plan are required to contribute at the same hourly rate based on straight-time hours worked in order to fund the plan, and accordingly, the Company will be subject to the same contribution rate as negotiated by the Majors.  The Company has been notified that the UFCW health and welfare plan is currently underfunded.  Many factors influence the funded status of the plans including changes in the cost of health care, the plans’ return on investment, changes to benefits offered under the plans, government regulations and the level of employee utilization.

The Company also participates in various multi-employer union pension plans.  Adverse financial market developments have significantly impacted the funded status of pension plans on a worldwide basis.  The Company’s contributions under the UFCW pension plan were fixed under the terms of the agreement which expired on March 6, 2011.  The economic downturn has had a significant impact on the funded status of the health care and pension plans to which the Company contributes.  The Company anticipates that both health care and pension benefits will be important topics during negotiations with the UFCW.  If the Company and other participating employers are unable to negotiate an acceptable agreement with the union concerning employee benefits, a labor dispute could result or the negotiations could result in a new agreement requiring higher contribution rates.  In addition, if any of the participating employers in the plan withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to cover the underfunded liabilities associated with its participants, the Company may be required to make additional contributions.  Each of these scenarios could negatively impact the Company’s financial condition and results of operations.

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

Availability and Retention of Retail Space

We currently lease the majority of our store locations.  Typically, our supermarket leases have initial twenty year lease terms and may include options for up to an additional twenty years.  The average term remaining on our supermarket leases, including renewal options, is approximately seventeen years.  Our revenues and profitability could be negatively impacted if we are unable to renew any of these leases at reasonable rates.

Our continued growth depends to a significant degree on our ability to open or acquire new stores in existing and new trade areas and to operate these stores successfully.  Our expansion strategy is dependent on finding suitable locations, and we face intense competition from other retailers for such sites.  We may not be able to find suitable locations that meet our demographic and operational requirements at a reasonable cost.  The most recent opening of a Gelson’s store occurred in September 2001 when the Company opened its location in Pasadena, California.

The Ability of our Vendors to Supply Products and Services in a Timely Manner

Our business is dependent on our ability to purchase products from a large wholesaler and numerous smaller vendors in a timely manner and at competitive prices.  The largest supplier for our stores is Unified, a grocery wholesale cooperative, which has provided product for our stores for approximately 36 years.  We currently procure approximately 15% of our product from Unified.  Any disruption in the business of Unified or any of our other principal suppliers could negatively impact our sales and profitability.  Even where we have access to alternative sources of supply, the failure of a major supplier to fulfill our orders could temporarily disrupt store level merchandise selection.

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

The Outcome of Current and Future Legal Proceedings

From time to time we are the subject of complaints or litigation from customers alleging injury, food quality or operational concerns.  We may be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are liable.  We are also subject to complaints or allegations from former or current employees, claims concerning hazardous substances on our current or previously owned or leased properties, class action suits concerning warning labels and other claims.  A lawsuit or claim could result in a decision against us that could have an adverse effect on our business if not covered by insurance.  Additionally, the cost of defending ourselves against lawsuits and claims, regardless of merit, could have a negative impact on our profitability.

Impact of Local Projects in the Vicinity of our Supermarkets

From time to time, local events or projects take place in the vicinity of our stores that may have a negative impact on our sales and profitability.

Stock Price Volatility

The market price of our Class A Common Stock (Class A) could be subject to significant fluctuation in response to various market factors and events including general economic and market conditions, variations in our earnings results, publicity regarding the Company or its competitors and the grocery business in general.  The stock market in recent years has experienced extreme price and volume fluctuations that have sometimes been unrelated or disproportionate to the operating performance of companies.  Furthermore, there is not a significant volume of trading in our Class A which subjects our stock price to a higher level of volatility and may adversely impact the liquidity of the stock.  In March 2007, the Company merged its Stock Bonus Plan into its 401(k) Retirement Savings Plan (401(k) Plan) in order to satisfy the new congressionally mandated diversification requirements.  Stock previously held for the benefit of participants in the Company’s Stock Bonus Plan was transferred to individual participant accounts in the Company’s 401(k) Plan.  As of January 1, 2011, participants in the Company’s 401(k) Plan held 66,352 shares of Class A in the 401(k) Plan.  These participants can elect to sell their shares which may have a negative effect on the price of Class A.  Fluctuations in our Class A price also impact compensation expense as it relates to our outstanding stock appreciation rights (SARs).  See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s wholly-owned subsidiary, Mayfair Realty, currently owns two freestanding Gelson’s supermarket properties and a shopping center in which a Gelson’s Market is located.  The shopping center owned by Mayfair Realty, located in Calabasas, California, consists of approximately 58,000 leasable square feet, approximately 18,000 square feet of which is leased to multiple tenants and approximately 40,000 square feet of which is leased to Gelson’s.  The remaining fifteen supermarkets and the warehouse and distribution facilities which service the markets are leased from third parties.  Gelson’s corporate offices in Encino, California and the Company’s executive office in Beverly Hills, California are also leased.  Typically, supermarkets have initial twenty year lease terms and may include options for up to an additional twenty years.  These leases often require the payment of percentage rent on sales in excess of certain levels in addition to minimum rent.  The average term remaining on Gelson’s supermarket leases, including renewal options, is approximately seventeen years.  The eighteen markets range in size from approximately 18,000 to 40,000 square feet.  Gelson’s warehouse and distribution facilities in the City of Commerce, California are leased and contain approximately 127,000 square feet.  The term of the lease, including renewal options, expires in June 2026.  Mayfair Realty also owns a 30,000 square foot office building in Compton, California which serves as the Company’s headquarters.  The Company also owns (through Mayfair Realty) or leases several parcels adjacent to or near its stores which are used for additional parking.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
The Company’s Class A is traded in the NASDAQ Global Market under the symbol ARDNA.  During the past two years, the range of high and low sales prices for each quarterly period was, according to NASDAQ, the following:

	2010		2009
	High	Low	High	Low

1st Quarter	$111.99	$90.55	$128.14	$76.56
2nd Quarter	113.65	86.25	131.50	103.55
3rd Quarter	98.39	82.02	134.14	112.57
4th Quarter	94.93	77.15	122.52	89.98

(b)
As of January 1, 2011, there were 765 holders of record of the Company’s Class A, with aggregate holdings of 3,161,098 shares of Class A.  This does not include 1,357,200 shares of the Company’s Class A owned by AMG Holdings, Inc., a wholly-owned second-tier subsidiary of the Company.

(c)
The Company declared regular quarterly dividends of 25 cents per share of Class A during fiscal 2010 and 2009.  The Company currently anticipates payment of comparable Class A quarterly dividends in future quarters.

Stock Performance Chart

The following graph compares the cumulative stockholder return on the Company’s Class A with the cumulative total return of the S&P 500 Index and the S&P Food Retail Index for the five-year period ending December 31, 2010.  The graph assumes that $100 was invested on December 31, 2005, in the Class A and in each of the above-mentioned indices with all dividends reinvested.  The information presented in the graph was obtained by the Company from outside sources it considers to be reliable but has not been independently verified by the Company.
	12/05	12/06	12/07	12/08	12/09	12/10

Arden Group, Inc.	100.00	137.34	172.85	167.92	128.58	112.18
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
S&P Food Retail	100.00	117.15	123.51	87.53	81.37	95.72

Item 6.	Selected Financial Data

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

(In Thousands, Except Share and Per Share Data)

All years are 52 weeks except 2008 which is 53 weeks.

	2010	2009	2008	2007	2006
Operations For The Year:
Sales (1)	$417,065	$431,170	$479,117	$485,939	$482,737
Gross profit	159,559	166,239	184,500	187,991	186,336
Operating income	30,143	36,036	40,319	45,177	36,680
Other income (expense), net	188	253	1,188	3,307	2,439
Income tax provision	12,246	14,665	16,840	19,277	15,895
Net income	$18,085	$21,624	$24,667	$29,207	$23,224

Net income per common share:
Basic and Diluted	$5.72	$6.84	$7.80	$9.24	$7.16

Financial Position At Year-End:
Total assets	$127,884	$115,097	$99,810	$166,689	$145,601
Working capital	51,062	33,925	13,847	70,154	41,942
Long-term debt	1,228	1,228	1,228	1,228	1,228
Stockholders’ equity	84,527	69,610	51,160	108,493	82,294
Capital expenditures	2,597	2,890	5,159	3,824	4,868

Other Operating and Financial Data:
Number of stores at end of fiscal year	18	18	18	18	18
Sales increase (decrease) (1):
Total stores	(3.1%)	(10.1%)	(1.4%)	.6%	2.6%
Same stores	(3.1%)	(10.1%)	(1.4%)	.6%	2.6%
Depreciation and amortization	$5,307	$5,599	$6,110	$6,685	$7,097
Dividends declared per common share	$1.00	$1.00	$1.00	$1.00	$1.00
Special dividend declared per common share			$25.00
Weighted average common shares outstanding:
Basic and Diluted	3,161,098	3,161,098	3,161,098	3,161,098	3,241,805

(1)
Same store sales increases or decreases are calculated by comparing year-over-year sales for stores that were open in both years.  If a store was not open for the entire year in both years being compared, then the store is not included in the same store analysis.  No stores were opened or closed during any of the periods presented.  Fiscal 2008 was a 53-week year.  No adjustment was made to remove the additional week for comparison purposes.  Store sales used to calculate sales increases or decreases, above, do not include revenue from leases, subleases, licensing arrangements and finance charges and, therefore, may not agree to total year-over-year sales increases or decreases as disclosed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Arden is a holding company which conducts operations through its first and second tier wholly-owned subsidiaries, Arden-Mayfair and Gelson’s, respectively, as well as owning and managing its real estate through Mayfair Realty which is owned by the Company and Arden-Mayfair.  Gelson’s operates eighteen full-service supermarkets in Southern California.  Gelson’s caters to those customers who expect superior quality, service and merchandise selection.  In addition to the customary supermarket offerings, Gelson’s offers specialty items such as imported foods, unusual delicatessen items, prepared foods and organic and natural food products.  Gelson’s stores include the typical service departments such as meat, seafood, service deli, floral, sushi, cheese and bakery.  In addition, some stores offer further services including fresh pizza, coffee bars, self-service hot and cold food cases, gelato bars and carving carts offering cooked poultry and meats.

The Company’s management focuses on a number of performance indicators in evaluating financial condition and results of operations.  Same store sales, gross profit and labor costs are some of the key factors that management considers.  Both sales and gross profit are significantly influenced by competition in our trade area.  Gelson’s faces competition from regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson’s), stores specializing in natural and organic foods, specialty and gourmet markets and grocery departments in mass merchandise and club stores.  The weak economic conditions have led to even greater competition in the grocery industry.  As discretionary income has declined, some consumers have reduced their spending and are making more price conscious decisions which has caused us to compete for fewer customer dollars and has forced us to lower some of our retail prices and offer more promotional discounts as our competitors have also reduced their prices in an attempt to maintain or increase their own market share.  Principally, for these reasons, the Company has experienced year-over-year sales decreases since 2008.

Labor and other related payroll costs are the second largest expense (after product cost) incurred by Gelson’s, and thus is a financial measure which is monitored by management.  As of the fiscal 2010 year-end, Gelson’s had approximately 1,222 full-time and 860 part-time store, warehouse and office employees.  The majority of Gelson’s employees are members of the UFCW.  The Company’s current contract with the UFCW expired March 6, 2011.  The agreement that the Majors currently have with the UFCW provides for hourly wage rates based on job classification and experience levels that, in some cases, are less than those agreed to by Gelson’s.  The Majors are currently in negotiations with the UFCW to renew their collective bargaining agreements which also expired on March 6, 2011.  The Company has signed an extension agreement with the UFCW pending the outcome of the UFCW’s negotiations with the Majors which obligates Gelson’s to any changes agreed to by the Majors in hourly wage rates and contributions to the benefit plans.  In addition, certain of the Company’s warehouse and office employees are members of the International Brotherhood of Teamsters (Teamsters Union).  The Company’s contract with the Teamsters Union was renewed in 2010 for a five-year period expiring September 20, 2015 on terms similar to those reached by the major retailers and wholesaler in our trade area.

The Company contributes to a multi-employer health care trust and a pension plan trust on behalf of its employees who are members of the UFCW.  All employers who participate in a multi-employer plan are required to contribute at the same hourly rate based on straight-time hours worked in order to fund the plan.  The Company’s health and welfare contribution rate was scheduled to increase effective with hours worked during March 2009 and after; however, the Company was notified by the Trust, in the first quarter of 2009, that the increase had been suspended.  In March 2010, the Company was notified that the UFCW health and welfare contribution rate would increase effective March 2010 to the maximum allowable rate under the collective bargaining agreement; and as a result, average weekly health and welfare expense has been running approximately $74,000 higher than prior to that increase.  The expired agreement allowed for an additional increase in the health and welfare contribution rate effective February 2011 which has resulted in an additional increase of $11,000 per week.  The increase in health and welfare costs, as well as the labor cost issue discussed above, has negatively impacted the Company’s profitability and will continue to unless the Company is able to offset the increased expense through a combination of sales growth, increased gross margin, reduced labor hours and cost savings in other areas.  Current economic and competitive conditions make it difficult for the Company to achieve significant sales growth and increased profit margins.

The Company also participates in various multi-employer union pension plans.  Adverse financial market developments have significantly impacted the funded status of pension plans on a worldwide basis.  Currently, the Company’s contributions under the UFCW pension plan are fixed under the terms of the current agreement which ended on March 6, 2011.  The economic downturn and increases in health care costs have had a significant impact on the funded status of the health care and pension plans to which the Company contributes.  Many factors influence the funded status of the plans including changes in the cost of health care, the return on investments of funds held by the plans, changes to benefits offered under the plans, government regulations and the level of employee utilization.  The Company anticipates that both health care and pension benefits will be important topics during the UFCW negotiations.  If, in the future, the Company and other participating employers are unable to negotiate an acceptable agreement with the union concerning employee benefits, a labor dispute could result or the negotiations could result in a new agreement requiring higher contribution rates.  In addition, if any of the participating employers in the plan withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to cover the underfunded liabilities associated with its participants, the Company may be required to make additional contributions.  Each of these scenarios could negatively impact the Company’s financial condition and results of operations.

Another component of labor related expense is the cost of workers’ compensation.  For some years prior to July 1, 2006, the Company is primarily self-insured through the use of a high deductible policy which provides the Company with stop-loss coverage to limit its exposure on a per claim basis and provides coverage for qualifying costs in excess of per claim limits.  Since July 1, 2006, the Company has purchased fully insured guaranteed cost workers’ compensation insurance to replace the high deductible program. The guaranteed cost program eliminates the Company’s risk against claims occurring after June 30, 2006 and has resulted in lower workers’ compensation expense compared to the high deductible program.  The Company continues to maintain an accrual for workers’ compensation claims incurred prior to July 2006 under the high deductible program.  That accrual is based on both undeveloped reported claims and an estimate of claims incurred but not reported.  While the Company devotes substantial time and commitment to maintaining a safe work environment, the ultimate cost of workers’ compensation is highly dependent upon legal and legislative trends, the inflation rate of health care costs and the Company’s ability to manage claims.

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

Results of Operations

2010 Compared to 2009

Sales from the Company’s eighteen supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $417,065,000 in 2010.  This represents a decrease of 3.3% from 2009, when sales were $431,170,000.  Sales were negatively impacted by economic conditions, competition in our trade area and increased promotional discounts.

The Company’s gross profit as a percent of sales was 38.3% in 2010 compared to 38.6% in 2009. In calculating gross profit, the Company deducts product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as selling, general and administrative (SG&A) expense.

SG&A expense as a percent of sales was 31.0% in 2010 compared to 30.2% in 2009.  The increase in SG&A expense as a percent of sales is predominately due to the increase in the health and welfare contribution rate as discussed above.  Contributions to the health and welfare trust were somewhat offset by a reduction in labor hours worked as a result of decreased sales.  Also, as sales decrease, SG&A expense as a percent of sales increases to some degree as certain of the Company’s costs are fixed and do not decrease proportionately with a decline in revenues.  SG&A expense as a percent of sales is also higher due to an increase in UFCW hourly wage rates effective March 2010 in accordance with the collective bargaining agreement.  The increase in SG&A expense as a percent of sales was partially offset by a gain of $570,000 from the early termination of a lease by the landlord of a property that was being leased by AMG Holdings, Inc., a wholly-owned subsidiary of Arden-Mayfair.

The Company contributes to several multi-employer union pension and health care plans.  Pension and health care payments are determined based on straight-time hours worked and the contribution rate as stipulated in the Company’s various collective bargaining agreements.  The Company recognized union pension expense of $4,558,000 in 2010 compared to $4,730,000 in 2009.  Union health care expense was $11,934,000 in 2010 compared to $8,815,000 in 2009.  Health care costs increased due to an increase in the contribution rate partially offset by a reduction in the number of hours eligible for contributions.

Authoritative guidance requires the Company to measure and recognize compensation expense based on the fair value of SARs.  The fair value must be remeasured each reporting period until the award is settled and compensation expense must be recognized or reversed each reporting period to reflect changes in fair value and vesting.  During 2010, the Company reversed $394,000 of SARs compensation expense recognized in prior periods due to the exchange of shares as discussed below and a decrease in the fair value of SARs during the year partially offset by additional vesting.  During 2009, the Company reversed $273,000 of SARs compensation expense.  Compensation expense is included under SG&A expense on the Consolidated Statements of Operations and Comprehensive Income.  As of January 1, 2011, assuming no change in the SARs fair value, there was approximately $1,749,000 of total unrecognized compensation cost related to outstanding SARs which is expected to be recognized over a weighted average period of 4.9 years.  The total intrinsic value of SARs exercised during 2010 and 2009 was $0 and $34,000, respectively.  Intrinsic value represents the amount by which the fair value of SARs exceeds the grant price.

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

During 2010, the Company procured approximately 15% of its product through Unified, a grocery wholesale cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits in order to purchase product from the cooperative.  As of January 1, 2011, the Company had approximately $1,628,000 on deposit with Unified, in addition to approximately $694,000 related to ownership of equity shares in Unified.  There is no established public trading market for Unified’s shares and the Company accounts for its investment under the cost method.  In 2010 and 2009, the Company recorded approximately $1,000 and $56,000, respectively, in patronage dividend income received in the form of cash and Unified equity shares as a reduction of cost of sales.

Interest and dividend income, net of interest expense, was $254,000 in 2010 compared to $253,000 for 2009.  Individually, both interest income and interest expense increased over the prior year as the Company invested in more debentures at a premium.  The amortization of this premium is recorded under interest expense.

2009 Compared to 2008

Sales from the Company’s eighteen supermarkets, including revenue from licensing arrangements, subleases, leases and finance charges, were $431,170,000 in 2009.  This represents a decrease of 10.0% from 2008, when sales were $479,117,000.  2009 sales declined partially as a result of fewer weeks in 2009 (a 52-week fiscal year) compared to 2008 (a 53-week fiscal year).  Sales were also negatively impacted by economic conditions and increased competition in our trade area.

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

SG&A expense as a percent of sales was 30.2% in 2009 compared to 30.1% in 2008.  The increase in SG&A expense as a percent of sales is primarily due to an increase in the UFCW hourly wage rates effective early March 2008 and 2009 in accordance with the collective bargaining agreement.  To a lesser extent, SG&A expense was also impacted by hourly wage rate increases under collective bargaining agreements with unions other than the UFCW and an increase in utility costs.  Also, as sales decrease, SG&A expense as a percent of sales increases to some degree as certain of the Company’s costs are fixed and do not decrease proportionately with a decline in revenues.  The increase in SG&A expense as a percent of sales was partially offset by a decrease in SARs compensation expense.  During 2009, the Company reversed $273,000 of SARs compensation expense recognized in prior periods due to a decrease in the fair value of SARs during the year partially offset by additional vesting.  The Company recognized $1,823,000 of SARs compensation expense during 2008.

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

Liquidity and Capital Resources

The Company’s current cash position, including investments and net cash provided by operating activities, are the primary sources of funds available to meet the Company’s capital expenditure and liquidity requirements.  The Company’s cash position, including investments, at January 1, 2011 was $54,690,000, an increase of $16,309,000 over the end of the prior year.  Cash not required for the immediate needs of the Company is temporarily invested in U.S. Treasuries, certificates of deposit, money market funds, commercial paper, mutual funds and corporate and government securities.  During the fourth quarter of 2010, the Company shifted most of its investments to short-term, highly liquid treasuries.  The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.

At year end, the Company also had two revolving lines of credit totaling $23,000,000 available for standby letters of credit, funding operations and expansion.  There were no outstanding borrowings against either of the revolving lines as of January 1, 2011.  In January 2011, the Company voluntarily terminated its existing lines of credit and established a new letter of credit facility totaling $10,000,000 with a different bank.  The Company is currently in discussions for additional borrowing facilities with the new bank.  The Company currently maintains four standby letters of credit aggregating $8,319,000 pursuant to the Company’s lease requirements and general and auto liability and workers’ compensation self-insurance programs.  In connection with the cancellation of one of the previous lines of credit, these letters of credit were cancelled and reestablished with the new bank for the same dollar amounts.  Under the new facility, these letters of credit are secured by a compensating balance arrangement which the Company expects to eliminate with the new facility that is currently being discussed.

The Company’s working capital was $51,062,000 as of January 1, 2011 compared to $33,925,000 as of January 2, 2010.  The Company believes that its current working capital, as well as future cash flow, is sufficient to meet its ongoing needs during fiscal 2011.  Net cash provided by operating activities during fiscal 2010 totaled $23,088,000.  Cash flows from operating activities resulted primarily from net income plus non-cash expenses and changes in working capital.

Net cash provided by investing activities was $19,484,000 in 2010.  Investing activities included the sale of investments of $51,926,000 partially offset by the purchase of investments of $29,861,000 and capital expenditures of $2,597,000.  Net cash used in financing activities consisted solely of dividends paid during 2010 totaling $3,161,000.

The Company’s current ratio was 2.65 as of January 1, 2011 compared to 2.04 as of January 2, 2010.  The Company’s total liabilities to equity ratio decreased to .51 as of January 1, 2011 from .65 as of January 2, 2010.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of January 1, 2011:

	Contractual Cash Obligations (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

7% Subordinated Income Debentures
Due September 2014 Including Interest	$1,572	$86	$172	$1,314	$0

Operating Leases	116,160	10,858	21,115	18,903	65,284

Total Contractual Cash Obligations (1)	$117,732	$10,944	$21,287	$20,217	$65,284

	Other Commercial Commitments (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Standby Letters of Credit (2)	$8,319	$8,319	$0	$0	$0

(1)	Other Contractual Cash Obligations

The Company had the following other contractual cash obligations at January 1, 2011.  The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments is unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to general and auto liability claims and for all open years prior to July 1, 2006 for workers’ compensation.  The Company maintains stop-loss insurance coverage to limit its loss exposure on a per claim basis.  Effective July 1, 2006, the Company purchased a fully insured guaranteed cost workers’ compensation insurance policy for losses occurring after June 30, 2006.  This policy replaced the high deductible program for workers’ compensation.  Liabilities associated with the risks that are retained by the Company under the high deductible programs are estimated, in part, by considering historical claims experience and regression analysis.  Accruals are based on undeveloped reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims.  The Company’s liability reserve for unpaid and incurred but not reported claims at January 1, 2011 was approximately $3,572,000.

Employment Agreement

Bernard Briskin, Chairman of the Board of Directors, President and Chief Executive Officer of the Company has an employment agreement with the Company that provides for annual retirement compensation for the remainder of his lifetime equal to 25% of his average base salary and bonus earned in the last three fiscal years prior to his retirement.  The Company had accrued $1,513,000 under the terms of the employment agreement as of January 1, 2011.

Property, Plant and Equipment Purchases

As of January 1, 2011, management had authorized expenditures on incomplete projects for the purchase of property, plant and equipment which totaled approximately $441,000.  The Company has an ongoing program to remodel existing supermarkets and to add new stores.  During 2010, total capital expenditures were $2,597,000.

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

In March 2007, the Company announced a stock repurchase program, authorized by the Board of Directors, to purchase from time to time up to 200,000 shares of its Class A in the open market or in private transactions.  This was in addition to 22,904 shares remaining under prior repurchase authorizations.  The timing, volume and price of purchases are at the discretion of the management of the Company.  No stock was repurchased under this program in 2010, 2009 or 2008.

During 2010, 2009 and 2008, the Company paid regular quarterly dividends of 25 cents per share of Class A for a total of approximately $3,161,000 in each year.  In addition, the Company paid a special cash dividend of twenty-five dollars ($25) per share on its outstanding Class A totaling approximately $79,027,000 on December 8, 2008 to stockholders of record at the close of business on November 20, 2008.

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

Approximately 88.9% and 88.6% of the Company’s inventories were valued using the LIFO method as of January 1, 2011 and January 2, 2010, respectively.  The LIFO method assumes that the cost of the most recently purchased items are the first to be sold, and thus, are used to measure cost of sales, leaving the earlier costs residing in the ending inventory valuation.  The Company uses the Link-Chain, Dollar-Value method for purposes of calculating its LIFO charge or credit each year for nonperishable inventories.  This method requires management to compute a cumulative price index which represents the change in inventory cost since the base year (i.e., the beginning of the year in which LIFO was first elected) compared to the current cost of inventory.  The cumulative index is then applied to the current cost of inventory to determine the value of inventory at base year costs.  This computation is performed separately for each of the Company’s individual LIFO pools (i.e., groupings of similar items such as basic grocery, housewares, alcoholic beverages, etc.)  The LIFO method requires management to make assumptions and to apply judgment regarding inventory mix and factors related to the computation of price indices which could impact the ending inventory valuation as well as cost of sales.  If the FIFO method had been used for nonperishable inventories instead of the LIFO method, total inventory as of January 1, 2011 and January 2, 2010 would have been higher by approximately $6,447,000 and $6,433,000, respectively.

The Company evaluates inventory shortages throughout the year based on actual physical counts at its stores and warehouse.  Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages from the last physical count to the financial statement date.   Although the Company has sufficient historical data to record reasonable estimates of inventory shortages, actual results could differ.  As of January 1, 2011, a difference between actual and estimated shortages of, for example, 25 basis points would have an annual impact of approximately $587,000 on cost of sales.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  Impairment is recognized when estimated future cash flows (undiscounted and before interest charges) are less than carrying value.  The factor that most significantly affects the impairment calculation is management’s estimate of future cash flows which is inherently uncertain and relies on various assumptions regarding current and future economic and market conditions and the availability of capital.   The Company’s cash flow projection looks several years into the future and includes assumptions such as the rate of inflation/deflation, the strength of the economy, competition in our trade area, the ability to secure subtenants and the Company’s ability to negotiate early termination agreements.  If impairment analysis assumptions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur.  To the extent that an asset is impaired, the excess of the carrying amount of the asset over its estimated fair value is charged against earnings.  No asset impairment charges or adjustments were recognized during fiscal 2010, 2009 or 2008.

Workers’ Compensation and General and Auto Liability Insurance

The Company is primarily self-insured (i) for losses for all years related to general and auto liability claims and (ii) for some years prior to July 1, 2006 for workers’ compensation.  Where primarily self-insured, the Company purchases stop-loss insurance coverage to limit its loss exposure on a per claim basis.  Related accruals are based on undeveloped reported claims and an estimate of claims incurred but not reported.  The amount of reserves for reported claims are determined by a third party administrator claims representative who considers the individual facts of each claim including severity in arriving at an estimate of the Company’s total exposure.  In addition, the Company analyzes its historical paid and incurred loss trends in order to further develop an estimate of its ultimate cost of reported claims and claims incurred but not reported.  Such estimates and historical trends are not an absolute indication of future results, and the Company reevaluates these reserves quarterly based on the most current information available.  The ultimate cost of claims are impacted by numerous variables including the frequency and severity of claims, legal and legislative trends, changes in benefit levels, the rate of inflation and claim settlement patterns.

Since July 1, 2006, the Company has purchased fully insured guaranteed cost workers’ compensation insurance thereby limiting its exposure for workers’ compensation to the cost of the related insurance premium.  The Company’s self-insured workers’ compensation accrual for claims incurred prior to July 2006 decreased from $3,484,000 at the beginning of fiscal 2010 to $2,211,000 at the end of the year as a result of payments of $1,241,000, which amount was partially offset by reserve adjustments of $32,000.  The Company expects the workers’ compensation reserve to continue to decline as it continues to pay down and close outstanding workers’ compensation claims which occurred prior to July 1, 2006.  The Company’s reserves for general and auto liability claims increased by approximately $268,000 during fiscal 2010.  The net increase reflects a net accrual, including reserve adjustments, of $823,000 partially offset by payments of $555,000.

Vendor Allowances

The Company receives a variety of allowances from its vendors whose products are sold in Gelson’s stores.  Typically, the vendors are paying the Company to promote their products.  The promotion may be a temporary price reduction, a feature in a print advertisement or newsletter, placement of the vendor’s product in a preferred location in a store or introduction of a new product.  The promotions range from approximately two weeks to six months and are recognized as a reduction of cost of sales as they are earned.

Vendor funds that have been earned as a result of completing the required performance under the terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions of inventory.  The amount and timing of recognition of vendor allowances as a reduction of cost of sales, as well as the amount of vendor funds remaining in ending inventory, requires management judgment and estimates.  Management estimates current year purchase volume based on projected and historical data.  In turn, the estimated purchase volume is used to determine the amount of vendor allowances to recognize each period.  The Company does not expect that there will be a significant change in the annual level of vendor support; however, a one percent change in total vendor funds earned would likewise impact gross profit by approximately .04% as a percent of sales.

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

The Company currently has no outstanding bank debt or fixture financing.  If the Company should borrow in the future, the Company could then be exposed to market risk related to interest fluctuations.

A change in market prices exposes the Company to market risk related to its investments.  As of January 1, 2011, all investments were classified as available-for-sale securities and totaled $2,099,000.  A hypothetical 10% drop in the market value of these investments would result in a $209,900 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

Item 8.	Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and the Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of January 1, 2011.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.  Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended January 1, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the Company’s 2010 fiscal year with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (2011 Proxy Statement).

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the 2011 Proxy Statement.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this Item 13 is incorporated by reference from the 2011 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from the 2011 Proxy Statement.

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

ARDEN GROUP, INC.

Date

By	/s/BERNARD BRISKIN	3/10/11
Bernard Briskin, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date

/s/BERNARD BRISKIN	3/10/11
Bernard Briskin, Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/LAURA J. NEUMANN	3/10/11
Laura J. Neumann, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

/s/M. MARK ALBERT	3/10/11
M. Mark Albert, Director

/s/JOHN G. DANHAKL	3/10/11
John G. Danhakl, Director

/s/ROBERT A. DAVIDOW	3/10/11
Robert A. Davidow, Director

/s/KENNETH A. GOLDMAN	3/10/11
Kenneth A. Goldman, Director

/s/STEVEN ROMICK	3/10/11
Steven Romick, Director

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
_______________________________________________________

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
_______________

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2011.  In making the assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of January 1, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of January 1, 2011 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears on page 30.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Arden Group, Inc. and Consolidated Subsidiaries

We have audited the accompanying consolidated balance sheets of Arden Group, Inc. and Consolidated Subsidiaries (the Company) as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended January 1, 2011.  We also have audited the Company’s internal control over financial reporting as of January 1, 2011, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arden Group, Inc. and Consolidated Subsidiaries, as of January 1, 2011 and January 2, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Arden Group, Inc. and Consolidated Subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on criteria set forth by the COSO in Internal Control - Integrated Framework.

/s/Moss Adams LLP
Los Angeles, California
March 10, 2011

 ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
_______________________________________________________

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

Assets	January 1, 2011	January 2, 2010
Current assets:
Cash and cash equivalents	$52,591	$13,180
Investments	2,099	25,201
Accounts receivable, net of allowance for doubtful accounts
of $201 and $300 as of January 1, 2011 and
January 2, 2010, respectively	4,580	5,423
Inventories, net	18,176	16,874
Deferred income taxes	1,797	2,870
Other current assets	2,838	2,933

Total current assets	82,081	66,481

Property, plant and equipment, net	38,247	40,981
Deferred income taxes	4,293	4,345
Other assets	3,263	3,290

Total assets	$127,884	$115,097

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$12,790	$12,366
Federal and state income taxes payable	626	863
Other current liabilities	17,603	19,327

Total current liabilities	31,019	32,556

Long-term debt	1,228	1,228
Deferred rent	6,336	6,397
Other liabilities	4,774	5,306

Total liabilities	43,357	45,487

Commitments and contingent liabilities (Notes 14 and 16)
Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares;
3,161,098 shares issued and outstanding as of
January 1, 2011 and January 2, 2010, excluding
1,357,200 treasury shares	1,129	1,129
Capital surplus	5,378	5,378
Unrealized loss on investments, net of tax	(11)	(4)
Retained earnings	81,784	66,860

	88,280	73,363
Treasury stock, 1,357,200 shares at cost	(3,753)	(3,753)

Total stockholders’ equity	84,527	69,610

Total liabilities and stockholders’ equity	$127,884	$115,097

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
_______________________________________________________

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(In Thousands, Except Share and Per Share Data)

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	January 1, 2011	January 2, 2010	January 3, 2009

Sales	$417,065	$431,170	$479,117
Cost of sales	257,506	264,931	294,617

Gross profit	159,559	166,239	184,500
Selling, general and administrative expense	129,416	130,203	144,181

Operating income	30,143	36,036	40,319
Interest and dividend income	1,298	756	2,460
Other income (expense), net	(66)	0	(907)
Interest expense	(1,044)	(503)	(365)

Income before income taxes	30,331	36,289	41,507
Income tax provision	12,246	14,665	16,840

Net income	$18,085	$21,624	$24,667

Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) from available-for-sale securities:
Net unrealized holding loss arising during the period	(45)	(13)	(428)
Reclassification adjustment for realized loss included
in net income	38	0	616

Net unrealized gain (loss), net of income tax expense (benefit)
of ($4) for 2010, ($9) for 2009 and $129 for 2008	(7)	(13)	188

Comprehensive income	$18,078	$21,611	$24,855

Net income per common share:
Basic and diluted	$5.72	$6.84	$7.80

Weighted average common shares outstanding:
Basic and diluted	3,161,098	3,161,098	3,161,098

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
_________________________________________________________

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Unrealized
	Common Stock			Gain (Loss)				Total
	Class A		Capital	on	Retained	Treasury Stock		Stockholders’
(In Thousands, Except Share Data)	Shares	Amount	Surplus	Investments	Earnings	Shares	Amount	Equity

Balance, December 29, 2007	4,518,298	$1,129	$5,378	$(179)	$105,918	1,357,200	$(3,753)	$108,493

Net unrealized gain	0	0	0	188	0	0	0	188
Dividends declared	0	0	0	0	(82,188)	0	0	(82,188)
Net income	0	0	0	0	24,667	0	0	24,667

Balance, January 3, 2009	4,518,298	1,129	5,378	9	48,397	1,357,200	(3,753)	51,160

Net unrealized loss	0	0	0	(13)	0	0	0	(13)
Dividends declared	0	0	0	0	(3,161)	0	0	(3,161)
Net income	0	0	0	0	21,624	0	0	21,624

Balance, January 2, 2010	4,518,298	1,129	5,378	(4)	66,860	1,357,200	(3,753)	69,610

Net unrealized loss	0	0	0	(7)	0	0	0	(7)
Dividends declared	0	0	0	0	(3,161)	0	0	(3,161)
Net income	0	0	0	0	18,085	0	0	18,085

Balance, January 1, 2011	4,518,298	$1,129	$5,378	$(11)	$81,784	1,357,200	$(3,753)	$84,527

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
_______________________________________________________

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	January 1, 2011	January 2, 2010	January 3, 2009

Cash flows from operating activities:
Cash received from customers	$417,580	$431,108	$479,578
Cash paid to suppliers and employees	(384,624)	(391,957)	(437,970)
Interest and dividends received	1,580	565	2,513
Interest paid	(94)	(87)	(109)
Income taxes paid	(11,354)	(13,895)	(15,545)

Net cash provided by operating activities	23,088	25,734	28,467

Cash flows from investing activities:
Capital expenditures	(2,597)	(2,890)	(5,159)
Purchases of investments	(29,861)	(30,164)	(25,130)
Sales of investments	51,926	13,127	35,556
Proceeds from the sale of property, plant and
equipment	16	48	21

Net cash provided by (used in) investing activities	19,484	(19,879)	5,288

Cash flows from financing activities:
Cash dividends paid	(3,161)	(3,161)	(82,188)

Net cash used in financing activities	(3,161)	(3,161)	(82,188)

Net increase (decrease) in cash and cash equivalents	39,411	2,694	(48,433)
Cash and cash equivalents at beginning of year	13,180	10,486	58,919

Cash and cash equivalents at end of year	$52,591	$13,180	$10,486

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	January 1, 2011	January 2, 2010	January 3, 2009

Reconciliation of Net Income to Net Cash Provided
by Operating Activities:

Net income	$18,085	$21,624	$24,667

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,307	5,599	6,110
Provision for losses on accounts receivable	44	94	169
Deferred income taxes	1,129	108	1,923
Net loss from the disposal of property,
plant and equipment	8	54	89
Realized loss on investments, net	66	0	907
Amortization of premium on investments	960	472	259
Stock appreciation rights compensation expense (income)	(394)	(273)	1,823

Changes in assets and liabilities net of effects from
noncash investing and financing activities:

(Increase) decrease in assets:
Accounts and notes receivable	799	(246)	527
Inventories	(1,302)	972	3,712
Other current assets	95	204	(281)
Other assets	27	16	(69)

Increase (decrease) in liabilities:
Accounts payable, trade and other current
liabilities	(1,090)	(2,402)	(9,148)
Federal and state income taxes payable	(237)	668	(608)
Deferred rent	(61)	99	154
Other liabilities	(348)	(1,255)	(1,767)

Net cash provided by operating activities	$23,088	$25,734	$28,467

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
_______________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Summary of Significant Accounting Policies

Basis of Presentation and Business Description

The consolidated financial statements of Arden Group, Inc. (Company or Arden) include the accounts of the Company and its direct and indirect subsidiaries.  Arden is a holding company which conducts operations through its wholly-owned subsidiary, Arden-Mayfair, Inc. (Arden-Mayfair) and Arden-Mayfair’s wholly-owned subsidiary, Gelson’s Markets (Gelson’s) which operates eighteen supermarkets in Southern California.  The Company and Arden-Mayfair also own certain real estate properties through a wholly-owned subsidiary, Mayfair Realty, Inc.  All intercompany accounts and transactions are eliminated in consolidation.

Fiscal Year

The Company operates on a fiscal year ending on the Saturday closest to December 31.  Fiscal years for the consolidated financial statements included herein ended on January 1, 2011 (fiscal 2010 - 52 weeks), January 2, 2010 (fiscal 2009 - 52 weeks) and January 3, 2009 (fiscal 2008 - 53 weeks).

The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements.

Cash and Cash Equivalents

The Consolidated Statements of Cash Flows classify changes in cash and cash equivalents (short-term, highly liquid investments readily convertible into cash) according to operating, investing or financing activities.  The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions.

Investments

The Company invests in marketable securities including mutual funds, U.S. treasury notes and debt securities.  Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.  The Company reviews its investment portfolio on a quarterly basis to determine if market declines below book value may be other-than-temporary.  Any decline that is determined to be other-than-temporary is recorded as a loss on the Consolidated Statements of Operations and Comprehensive Income in accordance with authoritative guidance.

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date.  Debt securities that the Company does not intend to hold to maturity and equity securities are classified as available-for-sale.  As of January 1, 2011, all marketable securities were classified as available-for-sale.  Investments are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.  The cost of investments sold is determined based on the Specific Identification method.

Accounts Receivable

The Company monitors vendor receivables and extensions of credit on an ongoing basis and has not experienced significant losses related to its receivables.  At January 1, 2011, the Company believes that it did not have significant credit risk concentrations.  No customer or vendor represented greater than 3% of total accounts receivable.

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

Leased property meeting certain capital lease criteria is capitalized and the present value of the related lease payments is recorded as a liability.  Amortization of capitalized leased assets is computed on the straight-line method over the shorter of the estimated useful life or the initial lease term.  There were no capitalized leases at January 1, 2011 and January 2, 2010.

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

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  Impairment is recognized when estimated future cash flows (undiscounted and before interest charges) are less than carrying value.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital.  If impairment analysis assumptions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur.  To the extent that an asset is impaired, the excess of the carrying amount of the asset over its estimated fair value is charged against earnings.  No impairments were recorded in 2010, 2009 or 2008.

Workers’ Compensation and General and Auto Liability Costs

The Company is primarily self-insured through the use of a high deductible policy for losses related to workers’ compensation for claims incurred prior to July 1, 2006, as well as all general and auto liability claims.  The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis and is insured for covered costs in excess of per claim limits.  Since July 1, 2006, the Company has purchased fully insured guaranteed cost workers’ compensation insurance to replace the high deductible program. The Company continues to maintain an accrual for workers’ compensation claims incurred prior to July 2006 under the high deductible program which is based on undeveloped reported claims and an estimate of claims incurred but not reported.  The Company’s workers’ compensation and general and auto liability reserves for unpaid and incurred but not reported claims at January 1, 2011 and January 2, 2010 were approximately $3,572,000 and $4,577,000, respectively.  While the ultimate amount of claims incurred are dependent on future developments, the recorded reserves reflect management’s best estimate of claims to be incurred.

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

Gelson’s sells gift cards (and previously gift certificates) to its customers in its retail stores.  The gift cards and certificates do not have an expiration date and Gelson’s does not charge an administrative fee on unused gift cards.  The Company records unredeemed gift cards and certificates under Accounts Payable, Trade on its Consolidated Balance Sheets.  In the past, the Company has recognized revenue from gift cards and certificates only when they were redeemed by its customers.  Beginning in the first quarter of 2009, the Company began recording revenue when the likelihood of the gift cards and certificates being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards and certificates to relevant jurisdictions (gift card breakage).  Based on an analysis of historical redemption patterns, the Company determined the appropriate gift card breakage rate is three years.  During 2010 and 2009, the Company recorded $43,000 and $490,000 of revenue related to gift card breakage, respectively.   Of the amount recorded in 2009, $432,000 was related to prior years and was recorded in the first quarter.  Gift card breakage is included in Sales on the Consolidated Statements of Operations and Comprehensive Income.

Cost of Sales

Cost of sales includes product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Warehouse and transportation costs include receiving costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center and distribution system.  Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products.  Advertising costs, net of vendor reimbursements, are expensed as incurred and include the cost of the Gelson’s newsletter, newspaper ads and other print advertising.  Occupancy costs consist of rent, common area charges (where applicable), depreciation and utilities related to Gelson’s operations.  The following table summarizes warehouse, transportation, purchasing, net advertising and occupancy costs for 2010, 2009 and 2008.

(In Thousands)	2010	2009	2008
Warehouse and transportation	$7,092	$7,014	$7,046
Purchasing	2,728	2,814	3,008
Advertising	1,876	1,335	1,049
Occupancy	22,232	22,930	23,624
	$33,928	$34,093	$34,727

Fair Value Measurements

Fair value is defined as the amount that would be received upon sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The authoritative guidance establishes a fair value hierarchy which prioritizes the types of inputs to valuation techniques that companies may use to measure fair value.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1).  The next highest priority is given to inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly (Level 2).  The lowest priority is given to unobservable inputs in which there is little or no market data available and which require the reporting entity to develop its own assumptions (Level 3).  The fair value of the Company’s financial assets and liabilities measured on a recurring basis includes investments which appear under Assets on the Consolidated Balance Sheets.  See Note 2 for a disaggregation of the Company’s investments including the input level used to determine fair value for each type of investment.

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

Vendor Allowances

The Company receives a variety of allowances from its vendors whose products are sold in Gelson’s stores.  Typically, the vendors are paying the Company to promote their products.  The promotion may be a temporary price reduction, a feature in a print advertisement or newsletter, placement of the vendor’s product in a preferred location in a store or introduction of a new product.  The promotions range from approximately two weeks to six months and are recognized as a reduction of cost of sales as they are earned.

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

The fair value of each SAR is estimated at the end of each reporting period using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model incorporates various highly subjective assumptions, including expected term, expected volatility, expected dividend yield and a risk-free interest rate.  The Company has reviewed its historical pattern of SARs exercises and has determined that meaningful differences in SARs exercise activity exist between employees and non-employee directors.  Consequently, the Company has categorized SARs into two groups for valuation purposes, as well as separate groups based on grant date.  Expected volatility was determined based on historical volatility using weekly data.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected SARs life assumed at the date of grant less the time that has elapsed since the grant date.  The expected term was calculated based on historical experience.  Authoritative guidance also requires that a forfeiture assumption be applied to awards that are classified as liabilities such as SARs.  However, cash-settled SARs are remeasured at fair value at the end of each reporting period and, therefore, the impact of actual forfeitures will be reflected at each remeasurement date.

The assumptions used in the Black-Scholes option-pricing model as of January 1, 2011:

Dividend yield	1.128% -	1.188%
Expected volatility	38.803% -	42.187%
Risk-free interest rate	.807% -	2.135%
Expected average term	3.52 -	5.45 years

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

2.	Investments

Marketable securities are shown on the accompanying Consolidated Balance Sheets at their fair value.

(In Thousands)	Cost	Unrealized Gain (Loss)	Fair Value

As of January 1, 2011:
Debt Securities:
Corporate	$2,013	$(15)	$1,998
Mutual Funds	103	(2)	101
Total	$2,116	$(17)	$2,099

As of January 2, 2010:
Debt Securities:
Government sponsored	$5,010	$1	$5,011
State government	3,895	(3)	3,892
Corporate	12,288	(9)	12,279
Mutual Funds	4,016	3	4,019
Total	$25,209	$(8)	$25,201

All of the investments listed in the table above were valued using Level 1 inputs as discussed in Note 1.  Realized net losses from the sale of investments were $66,000, $0 and $907,000 in 2010, 2009 and 2008, respectively.  Realized net gain or loss from the sale of investments is included in other income (expense), net on the Consolidated Statements of Operations and Comprehensive Income.

3.	Accounts Receivable, Net

	January 1,	January 2,
(In Thousands)	2011	2010
Accounts receivable, trade	$2,369	$2,559
Other accounts receivable	2,412	3,164
	4,781	5,723
Less: Allowance for doubtful accounts	(201)	(300)
	$4,580	$5,423

The provision for doubtful accounts in 2010, 2009 and 2008 was approximately $44,000, $94,000 and $169,000, respectively.

4.	Inventories

Inventories valued by the LIFO method totaled $15,874,000 at January 1, 2011 and $14,214,000 at January 2, 2010.  Inventory balances would have been $6,446,000 and $6,433,000 higher at the end of 2010 and 2009, respectively, if they had been stated at the lower of FIFO cost or market.

5.	Significant Supplier

During 2010, the Company procured approximately 15% of its product through Unified Grocers, Inc. (Unified), a grocery wholesale cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits in order to purchase product from the cooperative.  As of January 1, 2011, the Company had approximately $1,628,000 on deposit with Unified in addition to approximately $694,000 related to ownership of equity shares in Unified.  There is no established public trading market for Unified’s shares.  The deposit and equity ownership are recorded under other assets on the Consolidated Balance Sheets.

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

6.	Property, Plant and Equipment

	January 1,	January 2,
(In Thousands)	2011	2010

Land	$8,633	$8,633
Buildings and improvements	9,836	9,836
Store fixtures and office equipment	47,838	47,193
Transportation equipment	3,977	4,060
Machinery and equipment	2,033	1,982
Leasehold improvements	50,812	50,376
Leasehold interests	4,538	4,538
Assets under construction	1,074	332
	128,741	126,950

Accumulated depreciation and amortization	(90,494)	(85,969)
	$38,247	$40,981

Depreciation and amortization expense was $5,307,000, $5,599,000 and $6,110,000 in 2010, 2009 and 2008, respectively.

7.	Other Current Liabilities

	January 1,	January 2,
(In Thousands)	2011	2010
Employee compensated absences	$5,144	$5,280
Taxes (excluding income taxes)	2,886	3,008
Employee benefits	2,146	1,838
Payroll	1,867	2,326
Workers’ compensation	782	1,707
Other	4,778	5,168
	$17,603	$19,327

8.	Long-Term Debt

	Current		Non-Current
	January 1,	January 2,	January 1,	January 2,
(In Thousands)	2011	2010	2011	2010

7% Subordinated Income
Debentures due
September 1, 2014	$0	$0	$1,228	$1,228

The Company had revolving lines of credit in the amount of $20,000,000 and $3,000,000 which were scheduled to expire in August 2012 and November 2011, respectively.  In January 2011, the Company voluntarily terminated its existing lines of credit and established a new letter of credit facility totaling $10,000,000 with a different bank.  The Company is currently in discussions for additional borrowing facilities with the new bank.  At the end of 2010 and 2009, there were no amounts borrowed against either of the old revolving lines of credit.  The Company currently maintains four standby letters of credit aggregating $8,319,000 in connection with lease and self-insurance requirements.  In connection with the cancellation of one of the previous lines of credit, these letters of credit were cancelled and reestablished with the new bank for the same dollar amounts.  Under the new facility, these letters of credit are secured by a compensating balance arrangement which the Company expects to eliminate with the new facility that is currently being discussed.

Debentures: The indenture relating to the 7% Subordinated Income Debentures (7% Debentures), due September 1, 2014, provides for interest payable semi-annually on March 1 and September 1 to the extent that current annual net income is sufficient therefor, or at the discretion of the Company, out of available retained earnings.  All interest due and payable as of January 1, 2011 was paid.  The 7% Debentures are recorded at face value which approximates its fair value.

9.	Capital Stock

The Company is authorized to issue 10,000,000 shares of Class A, par value $.25 per share.  At January 1, 2011 and January 2, 2010, the number of shares issued were 4,518,298, including 1,357,200 treasury shares.  The Company has a stock repurchase program, authorized by the Board of Directors, to purchase from time to time up to 222,904 shares of its Class A in the open market or in private transactions.  The timing, volume and price of purchases are at the discretion of the management of the Company.  No stock was repurchased under this program in 2010, 2009 or 2008.

During 2010, 2009 and 2008, the Company paid regular quarterly dividends of 25 cents per share of Class A for a total of approximately $3,161,000 in each year.  In addition, on December 8, 2008, the Company paid a special cash dividend of twenty-five dollars ($25) per share on its outstanding Class A totaling approximately $79,027,000 to stockholders of record at the close of business on November 20, 2008.  On January 20, 2011, the Company paid a regular quarterly cash dividend of 25 cents per share of Class A, aggregating approximately $790,000, to stockholders of record on December 31, 2010.

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

	SARs
	Officers and		Non-Employee
	Employees		Directors
		Weighted		Weighted
	SARs	Average Price	SARs	Average Price

Outstanding as of 12/29/07	89,225	$128.75	57,500	$122.69

Exercised	17,100	$58.40	15,000	$68.09

Outstanding as of 1/3/09	72,125	$145.42	42,500	$141.96

Granted	3,500	$94.98	0	$0.00
Exercised	500	$57.00	0	$0.00
Forfeited	7,000	$146.44	0	$0.00

Outstanding as of 1/2/10	68,125	$143.38	42,500	$141.96

Granted	67,500	$107.38	42,500	$110.00
Exchanged	56,500	$146.44	42,500	$141.96
Forfeited	1,000	$110.00	0	$0.00

Outstanding as of 1/1/11	78,125	$110.48	42,500	$110.00

Exercisable as of 1/1/11	2,500		0

The aggregate intrinsic value of fully vested SARs as of January 1, 2011 was $0.

The following table summarizes information about the Company’s SARs outstanding at January 1, 2011:

	SARs Outstanding			SARs Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
SARs - Officers & Employees
$121.03	1,125	1.2 years	$121.03	750	$121.03
$146.44	7,000	3.9 years	$146.44	1,750	$146.44
$94.98	3,500	5.9 years	$94.98	0
$110.00	56,500	6.0 years	$110.00	0
$95.22	7,500	6.6 years	$95.22	0
$83.50	2,500	6.7 years	$83.50	0
	78,125	5.9 years	$110.48	2,500	$138.82

SARs - Non-Employee Directors

$110.00	42,500	6.0 years	$110.00	0

SARs compensation expense is included in SG&A expense on the Consolidated Statements of Operations and Comprehensive Income.  Authoritative guidance requires the Company to remeasure the fair value of SARs each reporting period until the award is settled.  Compensation expense must be recognized or reversed each reporting period for changes in fair value and vesting.  During 2010, the Company reversed $394,000 of SARs compensation expense recognized in prior periods due to the exchange of shares as discussed below and a decrease in the fair value of SARs during the year partially offset by additional vesting.  The Company  reversed $273,000 and recognized $1,823,000 of SARs compensation expense in 2009 and 2008, respectively.

In January 2010, all of the twenty-three holders of the Company’s SARs with a grant date on or before December 6, 2007 were offered the opportunity to exchange their then outstanding SARs units for an equal number of new SARs units with a lower grant price of $110 and a new vesting period.  Existing grant prices for these units ranged from $121.03 to $146.44.  Ordinarily, the grant price is determined based upon the fair market value of a share of the Company’s Class A on the date of grant.  On January 4, 2010, when the exchange offer was made to these SARs holders, the Class A closing price was $95.98 per share.  For those holders who accepted the Company’s exchange offer, the new SARs were granted effective January 15, 2010 and expire January 15, 2017.  The Class A closing price on the January 15, 2010 grant date was $108.71.  SAR holders who opted to exchange their SARs also agreed to restart their vesting period.  The new SARs vest 25% each year beginning at the end of the third year and expire seven years from the date of grant.  Of the 110,625 SARs units outstanding at fiscal 2009 year end, 99,000 SARs units were exchanged.  Just prior to the exchange on January 15, 2010, the Company had accrued approximately $817,000 for the exchanged SARs.  After the exchange, the accrual of $817,000 was reversed.

As of January 1, 2011, assuming no change in the SARs fair value, there was approximately $1,749,000 of total unrecognized compensation cost related to outstanding SARs which is expected to be recognized over a weighted average period of 4.9 years.  The total intrinsic value of SARs exercised during 2010, 2009 and 2008 was approximately $0, $34,000 and $3,443,000, respectively.  Intrinsic value represents the amount by which the fair value of SARs exceeds the grant price.

11.       Retirement Plans

The Company contributes to multi-employer union pension plans, administered by various trustees, which may be deemed to be defined benefit plans.  Contributions to these plans are based upon negotiated labor contracts.  Information relating to accumulated benefits and fund assets as they may be allocable to the participants at January 1, 2011, is not available to the Company.  The Company records pension expense for these plans as contributions are earned.  The Company’s total union pension expense for all plans for 2010, 2009 and 2008 amounted to $4,558,000, $4,730,000 and $5,065,000, respectively.

The Arden Group, Inc. 401(k) Retirement Savings Plan (401(k) Plan) covers all non-union employees of the Company and its subsidiaries who have attained the age of eighteen and have completed the applicable service requirement, as well as retirees and employees who have terminated but remain participants in the 401(k) Plan.  On the first of the month following the completion of one month of service, the 401(k) Plan provides that, with certain limitations, a qualifying employee may elect to contribute up to 100% of such employee’s annual compensation to the 401(k) Plan up to a maximum of $16,500 in 2010 on a tax-deferred basis.  In addition, employees over the age of 50 may elect to make catch up contributions up to a maximum of $5,500 in 2010.  The Company made discretionary contributions to the 401(k) Plan of $302,000, $295,000 and $716,000 for 2010, 2009 and 2008, respectively.

Bernard Briskin, Chairman of the Board of Directors, President and Chief Executive Officer of the Company has an employment agreement with the Company dating back to 1988.  The employment agreement with Mr. Briskin provides for annual post-employment compensation equal to 25% of his average base salary and bonus earned in the last three fiscal years prior to the cessation of his employment with the Company.  The officer is entitled to monthly payments during his lifetime beginning with the termination of his employment for any reason other than his breach of the employment agreement or termination for cause.  The Company has accrued its obligation under the terms of the employment agreement.  The Company decreased the accrual during 2010, 2009 and 2008 and recognized income of approximately $360,000, $249,000 and $45,000, respectively.  The decrease in the accrual is primarily due to a change in estimate based on the refining of the assumptions and underlying data, including the estimated payout term.  In addition, the accrual is impacted by the voluntary reductions that Mr. Briskin took in salary and bonus during 2009 and 2010 as discussed in Note 16.  This accrual is recorded under other liabilities on the Consolidated Balance Sheets and totaled approximately $1,513,000 as of January 1, 2011.

12.	Multi-Employer Union Health Care Plans

The Company contributes to multi-employer union health care plans, administered by various trustees, in accordance with the provisions of various labor contracts.  Contributions to these plans are generally based on the number of straight-time hours worked.  The Company’s expense for these plans totaled $11,934,000, $8,815,000 and $9,258,000 for 2010, 2009 and 2008, respectively.  The majority of Gelson’s employees are members of the United Food & Commercial Workers International Union (UFCW).  The Company contributes to a multi-employer health and welfare trust fund on behalf of its employees who are members of the UFCW.  The Company’s health and welfare contribution rate was scheduled to increase effective with hours worked during March 2009 and after; however, the Company was notified by the Southern California United Food & Commercial Workers Unions and the Food Employers Joint Trust Funds (Trust), in the first quarter of 2009, that the increase had been suspended.  In March 2010, the Company was notified that the UFCW health and welfare contribution rate would increase effective March 2010 to the maximum allowable rate under the current collective bargaining agreement; and as a result, average weekly health and welfare expense has been running approximately $74,000 higher than it would have if not for the recent increase.  The increase in health care costs was partially offset by a reduction in the number of hours eligible for contributions.  Except as discussed above, there were no employer withdrawals, shortfall contributions, maintenance of benefit clauses or other material changes that affected the comparability of employer and multi-employer contributions from year to year.

13.	Income Taxes

The composition of the federal and state income tax provision (benefit) is as follows:

(In Thousands)	2010	2009	2008
Current:
Federal	$8,683	$11,369	$11,550
State	2,437	3,198	3,239
Total current tax provision	11,120	14,567	14,789

Deferred:
Federal	907	115	1,652
State	219	(17)	399
Total deferred tax provision	1,126	98	2,051
Total income tax provision	$12,246	$14,665	$16,840

The Company’s deferred tax assets (liabilities) were attributable to the following:

	January 1,	January 2,
(In Thousands)	2011	2010
Deferred tax assets:
Deferred rent	$2,582	$2,607
Property, plant and equipment	1,670	1,415
Self-insured reserves	1,331	1,679
Accrued expenses	1,322	1,819
Accrued vacation	1,097	1,103
State income taxes	853	1,120
Other	511	805
Deferred tax assets	9,366	10,548

Deferred tax liabilities:
Deferred gain on debenture exchange	(2,050)	(2,211)
Other	(1,226)	(1,122)
Deferred tax liabilities	(3,276)	(3,333)
Deferred income taxes, net	$6,090	$7,215

Reconciliation of the statutory federal rate and effective rate is as follows:

(In Thousands, Except	2010		2009		2008
Percentage Amounts)	Amount	Rate	Amount	Rate	Amount	Rate

Federal tax at statutory rate	$10,616	35.0%	$12,701	35.0%	$14,527	35.0%
State income taxes, net of
federal tax benefit	1,743	5.8%	2,085	5.7%	2,385	5.8%
Other	(113)	(.4%)	(121)	(.3%)	(72)	(.2%)
	$12,246	40.4%	$14,665	40.4%	$16,840	40.6%

The Company accounts for uncertainty in income taxes in accordance with the authoritative guidance issued by the FASB.  This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of January 1, 2011 and January 2, 2010, the Company had approximately $0 and $1,000, respectively, of unrecognized tax benefits, which would have little impact on our effective tax rate if recognized.  The Company does not believe that the unrecognized tax benefit will change significantly within the 2011 fiscal year.

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and SG&A expense, respectively, in the Consolidated Statements of Operations and Comprehensive Income.  A reversal of interest recognized in prior periods of $11,000, $58,000 and $2,000 was recorded in 2010, 2009 and 2008, respectively.  No penalties were recognized during 2010, 2009 or 2008.  As of January 1, 2011 and January 2, 2010, the Company had approximately $13,000 and $24,000 accrued for interest, respectively, and no accrual for penalties at the end of either period.  The interest accrual is net of the applicable federal and state tax savings which would result if the interest were paid out.

The Company files income tax returns in the U.S. federal jurisdiction and the California state jurisdiction.  The Company is no longer subject to federal and state tax examinations for years before 2007 and 2006, respectively.

14.	Leases

The principal kinds of property leased by the Company and its subsidiaries are supermarket land and buildings.  The most significant obligations assumed under the lease terms, other than rental payments, are the upkeep of the facilities, utilities, insurance and property taxes.  Most supermarket leases contain contingent percentage rental provisions based on sales volume and have renewal options.  In 2010 and 2009, the Company’s contingent percentage rent was lower than in the prior year due to a combination of reduced sales volume and increased base rent.  The Company’s decision to exercise renewal options is primarily dependent on the level of business conducted at the location and the profitability thereof.

All leases and subleases with an initial term greater than one year are accounted for as either capital leases, operating leases or subleases, as appropriate, in accordance with authoritative guidance.

Assets Under Capital Leases:  Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease.  There were no capital leases outstanding as of January 1, 2011 or January 2, 2010.

Operating Leases and Subleases:  The Company is obligated under operating leases, primarily for land and buildings, which expire at various dates through 2027.  Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at January 1, 2011 are as follows:

		Deduct	Net
		Sublease	Rental
(In Thousands)	Commitments	Rentals	Commitments
2011	$10,858	$281	$10,577
2012	10,882	274	10,608
2013	10,233	78	10,155
2014	9,605	23	9,582
2015	9,298	0	9,298
Thereafter	65,284	0	65,284
	$116,160	$656	$115,504

Rent expense under operating leases was as follows:

(In Thousands)	2010	2009	2008
Minimum rent	$11,574	$11,590	$11,324
Contingent percentage rent	845	1,030	1,356
	12,419	12,620	12,680
Sublease rentals	(1,886)	(2,027)	(2,110)
	$10,533	$10,593	$10,570

15.	Related Party Transactions

A director of the Company is a partner in a law firm which performs legal services for the Company.

16.	Commitments and Contingent Liabilities

The Company has an employment agreement with Mr. Briskin which currently expires on January 1, 2013.  In addition to a base salary, the agreement provides for a bonus based on pre-tax earnings.  No maximum compensation limit exists.  Total salary and bonus expensed in 2010, 2009 and 2008 was approximately $1,199,000, $1,709,000 and $2,154,000, respectively.  The unpaid bonus at year end is recorded under other current liabilities on the Consolidated Balance Sheets.  Mr. Briskin is contractually entitled to a salary increase each year effective on January 1.  In each of 2009 and 2011, Mr. Briskin offered to forego any salary increase.  He was not eligible for a salary increase in 2010 as there was not an increase in the applicable consumer price index as specified in his employment agreement.  In addition, for fiscal 2010, Mr. Briskin voluntarily reduced his bonus down to 50% of the bonus to which he was contractually entitled.  For fiscal 2009, Mr. Briskin had also voluntarily reduced the bonus to which he was contractually entitled to equal 70% of his fiscal 2008 bonus.  Mr. Briskin is also entitled to monthly payments during his lifetime beginning with the termination of his employment for any reason other than his breach of the employment agreement or termination for cause.  The Company has accrued its obligation under the terms of the employment agreement as discussed in Note 11.

The Company is primarily self-insured for losses related to general and auto liability claims and, for certain years prior to July 1, 2006, for workers’ compensation as well.  The Company purchased a fully insured guaranteed cost workers’ compensation insurance policy for losses occurring after June 30, 2006.  This policy replaced the high deductible program for workers’ compensation and is currently effective through June 30, 2011.  For workers’ compensation claims prior to July 1, 2006, the Company maintains stop-loss coverage to limit its loss exposure on a per claim basis.  Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis.  Accruals are based on undeveloped reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred are dependent on future developments, the reserve represents the Company’s best estimate of future payments related to claims.  The Company’s workers’ compensation and general and auto liability reserves for unpaid claims and incurred but not reported claims at January 1, 2011 and January 2, 2010 were approximately $3,572,000 and $4,577,000, respectively, and are recorded under other current liabilities and other liabilities on the Consolidated Balance Sheets.

As of January 1, 2011, management had authorized expenditures on incomplete projects for the construction and purchase of property, plant and equipment which totaled approximately $441,000.

The Company and its subsidiaries are subject to a myriad of environmental laws, regulations and lease covenants with its landlords regarding, among other things, air, water and land use, products for sale, and the use, storage and disposal of hazardous materials.  The Company believes it substantially complies, and has in the past substantially complied, with federal, state and local environmental laws and regulations and private covenants.  The Company cannot, at this time, estimate the expense it ultimately may incur in connection with any current or future violations; however, it believes any such claims will not have a material adverse impact on either the Company’s consolidated financial position, results of operations or cash flows.

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

17.	Selected Quarterly Financial Data (Unaudited)

(In Thousands, Except Per Share Data)
				Basic and Diluted
		Gross	Net	Net Income
Quarter	Sales	Profit	Income	Per Share (1)
2009
First	$108,847	$42,847	$5,833	$1.85
Second	107,851	41,361	4,671	1.48
Third	103,754	39,605	4,668	1.48
Fourth	110,718	42,426	6,452	2.03

2010
First	$104,777	$40,293	$5,074	$1.61
Second	101,960	38,928	4,006	1.27
Third	100,308	38,172	3,454	1.09
Fourth	110,020	42,166	5,551	1.75

(1)	Earnings per share is calculated using the weighted average outstanding shares for the quarter.

18.	Subsequent Events

On January 20, 2011, the Company paid a regular quarterly cash dividend of 25 cents per share on its Class A totaling approximately $790,000 to stockholders of record on December 31, 2010.

In January 2011, the Company voluntarily terminated its existing lines of credit and established a new letter of credit facility totaling $10,000,000 with a different bank.  The Company is currently in discussions with the new bank for additional borrowing facilities.  In connection with the cancellation of one of the previous lines of credit, the Company’s outstanding letters of credit were cancelled and reestablished with the new bank for the same dollar amounts.  Under the new facility, these letters of credit are secured by a compensating balance arrangement which the Company expects to eliminate with the new facility that is currently being discussed.

In February 2011, the Company sold an undeveloped parcel of land in Rubidoux, California for $2,178,000 resulting in a gain of approximately $2,129,000.

The Company’s collective bargaining agreement with the UFCW expired on March 6, 2011.  The UFCW’s contract with the three major grocery retailers in our trade area – Vons, Ralphs and Albertsons grocery chains (Majors) – also expired on the same date.  The Majors are currently in negotiations with the UFCW to renew their collective bargaining agreements.  The Company has signed an extension agreement with the UFCW pending the outcome of the UFCW’s negotiations with the Majors which obligates Gelson’s to any changes agreed to by the Majors in hourly wage rates and contributions to the benefit plans.  In addition, the expired agreement allowed for an additional increase in the health and welfare contribution rate effective February 2011 which has resulted in an increase in the Company’s costs by approximately $11,000 per week.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
_______________________________________________________

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

10.8*
Form of Non-Employee Director Phantom Stock Unit Agreement with each of M. Mark Albert, John G. Danhakl, Robert A. Davidow, Kenneth A. Goldman and Steven Romick dated January 15, 2010, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended April 3, 2010 and incorporated herein by reference.

10.9*
Employee Phantom Stock Unit Agreement with Laura J. Neumann  dated January 15, 2010, filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended April 3, 2010 and incorporated herein by reference.

10.10*	Employee Phantom Stock Unit Agreement with Laura J. Neumann dated August 10, 2010.

21.	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report.

Arden Group, Inc.

March 10, 2011

United States Securities & Exchange Commission
450 Fifth Street N.W.
Washington, DC  20549

Reference:	Form 10-K File Number 0-9904

Ladies and Gentlemen:

Enclosed is the Arden Group, Inc. Form 10-K for the year ended January 1, 2011.  The financial statements in the enclosed report do not reflect a change from the preceding year in any accounting principles or practices, or in the method of applying any such principles or practices.

Very truly yours,

ARDEN GROUP, INC.

/s/LAURA J. NEUMANN

Laura J. Neumann
Chief Financial Officer

LJN/clp
Enclosure

2020 South Central Avenue, Compton, California  90220
Telephone:  (310) 638-2842    Facsimile:  (310) 631-0950