Form 10-Q
period 2011-04-02
ARDEN GROUP INC
filed 2011-05-11
CIK 225051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-9904

ARDEN GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3163136
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2020 South Central Avenue, Compton, California  90220
(Address of principal executive offices including zip code)

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

The number of shares outstanding of the registrant’s class of common stock as of May 6, 2011 was:

3,071,000 shares of Class A Common Stock

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
___________________________________________________________

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

Assets	April 2, 2011	January 1, 2011

Current assets:
Cash and cash equivalents	$36,706	$52,591
Investments	28,297	2,099
Accounts receivable, net of allowance for doubtful accounts, of $190 and $201 as of April 2, 2011 and January 1, 2011, respectively	4,170	4,580
Inventories, net	16,372	18,176
Deferred income taxes	1,798	1,797
Other current assets	2,733	2,838

Total current assets	90,076	82,081

Property, plant and equipment, net	37,475	38,247
Deferred income taxes	4,293	4,293
Other assets	3,046	3,263

Total assets	$134,890	$127,884

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$12,439	$12,790
Federal and state income taxes payable	3,798	626
Other current liabilities	17,034	17,603

Total current liabilities	33,271	31,019

Long-term debt	1,228	1,228
Deferred rent	6,308	6,336
Other liabilities	4,676	4,774

Total liabilities	45,483	43,357

Commitments and contingent liabilities (Note 5)
Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 3,161,098 shares issued and outstanding as of April 2, 2011 and January 1, 2011 excluding 1,357,200 treasury shares	1,129	1,129
Capital surplus	5,378	5,378
Unrealized loss on investments, net of tax	(10)	(11)
Retained earnings	86,663	81,784

	93,160	88,280
Treasury stock, 1,357,200 shares at cost	(3,753)	(3,753)

Total stockholders’ equity	89,407	84,527

Total liabilities and stockholders’ equity	$134,890	$127,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
___________________________________________________________

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

	Thirteen Weeks Ended
	April 2, 2011	April 3, 2010

Sales	$104,194	$104,777
Cost of sales	63,906	64,484
Gross profit	40,288	40,293
Selling, general and administrative expense	32,926	31,788
Operating income	7,362	8,505
Interest and dividend income	68	295
Other income (expense), net	2,207	0
Interest expense	(71)	(237)
Income before income taxes	9,566	8,563
Income tax provision	3,897	3,489

Net income	$5,669	$5,074

Other comprehensive gain (loss), net of tax:
Net unrealized holding gain (loss) from available-for-sale securities, net of income tax expense (benefit) of $0 and $29 for 2011 and 2010, respectively	1	(42)

Comprehensive income	$5,670	$5,032

Basic and diluted net income per common share	$1.79	$1.61
Basic and diluted weighted average common shares outstanding	3,161,098	3,161,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
___________________________________________________________

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)

	Thirteen Weeks Ended
	April 2, 2011	April 3, 2010

Cash flows from operating activities:
Cash received from customers	$104,798	$104,812
Cash paid to suppliers and employees	(94,639)	(93,236)
Interest and dividends received	6	350
Interest paid	(43)	(43)
Income taxes paid	(725)	(925)

Net cash provided by operating activities	9,397	10,958

Cash flows from investing activities:
Capital expenditures	(569)	(277)
Purchases of investments	(26,383)	(19,578)
Sales of investments	281	11,143
Proceeds from the sale of property, plant and equipment	2,179	0

Net cash used in investing activities	(24,492)	(8,712)

Cash flows from financing activities:
Cash dividends paid	(790)	(790)

Net cash used in financing activities	(790)	(790)

Net increase (decrease) in cash and cash equivalents	(15,885)	1,456
Cash and cash equivalents at beginning of period	52,591	13,180

Cash and cash equivalents at end of period	$36,706	$14,636

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In Thousands)

	Thirteen Weeks Ended
	April 2, 2011	April 3, 2010

Reconciliation of Net Income to Net Cash Provided
by Operating Activities:

Net income	$5,669	$5,074

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,281	1,347
Provision for losses on accounts receivable	3	19
Net (gain) loss from the disposal of property, plant and equipment	(2,119)	2
Realized gain on investments, net	(78)	0
Amortization of premium on investments	50	216
Stock appreciation rights compensation expense (income)	10	(602)

Change in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts receivable	542	91
Inventories	1,804	1,961
Other current assets	105	(29)
Other assets	14	18

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	(909)	379
Federal and state income taxes payable	3,172	2,564
Deferred rent	(28)	1
Other liabilities	(119)	(83)

Net cash provided by operating activities	$9,397	$10,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
___________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.       Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements of Arden Group, Inc. (Company) include the accounts of the Company and its direct and indirect subsidiaries.  All intercompany accounts and transactions are eliminated in consolidation.  The Company operates 18 full-service supermarkets in Southern California through its wholly-owned subsidiary, Gelson’s Markets (Gelson’s) which carries both perishable and other grocery products.

The accompanying condensed consolidated financial statements for the thirteen weeks ended April 2, 2011 and April 3, 2010 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation   S-X and generally accepted accounting principles in the United States (GAAP) for interim financial information.  These financial statements have not been audited by an independent registered public accounting firm but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) regulations.  Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2010 Annual Report on Form 10-K.  The results of operations for the thirteen week period ended April 2, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

Cost of Sales

Cost of sales includes product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Warehouse and transportation costs include receiving costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center and distribution system.  Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products for resale.  Advertising costs, net of vendor reimbursements, are expensed as incurred.  Occupancy costs consist of rent, common area charges (where applicable), depreciation and utilities related to Gelson’s operations.  The following table summarizes warehouse, transportation, purchasing, advertising, net of vendor reimbursements, and occupancy costs for the thirteen weeks ended April 2, 2011 and April 3, 2010.

	Thirteen Weeks Ended
(In Thousands)	April 2, 2011	April 3, 2010
Warehouse and transportation	$1,636	$1,731
Purchasing	669	738
Advertising	349	422
Occupancy	5,417	5,492
	$8,071	$8,383

Fair Value Measurements

The fair value of the Company’s financial assets and liabilities which are measured on a recurring basis includes Investments which appear under Assets on the Condensed Consolidated Balance Sheets.  As of April 2, 2011 and January 1, 2011, all of the Company’s investments were valued using Level 1 inputs as the investment portfolio consists of investment securities that are actively traded in the marketplace.  Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures” defines Level 1 inputs as those that are based on quoted prices in active markets for identical assets or liabilities.

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

Occasionally, the Company receives allowances in the form of upfront lump-sum payments from vendors.  Under the terms of these long-term agreements (which typically extend for several months or years), the Company earns these allowances as it purchases product from the vendor.  The upfront payments are recorded as a liability when they are received and are recorded as a reduction of inventory cost as the product is purchased.  In the event the Company does not purchase the minimum amount of product specified in the agreement, the upfront payments must be returned on a pro rata basis to the vendor.  If the contract does not specify that the rebate is earned as product is purchased, then the upfront payments are recorded as a liability when received and recognized as a reduction of cost of sales on a pro rata basis as the product is sold.

2.       Multi-Employer Pension and Health Care Plans

The Company contributes to several multi-employer union pension and health care plans, administered by various trustees, in accordance with the provisions of various labor contracts.  Pension and health care costs are generally based on the number of straight-time hours worked and the contribution rate per hour as stipulated in the Company’s various collective bargaining agreements.  Union pension and health care plan expense totaled approximately $4,355,000 and $3,708,000 in the first quarter of 2011 and 2010, respectively.

The Arden Group, Inc. 401(k) Retirement Savings Plan (Plan) covers all nonunion employees of the Company and its subsidiaries who have attained the age of 18 and have completed the applicable service requirement.  The Plan provides that, with certain limitations, an employee with at least one month of service may elect to contribute up to 100% of such employee’s annual compensation to the Plan up to a maximum of $16,500 in 2011 on a tax-deferred basis, in addition to catch up contributions up to a maximum of $5,500 for employees over the age of 50.  Employees are eligible to participate in the Company’s discretionary contributions beginning on January 1 or July 1 following the completion of one year of service.  The Company accrued $97,000 and $98,000 during the first quarter of 2011 and 2010, respectively, for anticipated contributions.

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

The fair value of each SAR is estimated on the date of grant and, subsequently, at the end of each reporting period using the Black-Scholes option-pricing model which relies on the use of various highly subjective assumptions.  The assumptions used in the Black-Scholes option-pricing model for the first quarter ended April 2, 2011 were as follows:

Dividend yield	1.172%	-	1.199%
Expected volatility	33.125%	-	39.075%
Risk-free interest rate	.897%	-	2.256%
Expected average term	3.52	-	5.45 years

SARs compensation expense must be recognized each reporting period for changes in fair value and vesting.  During the first quarter of 2011, the Company recognized $10,000 of SARs compensation expense, which amount was due to additional vesting partially offset by a decrease in the fair value of SARs during the quarter.  During the first quarter of 2010, the Company reversed $602,000 of SARs compensation expense recognized in prior periods.  SARs compensation expense is recorded in Selling, General and Administrative (SG&A) Expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.  No SAR units were exercised during the first quarter of 2011.  As of April 2, 2011, assuming no forfeitures or change in the SARs fair value, there was $1,349,000 of total unrecognized compensation cost related to SARs which is expected to be recognized over a weighted average period of approximately 4.7 years.  As of April 2, 2011, there were 120,625 SARs units outstanding.

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

6.       Subsequent Events

The Company has a stock repurchase program, authorized by the Board of Directors, to purchase shares of its Class A in the open market or in private transactions from time to time.  The timing, volume and price of purchases are at the discretion of the management of the Company.  In April 2011, following the end of the first quarter, the Company purchased and retired 90,098 shares of its Class A for an aggregate purchase price of approximately $6,684,000 in an unsolicited private transaction.  After taking into account this purchase and purchases in prior years, up to 132,806 shares of Class A remain authorized for repurchase.

On April 20, 2011, the Company paid a regular quarterly cash dividend of $0.25 per share on Class A totaling approximately $790,000 to stockholders of record on March 31, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company.  Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, other parts of this report and other Company filings are forward-looking statements.  These statements discuss, among other things, future sales, operating results and financial condition.  Such statements may be identified by such words as “anticipate,” “expect,” “may,” “believe,” “could,” “estimate,” “project,” and similar words or phrases.  Forward-looking statements reflect the Company’s current plans and expectations regarding important risk factors and are based on information currently available to us.  The Company cautions readers that any forward-looking statements contained in this report or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended January 1, 2011.  The risks described in the Company’s Annual Report on Form 10-K are not the only risks it faces.  Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material could also have an adverse effect on the Company’s future sales, operating results or financial position.  The Company does not undertake any obligation to update forward-looking statements.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities.  Management has established accounting policies that they believe are appropriate in order to reflect the accurate reporting of the Company’s operating results, financial position and cash flows.  The Company applies these accounting policies in a consistent manner.  Management bases its estimates on historical experience, current and expected economic conditions and various other factors that management believes to be reasonable under the circumstances.  These estimates and assumptions form the basis for making judgments about various aspects of the Company’s business, including the carrying values of assets and liabilities that are not readily apparent from other sources.  The Company reevaluates these significant factors and makes adjustments where facts and circumstances dictate.  Future events and their effects cannot be determined with absolute certainty, and therefore actual results may differ from estimates.  As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011, management considers its policies on accounting for inventories and cost of sales, impairment of long-lived assets, insurance reserves, vendor allowances and share-based compensation to be the most critical in the preparation of the Company’s financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

Overview

Arden Group, Inc. is a holding company which conducts operations through its first and second tier wholly-owned subsidiaries, Arden Mayfair, Inc. and Gelson’s, respectively, as well as owning and managing its real estate through Mayfair Realty, Inc. which is owned by the Company and Arden Mayfair, Inc.  Gelson’s operates 18 full-service supermarkets in Southern California.  Gelson’s caters to those customers who expect superior quality, service and merchandise selection.  In addition to the customary supermarket offerings, Gelson’s offers specialty items such as imported foods, unusual delicatessen items, prepared foods and organic and natural food products.  Gelson’s stores include the typical service departments such as meat, seafood, service deli, floral, sushi, cheese and bakery.  In addition, some stores offer further services including fresh pizza, coffee bars, hot bars, gelato bars and carving carts offering cooked meats.

The Company’s management focuses on a number of performance indicators in evaluating financial condition and results of operations.  Same store sales, gross profit and labor costs are some of the key factors that management considers.  Both sales and gross profit are significantly influenced by competition in our trade area.  Gelson’s faces competition from regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson’s), stores specializing in natural and organic foods, specialty and gourmet markets and grocery departments in mass merchandise and club stores.  Weak economic conditions have led to even greater competition in the grocery industry in recent years.  As discretionary income has declined, some consumers have reduced their spending and are making more price conscious decisions which has caused us to compete for fewer customer dollars and has forced us to adjust some of our retail prices and offer more promotional discounts as our competitors have also reduced their prices in an attempt to maintain or increase their own market share.

Labor and other related payroll costs are the second largest expense (after product cost) incurred by Gelson’s and thus is a financial measure which is monitored by management.  As of fiscal 2010 year-end, Gelson’s had approximately 1,222 full-time and 860 part-time store, warehouse and office employees.  The majority of Gelson’s employees are members of the United Food & Commercial Workers International Union (UFCW).  The Company’s current contract with the UFCW expired March 6, 2011.  The agreement that the three major grocery retailers in our trade area - Vons, Ralphs and Albertsons grocery chains (Majors) - currently have with the UFCW provides for hourly wage rates based on job classification and experience levels that, in some cases, are less than those agreed to by Gelson’s.  The Majors are currently in negotiations with the UFCW to renew their collective bargaining agreements which also expired on March 6, 2011.  The Company has signed an extension agreement with the UFCW pending the outcome of the UFCW’s negotiations with the Majors which obligates Gelson’s to any changes  agreed to by the Majors in hourly wage rates and contributions to the benefit plans subject to our employees’ ratification.  On April 20, 2011, the UFCW employees of the Majors voted to authorize the UFCW to call a strike against the Majors if necessary.

The Company contributes to multi-employer health care and pension plan trusts on behalf of its employees who are members of the UFCW.  All employers who participate in the UFCW multi-employer plans are required to contribute at the same hourly rate based on straight-time hours worked in order to fund the plans.  The Company’s health and welfare contribution rate increased effective the beginning of March 2010 to the maximum allowable rate under the collective bargaining agreement; and as a result, average weekly health and welfare expense increased by approximately $74,000 higher than it would have if not for the increase.  In addition, effective the beginning of February 2011, the contribution rate increased again, as allowed under the contract, resulting in additional expense of approximately $11,000 per week.  The increase in health and welfare costs, as well as the labor cost issue discussed above, has negatively impacted the Company’s profitability and will continue to be impacted unless the Company is able to offset the increased expense through a combination of sales growth, increased gross margin, reduced labor hours and cost savings in other areas.

The ongoing economic downturn has had a significant impact on the funded status of the union health care and pension plans to which the Company contributes.  Many factors influence the funded status of the plans including changes in the cost of health care, the return on investments of assets held by the plan, changes to benefits offered under the plan and government regulations.  The Company anticipates that both health care and pension benefits will be important topics in current and future labor negotiations.  If the Company and other participating employers are unable to negotiate an acceptable agreement with the union concerning employee benefits, a labor dispute could result or the negotiations could result in a new agreement requiring higher contribution rates.  In addition, if any of the participating employers in the plan withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to cover the underfunded liabilities associated with its participants, the Company may be required to make additional contributions.  Each of these scenarios could negatively impact the Company’s financial condition and results of operations.

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

Results of Operations

First Quarter Analysis

Same store sales from the Company’s 18 supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $104,194,000 during the first quarter of 2011 compared to $104,777,000 in the first quarter of 2010.  The 0.6% decrease in sales reflects to some extent a shift in holiday sales.  Sales in the first quarter of 2010 included sales from Easter and Passover which did not occur until the second quarter of 2011.

The Company’s gross profit as a percent of sales was 38.7% in the first quarter of 2011 compared to 38.5% in the same period of 2010.  In calculating gross profit, the Company deducts product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 31.6% in the first quarter of 2011 compared to 30.3% in the same period of 2010.  The increase in SG&A expense as a percent of sales is partially due to increases in the health & welfare contribution rate as discussed above.  The increase in SG&A expense as a percent of sales in the first quarter of 2011 also reflects an increase in SARs compensation expense compared to the same period of 2010.  In the first quarter of 2011, the Company recognized $10,000 of SARs compensation expense, which amount was due to additional vesting partially offset by a decrease in the fair value of SARs since the beginning of the quarter.  In comparison, the Company reversed $602,000 of SARs compensation expense in the first quarter of 2010.

Other income (expense), during the first quarter of 2011, reflects a gain of approximately $2,129,000 from the sale of an undeveloped parcel of land owned by the Company, as well as a gain of $78,000 on the sale of excess Class B shares of Unified Grocers, Inc. (Unified).  Unified is a wholesale grocery cooperative which is currently the Company’s largest supplier of product for resale.

CAPITAL EXPENDITURES/LIQUIDITY

The Company’s current cash position, including investments and net cash provided by operating activities, is the primary source of funds available to meet the Company’s capital expenditure and liquidity requirements.  The Company’s cash position, including investments, at the end of the first quarter of 2011 was $65,003,000.  During the thirteen weeks ended April 2, 2011, the Company generated $9,397,000 of cash from operating activities compared to $10,958,000 in the same period of 2010.  The decrease in net cash provided by operating activities reflects increased labor related costs during the first quarter of 2011 compared to the same period of the prior year.

Cash not required for the immediate needs of the Company is temporarily invested in U.S. Treasuries, certificates of deposit, money market funds, commercial paper, mutual funds and corporate and government securities.  The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.

As of January 1, 2011, the Company’s fiscal year-end, the Company had two revolving lines of credit totaling $23,000,000 available for standby letters of credit, funding operations and expansion.  There were no outstanding borrowings against either of the revolving lines as of January 1, 2011.  In January 2011, the Company voluntarily terminated its existing lines of credit and established a new standby letter of credit facility totaling $10,000,000 with a different bank.  The Company is in discussions for additional borrowing facilities with the new bank.  The Company currently maintains four standby letters of credit aggregating $8,319,000 pursuant to the Company’s lease requirements and general and auto liability and workers’ compensation self-insurance programs.  Under the new facility, the standby letters of credit are secured by a compensating balance arrangement which the Company expects to eliminate with the new facility that is currently being discussed.  The Company held investments at the new bank totaling approximately $9,733,000 as of April 2, 2011 in satisfaction of the compensating balance requirement.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of April 2, 2011:

	Contractual Cash Obligations (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

7% Subordinated Income Debentures Due September 2014 Including Interest	$1,529	$86	$172	$1,271	$0
Operating Leases	113,462	10,955	20,771	18,656	63,080
Total Contractual Cash Obligations (1)	$114,991	$11,041	$20,943	$19,927	$63,080

	Other Commercial Commitments (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Standby Letters of Credit (2)	$8,319	$8,319	$0	$0	$0

(1)
Other Contractual Obligations

The Company had the following other contractual cash obligations at April 2, 2011.  The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments are unknown.

Self-Insurance Reserves
The Company is primarily self-insured for losses related to general and auto liability claims and for all open years prior to July 1, 2006 for workers’ compensation.  The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis.  Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis.  Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims.  The Company’s workers’ compensation and liability insurance reserves for reported claims and an estimate of claims incurred but not reported at April 2, 2011 totaled $3,439,000.  For workers’ compensation claims incurred after June 30, 2006, the Company is fully insured under guaranteed cost insurance policies.

Employment Agreement
The Company has an employment agreement with a key executive officer that provides for annual retirement compensation for the remainder of his lifetime equal to 25% of his average base salary and bonus earned in the last three fiscal years prior to the cessation of his employment plus certain other benefits.  The Company accrued $1,453,000 under the terms of the employment agreement as of April 2, 2011.

Property, Plant and Equipment Purchases
As of April 2, 2011, management had authorized expenditures on incomplete projects for the purchase and remodel of property, plant and equipment which totaled approximately $569,000.  The Company has an ongoing program to remodel existing supermarkets and to add new stores.  During the first three months of 2011, capital expenditures were also $569,000.

(2)
Standby Letters of Credit

The Company’s letters of credit renew automatically each year unless the issuer notifies the Company otherwise.  The amount of each letter of credit held pursuant to the Company’s workers’ compensation and general and auto liability insurance programs is adjusted annually based upon the outstanding claim reserves as of the renewal date.  Each letter of credit obligation supporting insurance claims will cease when all claims for the particular policy year are closed or the Company negotiates a release.  The amount of another letter of credit related to one of the Company’s leases is adjusted periodically in accordance with the lease.

In April 2011, following the end of the first quarter, the Company purchased and retired 90,098 shares of its Class A for an aggregate purchase price of approximately $6,684,000 in an unsolicited private transaction.  On April 20, 2011, the Company paid a regular quarterly cash dividend of $0.25 per share of Class A totaling approximately $790,000 to stockholders of record as of March 31, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently has no outstanding bank debt or fixture financing.  If the Company should obtain financing, the Company could then be exposed to market risk related to interest fluctuations.

A change in market prices exposes the Company to market risk related to its investments.  As of April 2, 2011, all investments were classified as available-for-sale securities and totaled $28,297,000.  A hypothetical 10% drop in the market value of these investments would result in a $2,830,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.  Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended April 2, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.

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

ARDEN GROUP, INC.
Registrant

Date:	May 11, 2011	/s/LAURA J. NEUMANN
Laura J. Neumann Chief Financial Officer (Authorized Signatory)