Form 10-Q
period 2011-07-02
ARDEN GROUP INC
filed 2011-08-10
CIK 225051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      ________        to    ________

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
Yes ☐ No☒

The number of shares outstanding of the registrant’s class of common stock as of August 5, 2011 was:

3,071,000 shares of Class A Common Stock

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

	July 2, 2011	January 1, 2011
Assets
Current assets:
Cash and cash equivalents	$28,153	$52,591
Short-term investments	28,906	2,099
Accounts receivable, net of allowance for doubtful accounts, of $169 and $201 as of July 2, 2011 and January 1, 2011, respectively	6,438	4,580
Inventories, net	15,811	18,176
Deferred income taxes	1,802	1,797
Other current assets	2,774	2,838
Total current assets	83,884	82,081

Property, plant and equipment, net	37,155	38,247
Deferred income taxes	4,293	4,293
Other assets	3,026	3,263
Total assets	$128,358	$127,884

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$13,096	$12,790
Federal and state income taxes payable	0	626
Other current liabilities	17,149	17,603
Total current liabilities	30,245	31,019

Long-term debt	1,228	1,228
Deferred rent	6,297	6,336
Other liabilities	4,996	4,774
Total liabilities	42,766	43,357
Commitments and contingent liabilities (Note 5)
Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 3,071,000 and 3,161,098 shares issued and outstanding as of July 2, 2011 and January 1, 2011, respectively, excluding 1,357,200 treasury shares	1,107	1,129
Capital surplus	5,271	5,378
Unrealized loss on investments, net of tax	(17)	(11)
Retained earnings	82,984	81,784
	89,345	88,280
Treasury stock, 1,357,200 shares at cost	(3,753)	(3,753)
Total stockholders’ equity	85,592	84,527
Total liabilities and stockholders’ equity	$128,358	$127,884
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Sales	$106,080	$101,960	$210,274	$206,737
Cost of sales	66,145	63,032	130,051	127,516
Gross profit	39,935	38,928	80,223	79,221
Selling, general and administrative expenses	33,790	32,221	66,716	64,009
Operating income	6,145	6,707	13,507	15,212
Interest and dividend income	27	86	46	165
Interest expense	(21)	(31)	(43)	(52)
Other income (expense), net	0	0	2,207	0
Income before income taxes	6,151	6,762	15,717	15,325
Income tax provision	2,507	2,756	6,404	6,245
Net income	$3,644	$4,006	$9,313	$9,080
Other comprehensive gain (loss), net of tax:
Net unrealized holding gain (loss) from available-for-sale securities, net of income tax expense (benefit) of ($5) and ($5) for 2011 and $5 and ($24) for 2010, respectively	(7)	8	(6)	(34)
Comprehensive income	$3,637	$4,014	$9,307	$9,046

Basic and diluted net income per common share	$1.19	$1.27	$2.99	$2.87
Basic and diluted weighted average common shares outstanding	3,072,980	3,161,098	3,117,039	3,161,098
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)

	Twenty-Six Weeks Ended
	July 2, 2011	July 3, 2010
Cash flows from operating activities:
Cash received from customers	$210,430	$207,240
Cash paid to suppliers and employees	(191,705)	(188,301)
Interest and dividends received	180	572
Interest paid	(43)	(52)
Income taxes paid	(8,891)	(8,375)
Net cash provided by operating activities	9,971	11,084
Cash flows from investing activities:
Capital expenditures	(1,487)	(1,451)
Purchases of investments	(41,549)	(23,685)
Sales of investments	14,711	20,143
Proceeds from the sale of property, plant and equipment	2,180	7
Net cash used in investing activities	(26,145)	(4,986)
Cash flows from financing activities:
Purchase and retirement of Company stock	(6,684)	0
Cash dividends paid	(1,580)	(1,580)
Net cash used in financing activities	(8,264)	(1,580)
Net increase (decrease) in cash and cash equivalents	(24,438)	4,518
Cash and cash equivalents at beginning of period	52,591	13,180
Cash and cash equivalents at end of period	$28,153	$17,698
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In Thousands)

	Twenty-Six Weeks Ended
	July 2, 2011	July 3, 2010
Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$9,313	$9,080

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,502	2,669
Provision for losses on account receivable	14	19
Net gain from the disposal of property, plant and equipment	(2,103)	(4)
Realized gain on investments, net	(78)	0
Amortization of premium on investments	181	474
Stock appreciation rights compensation expense (income)	291	(565)

Change in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts receivable	109	437
Inventories	2,365	2,223
Other current assets	64	594
Other assets	34	17

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	(113)	(1,384)
Federal and state income taxes payable	(2,487)	(2,129)
Deferred rent	(39)	(25)
Other liabilities	(82)	(322)
Net cash provided by operating activities	$9,971	$11,084
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

The accompanying condensed consolidated financial statements for the thirteen and twenty-six weeks ended July 2, 2011 and July 3, 2010 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles in the United States (GAAP) for interim financial information.  These financial statements have not been audited by an independent registered public accounting firm but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) regulations.  Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2010 Annual Report on Form 10-K.  The results of operations for the twenty-six week period ended July 2, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period financial statement presentation.

Revenue Recognition

The Company recognizes revenue at the time of sale.  Revenue is recorded net of sales tax.  Discounts given to customers are recorded at the point of sale as a reduction of revenue.  The Company maintains a bad debt allowance for receivables from vendors and Gelson’s charge card users.  Valuation reserves are adjusted periodically based on historical recovery rates.  The Company records income from licensing arrangements, subleases, leases and finance charges as they are earned.  Income from all licensing arrangements, rental income and finance charges represents less than 1% of sales for all periods presented and, therefore, is not disclosed separately on the Condensed Consolidated Statements of Comprehensive Income.

Cost of Sales

Cost of sales includes product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Warehouse and transportation costs include receiving costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center.  Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products for resale.  Advertising costs, net of vendor reimbursements, are expensed as incurred.  Occupancy costs consist of rent, common area charges (where applicable), depreciation and utilities related to Gelson’s operations.  The following table summarizes warehouse, transportation, purchasing, advertising, net of vendor reimbursements, and occupancy costs for the thirteen and twenty-six weeks ended July 2, 2011 and July 3, 2010.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Warehouse and Transportation	$1,604	$1,708	$3,270	$3,439
Purchasing	688	663	1,357	1,401
Advertising	537	481	886	903
Occupancy	5,605	5,467	10,992	10,959
	$8,434	$8,319	$16,505	$16,702

Fair Value Measurements

The fair value of the Company’s financial assets and liabilities which are measured on a recurring basis includes Short-Term Investments which appear under Assets on the Condensed Consolidated Balance Sheets.  As of July 2, 2011 and January 1, 2011, all of the Company’s investments were valued using Level 1 inputs as the investment portfolio consists of investment securities that are actively traded in the marketplace.  Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures” defines Level 1 inputs as those that are based on quoted prices in active markets for identical assets or liabilities.

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

2.        Multi-Employer Pension and Health Care Plans

The Company contributes to several multi-employer union pension and health care plans, administered by various trustees, in accordance with the provisions of various labor contracts.  Pension and health care costs are generally based on the number of straight-time hours worked and the contribution rate per hour as stipulated in the Company’s various collective bargaining agreements.  Union pension and health care plan expense totaled approximately $4,605,000 and $4,288,000 in the second quarter of 2011 and 2010, respectively.  Contributions were approximately $8,960,000 for the first half of 2011 compared to $7,996,000 in the same period of the prior year.

The Arden Group, Inc. 401(k) Retirement Savings Plan (Plan) covers all nonunion employees of the Company and its subsidiaries who have attained the age of 18 and have completed the applicable service requirement.  The Plan provides that, with certain limitations, an employee with at least one month of service may elect to contribute up to 100% of such employee’s annual compensation to the Plan up to a maximum of $16,500 in 2011 on a tax-deferred basis, in addition to catch up contributions up to a maximum of $5,500 for employees over the age of 50.  Employees are eligible to participate in the Company’s discretionary contributions beginning on January 1 or July 1 following the completion of one year of service.  The Company accrued $84,000 and $86,000 during the second quarter of 2011 and 2010, respectively, for anticipated contributions.  The Company accrued $181,000 and $184,000 during the first six months of 2011 and 2010, respectively.

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

The fair value of each SAR is estimated on the date of grant and, subsequently, at the end of each reporting period using the Black-Scholes option-pricing model which relies on the use of various highly subjective assumptions.  The assumptions used in the Black-Scholes option-pricing model for the second quarter ended July 2, 2011 were as follows:

Dividend yield	1.0%	-	1.1%
Expected volatility	26.8%	-	39.7%
Risk-free interest rate	.4%	-	1.7%
Expected average term	3.52	-	5.45 years

SARs compensation expense must be recognized each reporting period for changes in fair value and vesting.  During the second quarter of 2011, the Company recognized $281,000 of SARs compensation expense reflecting an increase in the fair value of SARs during the quarter and additional vesting.  During the second quarter of 2010, the Company recognized $37,000 of SARs compensation expense.  On a year-to-date basis for 2011, the Company recorded $291,000 of SARs compensation expense compared to the first half of 2010, when the Company reversed $565,000 of SARs compensation expense recognized in prior periods.  SARs compensation expense is recorded in Selling, General and Administrative (SG&A) Expense on the Condensed Consolidated Statements of Comprehensive Income.  No SAR units were exercised during the first half of 2011.  As of July 2, 2011, assuming no forfeitures or change in the SARs fair value, there was $1,586,000 of total unrecognized compensation cost related to SARs which is expected to be recognized over a weighted average period of approximately 4.4 years.  As of July 2, 2011, there were 120,625 SARs units outstanding.

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

6.        Recent Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).”  This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level three fair value measurements.  This pronouncement is effective for reporting periods beginning on or after December 15, 2011.  The adoption of ASU 2011-04 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements.  This guidance is effective retrospectively for the interim and annual periods beginning on or after December 15, 2011.  The Company elected early adoption, as permitted by the pronouncement, in the second quarter of 2011.  The adoption of ASU 2011-05 had no impact on the Company’s financial position or results of operations.

7.       Subsequent Events

On July 20, 2011, the Company paid a regular quarterly cash dividend of $0.25 per share on Class A totaling approximately $768,000 to stockholders of record on June 30, 2011.

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

Overview

Arden Group, Inc. is a holding company which conducts operations through its first and second tier wholly-owned subsidiaries, Arden Mayfair, Inc. and Gelson’s, respectively, as well as owning and managing its real estate through Mayfair Realty, Inc. which is wholly-owned by the Company and Arden Mayfair, Inc.  Gelson’s operates 18 full-service supermarkets in Southern California.  Gelson’s caters to those customers who expect superior quality, service and merchandise selection.  In addition to the customary supermarket offerings, Gelson’s offers specialty items such as imported foods, unusual delicatessen items, prepared foods and organic and natural food products.  Gelson’s stores include the typical service departments such as meat, seafood, service deli, floral, sushi, cheese and bakery.  In addition, some stores offer further services including fresh pizza, coffee bars, hot and cold food bars and carving carts offering cooked meats.

The Company’s management focuses on a number of performance indicators in evaluating financial condition and results of operations.  Same store sales, gross profit and labor costs are some of the key factors that management considers.  Both sales and gross profit are significantly influenced by competition in our trade area.  Gelson’s faces competition from regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson’s), stores specializing in natural and organic foods, specialty and gourmet markets and grocery departments in mass merchandise and club stores.  Weak economic conditions have led to even greater competition in the grocery industry in recent years.  As discretionary income has declined, some consumers are making more price conscious decisions which has caused us to compete for fewer customer dollars and has forced us to adjust some of our retail prices and offer more promotional discounts as our competitors have also adjusted their prices in an attempt to maintain or increase their own market share.

Labor and other related payroll costs are the second largest expense (after product cost) incurred by Gelson’s and thus is a financial measure which is closely monitored by management.  As of fiscal 2010 year-end, Gelson’s had approximately 1,222 full-time and 860 part-time store, warehouse and office employees.  The majority of Gelson’s employees are members of the United Food & Commercial Workers International Union (UFCW).  The Company’s current contract with the UFCW expired March 6, 2011.  The agreement that the three major grocery retailers in our trade area - Vons, Ralphs and Albertsons grocery chains (Majors) - currently have with the UFCW provides for hourly wage rates based on job classification and experience levels that, in some cases, are less than those agreed to by Gelson’s.  The Majors are currently in negotiations with the UFCW to renew their collective bargaining agreements which also expired on March 6, 2011.  The Company has signed an extension agreement with the UFCW pending the outcome of the UFCW’s negotiations with the Majors which obligates Gelson’s to any changes  agreed to by the Majors in hourly wage rates and contributions to the benefit plans subject to our employees’ ratification.  On April 20, 2011, the UFCW employees of the Majors voted to authorize the UFCW to call a strike against the Majors if necessary.

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

Many factors influence the funded status of the union health care and pension plans including changes in the cost of health care, the return on investments of assets held by the plans, changes to benefits offered under the plans and government regulations.  Both health care and pension benefits are major issues in the current labor negotiations.  If the Majors and other participating employers are unable to negotiate an acceptable agreement with the union concerning employee benefits, a strike could result or the negotiations could result in a new agreement requiring higher contribution rates.  In addition, if any of the participating employers in the plan withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to cover the underfunded liabilities associated with its participants, the Company may be required to make additional contributions.  Each of these scenarios could negatively impact the Company’s financial condition and results of operations.

The Company’s current and prior quarterly results have frequently reflected fluctuations in operating income as a result of adjustments recorded to reflect the change in the fair value of SARs that have been granted to non-employee directors and certain employees.  Each SAR entitles the holder to receive cash upon exercise equal to the excess of the fair market value of a share of the Company’s Class A, as determined in accordance with the SARs agreement, on the date of exercise over the grant price.  Fluctuations in the market price of the Company’s Class A stock impact the recognition or reversal of SARs compensation expense in the period being reported upon.  Since the Company cannot predict future fluctuations in the market price of its stock, it also cannot forecast future SARs compensation expense adjustments and the extent to which operating income will be impacted.  Volatility in the stock market makes this difficult to predict.

Results of Operations

Second Quarter Analysis

Same store sales from the Company’s 18 supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $106,080,000 during the second quarter of 2011 compared to $101,960,000 in the second quarter of 2010.  The 4.0% increase in sales reflects to some extent a shift in holiday sales.  Sales in the second quarter of 2011 included sales from Easter and Passover which occurred in the first quarter of 2010.

The Company’s gross profit as a percent of sales was 37.6% in the second quarter of 2011 compared to 38.2% in the same period of 2010.  The decrease in gross profit as a percent of sales reflects an aggressive marketing and retail pricing strategy implemented by the Company in an effort to retain and increase sales.  In calculating gross profit, the Company deducts product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 31.9% in the second quarter of 2011 compared to 31.6% in the same period of 2010.  The increase in SG&A expense as a percent of sales is primarily due to an increase in SARs compensation expense compared to the same period of 2010.  In the second quarter of 2011, the Company recognized $281,000 of SARs compensation expense, which amount was due to an increase in the fair value of SARs since the beginning of the quarter and additional vesting.  In comparison, the Company recognized $37,000 of SARs compensation expense in the second quarter of 2010.

In April 2011, the Company purchased 90,098 shares of its Class A in an unsolicited private transaction which had the effect of reducing weighted average common shares outstanding and increasing basic and diluted net income per common share for the second quarter of 2011 as compared to the second quarter of 2010.

Year-To-Date Analysis

Same store sales from the Company’s 18 supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $210,274,000 during the first six months of 2011.  This represents an increase of 1.7% from the same period of the prior year, when sales were $206,737,000.

The Company’s gross profit as a percent of sales was 38.2% in the first six months of 2011 compared to 38.3% in the same period of 2010.  In calculating gross profit, the Company deducts product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 31.7% in the first six months of 2011 compared to 31.0% in the same period of 2010.  The increase in SG&A expense as a percent of sales is primarily due to an increase in SARs compensation expense.  During the first half of 2011, the Company recognized $291,000 of SARs compensation expense.  In comparison, in the same period of the prior year, the Company reversed $565,000 of SARs compensation expense recognized in prior periods.  The increase in SG&A expense as a percent of sales is also due to the increase in the health & welfare contribution rate effective March 2010 as discussed above.

Other income (expense), during the first half of 2011, reflects a gain of approximately $2,129,000 from the sale of an undeveloped parcel of land owned by the Company.

In April 2011, the Company purchased 90,098 shares of its Class A in an unsolicited private transaction which had the effect of reducing weighted average common shares outstanding and increasing basic and diluted net income per common share for the first half of 2011 as compared to the first half of 2010.

CAPITAL EXPENDITURES/LIQUIDITY

The Company’s current cash position, including short-term investments and net cash provided by operating activities, is the primary source of funds available to meet the Company’s capital expenditure and liquidity requirements.  The Company’s cash position, including short-term investments, at the end of the second quarter of 2011 was $57,059,000.  During the twenty-six weeks ended July 2, 2011, the Company generated $9,971,000 of cash from operating activities compared to $11,084,000 in the same period of 2010.  The decrease in net cash provided by operating activities most notably reflects higher union health and welfare costs in the first half of 2011 compared to the same period of 2010 as discussed above.

Cash not required for the immediate needs of the Company is temporarily invested in U.S. Treasuries, certificates of deposit, money market funds, commercial paper, mutual funds and corporate and government securities.  The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.

As of the Company’s 2010 fiscal year-end, the Company had two revolving lines of credit totaling $23,000,000 available for standby letters of credit, funding operations and expansion.  There were no outstanding borrowings against either of the revolving lines as of January 1, 2011.  In January 2011, the Company voluntarily terminated its existing lines of credit and established a new standby letter of credit facility totaling $10,000,000 with a different bank.  The Company is in discussions for additional borrowing facilities with the new bank.  The Company currently maintains four standby letters of credit aggregating $8,319,000 pursuant to the Company’s lease requirements and general and auto liability and workers’ compensation self-insurance programs.  Under the new facility, the standby letters of credit are secured by a compensating balance arrangement which the Company expects to eliminate with the new facility that is currently being discussed.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of July 2, 2011:

	Contractual Cash Obligations (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

7% Subordinated Income Debentures Due September 2014 Including Interest	$1,529	$86	$172	$1,271	$0
Operating Leases	110,918	11,070	20,445	18,491	60,912

Total Contractual Cash Obligations (1)	$112,447	$11,156	$20,617	$19,762	$60,912

	Other Commercial Commitments (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Standby Letters of Credit (2)	$8,319	$8,319	$0	$0	$0

(1)	Other Contractual Obligations

The Company had the following other contractual cash obligations at July 2, 2011.  The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments are unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to general and auto liability claims and for all open years prior to July 1, 2006 for workers’ compensation.  The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis.  Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis.  Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims.  The Company’s workers’ compensation and liability insurance reserves for reported claims and an estimate of claims incurred but not reported at July 2, 2011 totaled $3,544,000.  For workers’ compensation claims incurred after June 30, 2006, the Company is fully insured under guaranteed cost insurance policies.

Employment Agreement

The Company has an employment agreement with a key executive officer that provides for annual retirement compensation for the remainder of his lifetime equal to 25% of his average base salary and bonus earned in the last three fiscal years prior to the cessation of his employment plus certain other benefits.  As of July 2, 2011, the Company had accrued $1,394,000 under the terms of the employment agreement for the employee’s retirement benefits.

Property, Plant and Equipment Purchases

As of July 2, 2011, management had authorized expenditures on incomplete projects for the purchase and remodel of property, plant and equipment which totaled approximately $1,715,000.  The Company has an ongoing program to remodel existing supermarkets and to add new stores.  During the first half of 2011, capital expenditures were $1,487,000.

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

The Company has a stock repurchase program, authorized by the Board of Directors, to purchase shares of its Class A in the open market or in private transactions from time to time.  The timing, volume and price of purchases are at the discretion of the management of the Company.  In April 2011, the Company purchased and retired 90,098 shares of its Class A for an aggregate purchase price of approximately $6,684,000 in an unsolicited private transaction.  After taking into account this purchase and purchases in prior years, up to 132,806 shares of Class A remain authorized for repurchase.

On July 20, 2011, the Company paid a regular quarterly cash dividend of $0.25 per share of Class A totaling approximately $768,000 to stockholders of record as of June 30, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently has no outstanding bank debt or fixture financing.  If the Company should obtain financing, the Company could then be exposed to market risk related to interest fluctuations.

A change in market prices exposes the Company to market risk related to its investments.  As of July 2, 2011, all investments were classified as available-for-sale securities and totaled $28,906,000.  A hypothetical 10% drop in the market value of these investments would result in a $2,891,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

The Company has employed what it believes to be a conservative investment strategy.  The Company chooses what it believes are low risk investments with high credit, quality institutions.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.  Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended July 2, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to purchases by the Company of its Class A Common Stock during the quarter ended July 2, 2011:

	Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 3 – May 2	90,098	$74.19	90,098	132,806	(1)
May 3 – June 2	0	0.00	0	132,806
June 3 – July 2	0	0.00	0	132,806
Total	90,098	$74.19	90,098	132,806

(1)
The Company has a stock repurchase program authorized by the Board of Directors, to purchase shares of its Class A in the open market or in private transactions from time to time.  The timing, volume and price of purchases are at the discretion of the management of the Company.

ITEM 6.  EXHIBITS

31.1 31.2 32.1 32.2 101.INS** 101.SCH** 101.CAL** 101.DEF** 101.LAB** 101.PRE** **
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
XBRL Instance
XBRL Taxonomy Extension Schema
XBRL Taxonomy Extension Calculation
XBRL Taxonomy Extension Definition
XBRL Taxonomy Extension Labels
XBRL Taxonomy Extension Presentation
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDEN GROUP, INC.
Registrant

Date: August 10, 2011	/s/LAURA J. NEUMANN
Laura J. Neumann
Chief Financial Officer
(Authorized Signatory)