Form 10-Q
period 2011-10-01
ARDEN GROUP INC
filed 2011-11-09
CIK 225051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    ______    to    _______

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s class of common stock as of November 4, 2011 was:

3,071,000 shares of Class A Common Stock

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
___________________________________________________________

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

	October 1, 2011	January 1, 2011
Assets
Current assets:
Cash and cash equivalents	$26,841	$52,591
Investments	32,679	2,099
Accounts receivable, net of allowance for doubtful accounts, of $174 and $201 as of October 1, 2011 and January 1, 2011, respectively	5,890	4,580
Inventories, net	17,086	18,176
Deferred income taxes	1,798	1,797
Other current assets	3,618	2,838

Total current assets	87,912	82,081

Property, plant and equipment, net	37,036	38,247
Deferred income taxes	4,293	4,293
Other assets	3,021	3,263

Total assets	$132,262	$127,884

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$13,591	$12,790
Other current liabilities	18,199	18,229

Total current liabilities	31,790	31,019

Long-term debt	1,228	1,228
Deferred rent	6,287	6,336
Other liabilities	4,765	4,774

Total liabilities	44,070	43,357

Commitments and contingent liabilities (Note 5)

Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 3,071,000 and 3,161,098 shares issued and outstanding as of October 1, 2011and January 1, 2011, respectively, excluding 1,357,200 treasury shares	1,107	1,129
Capital surplus	5,271	5,378
Unrealized loss on investments, net of tax	(10)	(11)
Retained earnings	85,577	81,784

	91,945	88,280
Treasury stock, 1,357,200 shares at cost	(3,753)	(3,753)

Total stockholders’ equity	88,192	84,527

Total liabilities and stockholders’ equity	$132,262	$127,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
___________________________________________________________

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Sales	$104,706	$100,308	$314,980	$307,045

Cost of sales	66,049	62,136	196,100	189,652

Gross profit	38,657	38,172	118,880	117,393

Selling, general and administrative expenses	33,011	32,416	99,727	96,425

Operating income	5,646	5,756	19,153	20,968

Interest and dividend income	42	78	88	243

Interest expense	(14)	(11)	(57)	(63)

Other income (expense), net	0	0	2,207	0

Income before income taxes	5,674	5,823	21,391	21,148

Income tax provision	2,313	2,369	8,717	8,614

Net income	$3,361	$3,454	$12,674	$12,534

Other comprehensive gain (loss), net of tax:

Net unrealized holding gain (loss) from available-for-sale securities, net of income tax expense (benefit) of $4 and $0 for 2011 and ($1) and ($25) for 2010, respectively	7	(2)	1	(36)

Comprehensive income	$3,368	$3,452	$12,675	$12,498

Basic and diluted net income per common share	$1.09	$1.09	$4.09	$3.97

Basic and diluted weighted average common shares outstanding	3,071,000	3,161,098	3,101,693	3,161,098
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
___________________________________________________________

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)

	Thirty-Nine Weeks Ended
	October 1, 2011	October 2, 2010

Cash flows from operating activities:
Cash received from customers	$315,379	$307,627
Cash paid to suppliers and employees	(290,489)	(282,864)
Interest and dividends received	411	982
Interest paid	(86)	(95)
Income taxes paid	(10,891)	(10,095)

Net cash provided by operating activities	14,324	15,555

Cash flows from investing activities:
Capital expenditures	(2,599)	(1,941)
Purchases of investments	(55,427)	(29,084)
Sales of investments	24,797	20,143
Proceeds from the sale of property, plant and equipment	2,187	16

Net cash used in investing activities	(31,042)	(10,866)

Cash flows from financing activities:
Purchase and retirement of Company stock	(6,684)	0
Cash dividends paid	(2,348)	(2,371)

Net cash used in financing activities	(9,032)	(2,371)

Net increase (decrease) in cash and cash equivalents	(25,750)	2,318

Cash and cash equivalents at beginning of period	52,591	13,180

Cash and cash equivalents at end of period	$26,841	$15,498

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In Thousands)

	Thirty-Nine Weeks Ended
	October 1, 2011	October 2, 2010

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$12,674	$12,534

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,722	3,987
Provision for losses on accounts receivable	26	33
Deferred income taxes	0	(1)
Net gain from the disposal of property, plant and equipment	(2,099)	(1)
Realized gain on investments, net	(78)	0
Amortization of premium on investments	331	748
Stock appreciation rights compensation expense (income)	149	(484)

Change in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts receivable	212	575
Inventories	1,090	506
Other current assets	(780)	(482)
Other assets	39	16

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	1,435	189
Federal and state income taxes payable	(2,174)	(1,479)
Deferred rent	(49)	(51)
Other liabilities	(174)	(535)

Net cash provided by operating activities	$14,324	$15,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
___________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements of Arden Group, Inc. (Company) include the accounts of the Company and its direct and indirect wholly-owned subsidiaries.  All intercompany accounts and transactions are eliminated in consolidation.  The Company operates 18 full-service supermarkets in Southern California through its wholly-owned subsidiary, Gelson’s Markets (Gelson’s) which carries both perishable and other grocery products.

The accompanying condensed consolidated financial statements for the thirteen and thirty-nine weeks ended October 1, 2011 and October 2, 2010 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles in the United States (GAAP) for interim financial information.  These financial statements have not been audited by an independent registered public accounting firm but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) regulations.  Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2010 Annual Report on Form 10-K.  The results of operations for the thirty-nine week period ended October 1, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

Cost of Sales

Cost of sales includes product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Warehouse and transportation costs include receiving costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center.  Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products for resale.  Advertising costs, net of vendor reimbursements, are expensed as incurred.  Occupancy costs consist of rent, common area charges (where applicable), depreciation and utilities related to Gelson’s operations.  The following table summarizes warehouse, transportation, purchasing, advertising, net of vendor reimbursements, and occupancy costs for the thirteen and thirty-nine weeks ended October 1, 2011 and October 2, 2010.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Warehouse and Transportation	$1,770	$1,810	$5,040	$5,249
Purchasing	673	644	2,030	2,045
Advertising	608	323	1,494	1,226
Occupancy	5,978	5,746	16,970	16,705

	$9,029	$8,523	$25,534	$25,225

Fair Value Measurements

The fair value of the Company’s financial assets and liabilities which are measured on a recurring basis includes Investments which appear under Assets on the Condensed Consolidated Balance Sheets.  As of October 1, 2011 and January 1, 2011, all of the Company’s investments were valued using Level 1 inputs as the investment portfolio consists of investment securities that are actively traded in the marketplace.  Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures” defines Level 1 inputs as those that are based on quoted prices in active markets for identical assets or liabilities.

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

2.	Multi-Employer Pension and Health Care Plans

The Company contributes to several multi-employer union pension and health care plans, administered by various trustees, in accordance with the provisions of various labor contracts.  Pension and health care costs are generally based on the number of straight-time hours worked and the contribution rate per hour as stipulated in the Company’s various collective bargaining agreements.  Union pension and health care plan expense totaled approximately $4,664,000 and $4,320,000 in the third quarter of 2011 and 2010, respectively.  For the first nine months of 2011, expense totaled approximately $13,623,000 compared to $12,315,000 for the same period of the prior year.

The Arden Group, Inc. 401(k) Retirement Savings Plan (Plan) covers all nonunion employees of the Company and its subsidiaries who have attained the age of 18 and have completed the applicable service requirement.  The Plan provides that, with certain limitations, an employee with at least one month of service may elect to contribute up to 100% of such employee’s annual compensation to the Plan up to a maximum of $16,500 in 2011 on a tax-deferred basis, in addition to catch up contributions up to a maximum of $5,500 for employees over the age of 50.  Employees are eligible to participate in the Company’s discretionary contributions beginning on January 1 or July 1 following the completion of one year of service.  The Company accrued $68,000 and $73,000 during the third quarter of 2011 and 2010, respectively, for anticipated contributions.  The Company accrued $249,000 and $257,000 during the first nine months of 2011 and 2010, respectively.

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

The fair value of each SAR is estimated on the date of grant and, subsequently, at the end of each reporting period using the Black-Scholes option-pricing model which relies on the use of various highly subjective assumptions.  The assumptions used in the Black-Scholes option-pricing model for the third quarter ended October 1, 2011 were as follows:

Dividend yield	1.1%	-	1.2%
Expected volatility	25.4%	-	38.7%
Risk-free interest rate	.1%	-	.9%
Expected average term	3.52	-	5.45 years

SARs compensation expense must be recognized each reporting period for changes in fair value and vesting.  During the third quarter of 2011, the Company reversed $142,000 of SARs compensation expense recognized in prior periods reflecting a decrease in the fair value of SARs during the quarter partially offset by additional vesting.  During the third quarter of 2010, the Company recognized $81,000 of SARs compensation expense.  On a year-to-date basis for 2011, the Company recorded $149,000 of SARs compensation expense compared to the first nine months of 2010, when the Company reversed $484,000 of SARs compensation expense recognized in prior periods.  SARs compensation expense is recorded in Selling, General and Administrative (SG&A) Expense on the Condensed Consolidated Statements of Comprehensive Income.  No SAR units were exercised during the third quarter of 2011.  As of October 1, 2011, assuming no forfeitures or change in the SARs fair value, there was $1,023,000 of total unrecognized compensation cost related to SARs which is expected to be recognized over a weighted average period of approximately 4.2 years.  As of October 1, 2011, there were 120,625 SARs units outstanding.

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

In September 2011, the FASB issued ASU No. 2011-09, “Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80).”  ASU 2011-09 provides guidance on disclosure requirements for employers participating in multiemployer pension and other postretirement benefit plans to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans.   The new guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans.  The new guidance will be effective for the Company’s fiscal year ending December 31, 2011.  The adoption of ASU 2011-09 will not have an impact on the Company’s financial position or results of operations.

7.	Subsequent Events

On October 20, 2011, the Company paid a regular quarterly cash dividend of $0.25 per share on Class A totaling approximately $768,000 to stockholders of record on September 30, 2011.

On October 14, 2011, the Company’s employees who are members of the United Food & Commercial Workers International Union (UFCW), voted to ratify a new collective bargaining agreement with Gelson’s.  The new labor contract expires on March 2, 2014.

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

The Company’s management focuses on a number of performance indicators in evaluating financial condition and results of operations.  Same store sales, gross profit and labor costs are some of the key factors that management considers.  Both sales and gross profit are significantly influenced by competition in our trade area.  Gelson’s faces competition from regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson’s), stores specializing in natural and organic foods, specialty and gourmet markets and grocery departments in mass merchandise and club stores.  Weak economic conditions have led to even greater competition in the grocery industry in recent years.  As discretionary income has declined, some consumers are making more price conscious decisions which has caused Gelson's to compete for fewer customer dollars and has forced them to adjust some of their retail prices and offer more promotional discounts as their competitors have also adjusted their prices in an attempt to maintain or increase their own market share.

Labor and other related payroll costs are the second largest expense (after product cost) incurred by Gelson’s and thus is a financial measure which is closely monitored by management.  As of fiscal 2010 year-end, Gelson’s had approximately 1,222 full-time and 860 part-time store, warehouse and office employees.  The majority of Gelson’s employees are members of the UFCW.  Gelson’s previous contract with the UFCW expired on March 6, 2011.  Prior to the expiration of this contract, Gelson’s signed an extension agreement and agreed to be bound by all modifications regarding trust funds and increases in hourly wage rates as negotiated between the UFCW and the three major grocery retailers in our trade area – Vons, Ralphs and Albertsons grocery chains (Majors).  In late September 2011, employees of the Majors ratified a new labor contract.  Employees of Gelson’s who are members of the UFCW ratified a new labor contract with Gelson’s on terms similar to those reached by the Majors in a vote held on October 14, 2011.  The new labor contract which expires on March 2, 2014 provides for bonuses in lieu of wage increases within 30 days following ratification and again in March 2013 for employees with certain experience levels.  The contract also provides for wage increases for certain classes of employees in March 2012.  The agreement that the Majors reached with the UFCW in 2007 provided for hourly wage rates based on job classification and experience that, in some cases, were less than those agreed to by Gelson’s.   Since Gelson’s agreed to increase hourly wage rates by the same amount as the Majors in the recent negotiations, Gelson’s continues to pay higher hourly wages rates for some job classifications and experience levels.

The Company contributes to multi-employer health care and pension plan trusts on behalf of its employees who are members of the UFCW.  All employers who participate in the UFCW multi-employer plans are required to contribute at the same hourly rate based on straight-time hours worked in order to fund the plans.  The Company’s health and welfare contribution rate increased effective the beginning of March 2010, February 2011 and September 2011 in accordance with the UFCW collective bargaining agreement.  As a result, average weekly health and welfare expense has increased by approximately $74,000, $11,000 and $29,000, respectively.  The Company has not been subject to a change in the pension contribution rate in recent years; however, a rate change is scheduled effective January 2012 and is expected to cost the Company an additional $5,000 per week approximately.  The increase in health and welfare and pension costs, as well as the labor cost issue discussed above, has negatively impacted the Company’s profitability and will continue to unless the Company is able to offset the increased expense through a combination of sales growth, increased gross margin, reduced labor hours and cost savings in other areas.  In addition, if any of the participating employers in the plan withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to cover the underfunded liabilities associated with its participants, the Company may be required to make additional contributions which would also negatively impact the Company’s financial condition and results of operations.

The Company’s current and prior quarterly results have frequently reflected fluctuations in operating income as a result of adjustments recorded to reflect the change in the fair value of SARs that have been granted to non-employee directors and certain employees.  Each SAR entitles the holder to receive cash upon exercise equal to the excess of the fair market value of a share of the Company’s Class A, as determined in accordance with the SARs agreement, on the date of exercise over the grant price.  Fluctuations in the market price of the Company’s Class A impact the recognition or reversal of SARs compensation expense in the period being reported upon.  Since the Company cannot predict future fluctuations in the market price of its stock, it also cannot forecast future SARs compensation expense adjustments and the extent to which operating income will be impacted.  Volatility in the stock market makes this difficult to predict.

Results of Operations

Third Quarter Analysis

Same store sales from the Company’s 18 supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $104,706,000 during the third quarter of 2011 compared to $100,308,000 in the third quarter of 2010.  The 4.4% increase in sales is the result of inflation as well as an increase in the number of transactions in the third quarter of 2011 compared to the same period of the prior year.

The Company’s gross profit as a percent of sales was 36.9% in the third quarter of 2011 compared to 38.1% in the same period of 2010.  The decrease in gross profit as a percent of sales reflects an aggressive marketing and retail pricing strategy implemented by the Company in an effort to retain and increase sales.  In calculating gross profit, the Company deducts product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 31.5% in the third quarter of 2011 compared to 32.3% in the same period of 2010.  The decrease in SG&A expense as a percent of sales is primarily due to an increase in sales as certain of the Company’s costs are fixed and do not increase proportionally with an increase in revenues.  A decrease in SARs expense also contributed to the decrease in SG&A expense as a percent of sales.  In the third quarter of 2011, the Company reversed $142,000 of SARs compensation expense recognized in prior periods due to a decrease in the fair value of SARs since the beginning of the quarter partially offset by additional vesting.  In comparison, the Company recognized $81,000 of SARs compensation expense in the third quarter of 2010.  The decrease in SG&A expense as a percent of sales was partially offset by the increase in the health & welfare contribution rate as discussed above.

In April 2011, the Company purchased 90,098 shares of its Class A in an unsolicited private transaction which had the effect of reducing weighted average common shares outstanding and increasing basic and diluted net income per common share for the third quarter of 2011 as compared to the third quarter of 2010.

Year-To-Date Analysis

Same store sales from the Company’s 18 supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $314,980,000 during the first nine months of 2011 compared to $307,045,000 for the same period of the prior year.  The 2.6% increase in sales is the result of inflation as well as an increase in the number of transactions in the first nine months of 2011 compared to the same period of the prior year.

The Company’s gross profit as a percent of sales was 37.7% in the first nine months of 2011 compared to 38.2% in the same period of 2010.  The decrease in gross profit as a percent of sales reflects an aggressive marketing and retail pricing strategy implemented by the Company in an effort to retain and increase sales.  In calculating gross profit, the Company deducts product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 31.7% in the first nine months of 2011 compared to 31.4% in the same period of 2010.  The increase in SG&A expense as a percent of sales is primarily due to the increase in the health & welfare contribution rate as discussed above, as well as an increase in SARs compensation expense.  During the first nine months of 2011, the Company recognized $149,000 of SARs compensation expense.  In comparison, in the same period of the prior year, the Company reversed $484,000 of SARs compensation expense recognized in prior periods.  The increase in SG&A expense as a percent of sales was partially offset by an increase in sales as certain of the Company’s costs are fixed and do not increase proportionally with an increase in revenues.

Other income (expense) during the first nine months of 2011 reflects a gain of approximately $2,129,000 from the sale of an undeveloped parcel of land owned by the Company.

In April 2011, the Company purchased 90,098 shares of its Class A in an unsolicited private transaction which had the effect of reducing weighted average common shares outstanding and increasing basic and diluted net income per common share for the first nine months of 2011 as compared to the first nine months of 2010.

CAPITAL EXPENDITURES/LIQUIDITY

The Company’s current cash position, including short-term investments and net cash provided by operating activities, is the primary source of funds available to meet the Company’s capital expenditure and liquidity requirements.  The Company’s cash position, including short-term investments, at the end of the third quarter of 2011 was $59,520,000.  During the thirty-nine weeks ended October 1, 2011, the Company generated $14,324,000 of cash from operating activities compared to $15,555,000 in the same period of 2010.  The decrease in net cash provided by operating activities most notably reflects higher union health and welfare costs in the first nine months of 2011 compared to the same period of 2010 as discussed above.

Cash not required for the immediate needs of the Company is temporarily invested in U.S. Treasuries, certificates of deposit, money market funds, commercial paper, mutual funds and corporate and government securities.  The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.

As of the Company’s 2010 fiscal year-end, the Company had two revolving lines of credit totaling $23,000,000 available for standby letters of credit, funding operations and expansion.  There were no outstanding borrowings against either of the revolving lines as of January 1, 2011.  In January 2011, the Company voluntarily terminated its existing lines of credit and established a new standby letter of credit facility totaling $10,000,000 with a different bank.  The Company is in discussions for additional borrowing facilities with the new bank.  The Company currently maintains four standby letters of credit aggregating $8,119,000 pursuant to the Company’s lease requirements and general and auto liability and workers’ compensation self-insurance programs.  Under the new facility, the standby letters of credit are secured by a compensating balance arrangement which the Company expects to eliminate with the new facility that is currently being discussed.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of October 1, 2011:

	Contractual Cash Obligations (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

7% Subordinated Income Debentures Due September 2014 Including Interest	$1,486	$86	$1,400	$0	$0

Operating Leases	108,499	11,169	20,313	18,057	58,960

Total Contractual Cash Obligations (1)	$109,985	$11,255	$21,713	$18,057	$58,960

	Other Commercial Commitments (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby Letters of Credit (2)	$8,119	$8,119	$0	$0	$0

(1)	Other Contractual Obligations

The Company had the following other contractual cash obligations at October 1, 2011.  The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments are unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to general and auto liability claims and for all open years prior to July 1, 2006 for workers’ compensation.  The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis.  Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis.  Accruals are based on reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims.  The Company’s workers’ compensation and liability insurance reserves for reported claims and an estimate of claims incurred but not reported at October 1, 2011 totaled $3,502,000.  For workers’ compensation claims incurred after June 30, 2006, the Company is fully insured under guaranteed cost insurance policies.

Employment Agreement

The Company has an employment agreement with a key executive officer that provides for annual retirement compensation for the remainder of his lifetime equal to 25% of his average base salary and bonus earned in the last three fiscal years prior to the cessation of his employment plus certain other benefits.  As of October 1, 2011, the Company had accrued $1,334,000 under the terms of the employment agreement for the employee’s retirement benefits.

Property, Plant and Equipment Purchases

As of October 1, 2011, management had authorized expenditures on incomplete projects for the purchase and remodel of property, plant and equipment which totaled approximately $2,153,000.  The Company has an ongoing program to remodel existing supermarkets and to add new stores.  During the first nine months of 2011, capital expenditures were $2,599,000.

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

On October 20, 2011, the Company paid a regular quarterly cash dividend of $0.25 per share of Class A totaling approximately $768,000 to stockholders of record as of September 30, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently has no outstanding bank debt or fixture financing.  If the Company should obtain financing, the Company could then be exposed to market risk related to interest fluctuations.

A change in market prices exposes the Company to market risk related to its investments.  As of October 1, 2011, all investments were classified as available-for-sale securities and totaled $32,679,000.  A hypothetical 10% drop in the market value of these investments would result in a $3,268,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.  Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended October 1, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	XBRL information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARDEN GROUP, INC.
Registrant

Date:	November 9, 2011	/s/LAURA J. NEUMANN
Laura J. Neumann
Chief Financial Officer
(Authorized Signatory)