Form 10-K
period 2011-12-31
ARDEN GROUP INC
filed 2012-03-15
CIK 225051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Address of principal executive offices, including zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒     No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the Class A Common Stock last sold on July 1, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $105,904,558.

The number of shares outstanding of the registrant’s class of common stock as of March 2, 2012 was:

3,071,000 shares of Class A Common Stock

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the Registrant’s definitive Proxy Statement to be filed no later than April 30, 2012.

TABLE OF CONTENTS

Page	PART I
1	Item 1.	Business
4	Item 1A.	Risk Factors
9	Item 1B.	Unresolved Staff Comments
9	Item 2.	Properties
9	Item 3.	Legal Proceedings
10	Item 4.	Mine Safety Disclosures

PART II
11	Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
13	Item 6.	Selected Financial Data
14	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
25	Item 7A.	Quantitative and Qualitative Disclosures about Market Risks
25	Item 8.	Financial Statements and Supplementary Data
25	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
25	Item 9A.	Controls and Procedures
26	Item 9B.	Other Information

PART III
27	Item 10.	Directors, Executive Officers and Corporate Governance
27	Item 11.	Executive Compensation
27	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
27	Item 13.	Certain Relationships, Related Transactions and Director Independence
27	Item 14.	Principal Accountant Fees and Services

PART IV
28	Item 15.	Exhibits and Financial Statement Schedules

29	SIGNATURES

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

Arden is headquartered at 2020 South Central Avenue, Compton, California 90220 and its telephone number is (310) 638-2842.

Market Operations

As of December 31, 2011, Gelson’s operated eighteen full-service supermarkets in Southern California, which carry both perishable and dry grocery products.  As described later in this Form 10-K under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, the Gelson’s store in Northridge, California was subsequently closed on February 25, 2012.  Gelson’s offers a broad selection of local and national brands as well as a limited number of private label items.  Gelson’s targets the consumer who values superior customer service, merchandise, presentation and selection.  Gelson’s also operates a distribution center in the City of Commerce, California.

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

Service  Gelson’s emphasizes customer service by offering a variety of service departments including meat, seafood, delicatessen, floral, sushi, cheese and bakery departments.  All sushi and most bakery departments are operated by third parties.  Some Gelson’s stores include additional service departments such as fresh pizza, coffee bars, self-service hot and cold food cases, gelato bars and carving carts offering cooked poultry and meats.  Additionally, selected stores offer banking and pharmacy services through third parties.  Stores are staffed so that, even at peak times, customer checkout time is minimized.  In addition to checkers, there are personnel assigned to bagging and assisting customers.  All employees are encouraged to know customers by name and assist them whenever possible.  All stores offer a Company charge card to qualified customers in addition to the option of paying for their purchases with cash, checks, credit or debit cards.  Stores are typically open 14 to 17 hours per day, with hours of operation determined by local code, lease provisions or as appropriate for the business characteristics of each community.

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

Expansion and Store Development  Management regularly evaluates the feasibility of opening new stores in and outside its existing trade areas and remodeling existing stores in order to maximize the existing stores’ appeal to consumers and their profit potential.  In 2011, capital expenditures totaled $4,292,000.

Advertising and Promotion  Gelson’s advertises on a limited basis in newspapers and through its own newsletter.  In the past, advertising has focused primarily on the promotion of events rather than prices; for example, Gelson’s emphasizes special holiday selections, new products, specialty items, services and recipes.  With the downturn in the economy, the Company has redirected more of its advertising to focus on competitive pricing and direct mail of discount coupons as consumers have become more price conscious.  In addition, Gelson’s maintains a website at www.gelsons.com which allows customers to learn more about Gelson’s and to read about food related topics that may be of interest to them.  The website also provides an opportunity for customers to request a newsletter, offer feedback and to place catering and holiday meal orders online.  The Company reevaluates its strategy regularly in an effort to identify the most effective means of attracting and retaining customers.

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

Certain competitors of Gelson’s offer home delivery, in-store banks and pharmacies in addition to their existing retail store operations.  Gelson’s has, in the past, evaluated opportunities for home delivery, but has elected not to do so at this time.  A few of Gelson’s stores offer in-store banks and pharmacies; most of Gelson’s stores are not large enough for such additional facilities.

Seasonality

Gelson’s business is somewhat seasonal with sales tending to increase during the last quarter of the year due to the holiday season and related specialty merchandise.

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

The bulk of all merchandise purchasing takes place at Gelson’s headquarters in Encino, California.  Approximately 52% of the purchases for 2011 were distributed through the central warehouse; the remainder was delivered directly to the stores from manufacturers, distributors or wholesalers.  The central purchasing and distribution operations are conducted based on electronic in-store ordering systems.  Stores can place and receive orders up to six days per week.  Perishables are ordered more frequently than other goods.

The largest supplier for the stores is Unified Grocers, Inc. (Unified), a grocery wholesale cooperative, which has been a supplier to the Company for approximately 37 years and which accounted for approximately 14% of Gelson’s purchases in fiscal 2011.  No other supplier accounts for more than 4% of Gelson’s purchases.  The Company believes that there would be a negative short-term impact if the Company were to lose Unified as a supplier for Gelson’s, but that such impact could possibly be mitigated by a combination of events, which could include purchasing certain items for direct store delivery and purchasing some products through other wholesalers.  However, such a loss could have a short-term adverse effect on the performance of Gelson’s.

Employees

Gelson’s had approximately 1,168 full-time and 966 part-time store, warehouse and office employees as of December 31, 2011.  Most Gelson’s employees are covered by union collective bargaining agreements that establish rates of pay, benefits, work rules and procedures for the orderly settlement of disputes.  In general, these agreements have been negotiated on a local industry-wide basis.

In addition to employees at Gelson’s, Arden-Mayfair had approximately 60 employees at its executive and headquarters offices as of December 31, 2011, some of whom are covered by a collective bargaining agreement.

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

The Company cautions readers that any forward-looking statements contained in this report or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors.  Such statements may be identified by such words as “anticipate,” “expect,” “may,” “believe,” “could,” “estimate,” “project,” “maybe,” “appears,” “intend,” “plan” and similar words or phrases.  The Company does not undertake any obligation to update forward-looking statements.  The factors listed below, among others, could affect the Company’s financial results and could cause the Company’s financial performance to differ materially from the expectations expressed in any forward-looking statement made by or on behalf of the Company:

Changes in Economic, Political or Social Conditions

Our profitability may be impacted by both national and local economic conditions, particularly in Southern California.  Changes in economic conditions such as recessionary cycles, increased levels of unemployment, higher consumer debt levels, inflation, higher interest rates and tax rates and increased energy costs may result in reduced consumer spending or influence our customers to shift their spending to our lower-priced competitors.  The depressed state of the economy, including its impact on the unemployment rate, the financial markets and the real estate markets, as well as the effects of budget uncertainties in California, have and will continue to influence consumer spending patterns in the future.  In addition, current market conditions have continued to limit the amount that the Company can charge for its products and the Company has continued to emphasize price specials and discount coupons in its advertising.  If the Company’s sales volume decreases or if the Company is unable to pass increased costs on to its customers, profit margins may be negatively affected.  In addition, our business may be subject to interruption from acts of terrorism, national emergencies or natural disasters.

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

The majority of Gelson’s employees are members of the United Food & Commercial Workers International Union (UFCW).  In September 2011, the UFCW completed negotiation of a new contract with the three major grocery retailers in our trade area – Vons, Ralphs and Albertsons grocery chains (Majors).  The wage rates agreed to by these three competitors were somewhat less than the Company agreed to for certain job classifications and experience levels during our UFCW negotiations which were completed in October 2011.  This could affect our ability to compete with grocery retailers whose labor costs are less than our own.  Our contract with the UFCW expires March 2, 2014, the same as the Major’s contract.

Cost of Providing Employee Benefits

The Company provides health insurance for the majority of its non-union employees, for which the employees pay a portion.  Health care costs have increased significantly in recent years.  If this trend continues, it could have a negative impact on the Company’s profitability.  The status of the recent health care reform makes it more difficult than ever to predict the impact on health care costs in the near future.

The Company also contributes to several multi-employer union health care plans in accordance with the Company’s various collective bargaining agreements.  All employers who participate in a multi-employer plan are required to contribute at the same hourly rate based on straight-time hours worked in order to fund the plan.  The Company’s contributions under the UFCW health care plan are scheduled to increase every March through the term of the current agreement which expires on March 2, 2014.  Contributions to the UFCW health care plan have increased substantially in recent years.   The same issues that impact the cost of providing health care to our nonunion employees, as discussed above, may also impact the cost of providing health care to our union employees.

The Company participates in various multi-employer union pension plans.  Adverse economic and financial market developments have significantly impacted the funded status of pension plans on a worldwide basis in recent years.  Currently, the Company’s contributions under the UFCW pension plan are already established in accordance with the terms of the current agreement which expires on March 8, 2014.  However, the most recently available certified zone status provided by the plan trust indicates that the plan was in critical status (less than 65 percent funded) as defined by the Pension Protection Act of 2006 for the year ended March 31, 2010.  A rehabilitation plan has been implemented and includes a schedule of benefit cuts and contribution rate increases that allows for projected emergence from critical status at the end of the rehabilitation period on March 31, 2024.  If the funded status of the plan deteriorates or if the rehabilitation plan is unsuccessful or if any of the participating employers in the plans withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to cover the underfunded liabilities associated with its participants, the Company may be required to make additional contributions in the future.  Each of these scenarios, as well as those discussed above relative to health care, could negatively impact the Company’s financial condition and results of operations.

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

Availability and Retention of Retail Space

We currently lease the majority of our store locations.  Typically, our supermarket leases have initial twenty year lease terms and may include options for up to an additional twenty years.  The average term remaining on our supermarket leases, including renewal options, is approximately sixteen years.  Our revenues and profitability could be negatively impacted if we are unable to renew any of these leases at reasonable rates.

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

The Ability of our Vendors to Supply Products and Services in a Timely Manner

Our business is dependent on our ability to purchase products from a large wholesaler and numerous smaller vendors in a timely manner and at competitive prices.  The largest supplier for our stores is Unified, a grocery wholesale cooperative, which has provided product for our stores for approximately 37 years.  We currently procure approximately 14% of our product from Unified.  Any disruption in the business of Unified or any of our other principal suppliers could negatively impact our sales and profitability on a short-term basis.  Even where we have access to alternative sources of supply, the failure of a major supplier to fulfill our orders could temporarily disrupt store level merchandise selection.

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

We are self-insured for general and auto liability and, in some prior years, we were self-insured for workers’ compensation as well.  We have stop-loss insurance coverage on each of these self-insured plans to limit our exposure on a per claim basis and are insured for covered costs in excess of per claim limits.  The Company devotes substantial time and effort to maintaining a safe environment in our stores, warehouse and offices.  However, the cost of both insured and self-insured plans is highly dependent upon legal and legislative trends, the inflation rate of premiums and our ability to manage claims.

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

Information Technology Systems

Our business is increasingly dependent on information technology systems that are complex and critical to continuing operations.  If we were to experience difficulties maintaining existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations.

Through our sales and marketing activities, we collect and store some personal information that our customers provide to us.  We also gather and retain information about our associates in the normal course of business.  Under certain circumstances, we may share information with vendors that assist us in conducting our business, with third parties as required by law, and/or with third parties with the permission of the individual.  Although we have implemented procedures to protect that information, we cannot be certain that all of our systems are entirely free from vulnerability to penetration.  Computer hackers may attempt to penetrate our or our vendors’ network security and, if successful, misappropriate confidential customer or business information.  In addition, an employee, contractor, or other third party with whom we do business may attempt to circumvent our security measures in order to obtain information or inadvertently cause a breach involving the information.  Loss of customer or business information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, regulatory authorities, payment card associations, associates, and other persons, any of which could have an adverse effect on our business, financial condition and results of operations.  In addition, compliance with tougher privacy and information security laws and standards may result in additional expense due to increased investment in technology and the development of new operational processes.

Impact of Local Projects in the Vicinity of our Supermarkets

From time to time, local events or projects take place in the vicinity of our stores that may have a negative impact on our sales and profitability.

Stock Price Volatility

The market price of our Class A Common Stock (Class A) could be subject to significant fluctuation in response to various market factors and events including general economic and market conditions, variations in our earnings or other financial results, publicity regarding the Company or its competitors and the grocery business in general.  The stock market in recent years has experienced extreme price and volume fluctuations that have sometimes been unrelated or disproportionate to the operating performance of companies.  Furthermore, there is not a significant volume of trading in our Class A which subjects our stock price to a higher level of volatility and may adversely impact the liquidity of the stock.  Fluctuations in our Class A price also impact compensation expense as it relates to our outstanding stock appreciation rights (SARs).  See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

Item 1B.           Unresolved Staff Comments

None.

Item 2.              Properties

The Company’s wholly-owned subsidiary, Mayfair Realty, currently owns two freestanding Gelson’s supermarket properties and a shopping center in which a Gelson’s Market is located.  The shopping center owned by Mayfair Realty, located in Calabasas, California, consists of approximately 58,000 leasable square feet, approximately 18,000 square feet of which is leased to various tenants and approximately 40,000 square feet of which is leased to Gelson’s.  The remaining fifteen supermarkets and the warehouse and distribution facilities which service the markets are leased from third parties; but on February 25, 2012, one of the leased supermarkets, in Northridge, California, was closed.  Gelson’s corporate offices in Encino, California and the Company’s executive office in Beverly Hills, California are also leased from third parties.  Typically, supermarkets have initial twenty year lease terms and may include options for up to an additional twenty years.  These leases often require the payment of percentage rent on sales in excess of certain levels in addition to minimum rent.  The average term remaining on Gelson’s supermarket leases, including renewal options, is approximately sixteen years.  The Gelson’s supermarkets range in size from approximately 18,000 to 40,000 square feet.  Gelson’s warehouse and distribution facilities in the City of Commerce, California are leased and contain approximately 127,000 square feet and the term of that lease, including renewal options, expires in June 2026.  Mayfair Realty also owns a 30,000 square foot office building in Compton, California which serves as the Company’s headquarters.  The Company also owns (through Mayfair Realty) or leases several parcels adjacent to or near its stores which are used for additional parking.

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

Item 4.                   Mine Safety Disclosures

Not applicable.

PART II

Item 5.          Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
The Company’s Class A is traded in the NASDAQ Global Market under the symbol ARDNA.  During the past two years, the range of high and low sales prices for each quarterly period was, according to NASDAQ, the following:

	2011		2010

	High	Low	High	Low

1st Quarter	$84.96	$74.15	$111.99	$90.55
2nd Quarter	94.36	74.15	113.65	86.25
3rd Quarter	97.46	74.08	98.39	82.02
4th Quarter	96.64	75.91	94.93	77.15

(b)
As of December 31, 2011, there were 739 holders of record of the Company’s Class A, with aggregate holdings of 3,071,000 shares of Class A.  This does not include 1,357,200 shares of the Company’s Class A owned by AMG Holdings, Inc., a wholly-owned second-tier subsidiary of the Company.

(c)
The Company declared regular quarterly dividends of 25 cents per share of Class A during fiscal 2011 and 2010.  The Company currently anticipates payment of comparable Class A quarterly dividends in future quarters.

Stock Performance Chart

The following graph compares the cumulative stockholder return on the Company’s Class A with the cumulative total return of the S&P 500 Index and the S&P Food Retail Index for the five-year period ending December 31, 2011.  The graph assumes that $100 was invested on December 31, 2006, in the Class A and in each of the above-mentioned indices with all dividends reinvested.  The information presented in the graph was obtained by the Company from outside sources it considers to be reliable but has not been independently verified by the Company.

	12/06	12/07	12/08	12/09	12/10	12/11

Arden Group, Inc.	100.00	125.86	122.27	93.62	81.68	90.17
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
S&P Food Retail	100.00	105.43	74.71	69.46	81.70	91.40

Item 6.                   Selected Financial Data

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

(In Thousands, Except Share and Per Share Data)
All years are 52 weeks except 2008 which is 53 weeks.
	2011	2010	2009	2008	2007
Operations For The Year:
Sales (1)	$429,483	$417,065	$431,170	$479,117	$485,939
Gross profit	160,939	159,559	166,239	184,500	187,991
Operating income	26,122	30,143	36,036	40,319	45,177
Other income (expense), net	2,301	188	253	1,188	3,307
Income tax provision	11,418	12,246	14,665	16,840	19,277
Net income	$17,005	$18,085	$21,624	$24,667	$29,207

Net income per common share:
Basic and diluted	$5.50	$5.72	$6.84	$7.80	$9.24

Financial Position At Year-End:
Total assets	$135,063	$127,884	$115,097	$99,810	$166,689
Working capital	60,039	51,062	33,925	13,847	70,154
Long-term debt	1,228	1,228	1,228	1,228	1,228
Stockholders’ equity	91,759	84,527	69,610	51,160	108,493
Capital expenditures	4,292	2,597	2,890	5,159	3,824

Other Operating and Financial Data:
Number of stores at end of fiscal year	18	18	18	18	18
Sales increase (decrease) (1):
Total stores	3.0%	(3.1%)	(10.1%)	(1.4%)	.6%
Same stores	3.0%	(3.1%)	(10.1%)	(1.4%)	.6%
Depreciation and amortization	$4,975	$5,307	$5,599	$6,110	$6,685
Dividends declared per common share	$1.00	$1.00	$1.00	$1.00	$1.00
Special dividend declared per common share				$25.00
Weighted average common shares
outstanding:
Basic and diluted	3,094,020	3,161,098	3,161,098	3,161,098	3,161,098

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company.  Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, other parts of this report and other Company filings are forward-looking statements.  These statements discuss, among other things, future sales, operating results, cash flows and financial condition.  Forward-looking statements reflect the Company’s current plans and expectations regarding important risk factors and are based on information currently available to us.  The Company cautions readers that any forward-looking statements contained in this report or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors.  Such statements may be identified by such words as “anticipate,” “expect,” “may,” “believe,” “could,” “estimate,” “project,” “maybe,” “appears,” “intend,” “plan” and similar words or phrases.  The Company does not undertake any obligation to update forward-looking statements.

Overview

Arden is a holding company which conducts operations through its first and second tier wholly-owned subsidiaries, Arden-Mayfair and Gelson’s, respectively, as well as owning and managing its own real estate through Mayfair Realty which is owned by the Company and Arden-Mayfair.  As of December 31, 2011, Gelson’s operated eighteen full-service supermarkets in Southern California.  As described below, on February 25, 2012, the Gelson’s store in Northridge was closed.  Gelson’s caters to those customers who expect superior quality, service and merchandise selection.  In addition to the customary supermarket offerings, Gelson’s offers specialty items such as imported foods, unusual delicatessen items, prepared foods and organic and natural food products.  Gelson’s stores include the typical service departments such as meat, seafood, service deli, floral, sushi, cheese and bakery.  In addition, some stores offer further services including fresh pizza, coffee bars, self-service hot and cold food cases, gelato bars and carving carts offering cooked poultry and meats.

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

Labor and other related payroll costs are the second largest expense (after product cost) incurred by Gelson’s, and thus is a financial measure which is monitored by management.  As of the fiscal 2011 year-end, Gelson’s had approximately 1,168 full-time and 966 part-time store, warehouse and office employees.  The majority of Gelson’s employees are members of the UFCW.  Gelson’s previous contract with the UFCW expired on March 6, 2011.  Prior to the expiration of the previous contract, Gelson’s signed an extension agreement with the UFCW and agreed to be bound by all modifications regarding trust funds and increases in hourly wage rates as negotiated between the UFCW and the Majors.  In late September 2011, employees of the Majors ratified a new labor contract.  Employees of Gelson’s who are members of the UFCW ratified a new labor contract with Gelson’s on terms similar to those reached by the Majors in a vote held on October 14, 2011.  The new labor contract which expires on March 2, 2014 provides for bonuses in lieu of wage increases within 30 days following ratification and again in March 2013 for employees at certain experience levels.  The contract also provides for wage increases for certain classes of employees in March 2012.  The agreement that the Majors reached with the UFCW in 2007 provided for hourly wage rates based on job classification and experience that, in some cases, were less than those agreed to by Gelson’s.   Since Gelson’s agreed to increase hourly wage rates by the same amount as the Majors in the recent negotiations, Gelson’s continues to pay higher hourly wages rates for some job classifications and experience levels.  In addition, certain of the Company’s warehouse and office employees are members of the International Brotherhood of Teamsters (Teamsters Union).  The Company’s contract with the Teamsters Union was renewed in 2010 for a five-year period expiring September 20, 2015 on terms similar to those reached by the major retailers and wholesaler in our trade area.

The Company contributes to multi-employer health care and pension plan trusts on behalf of its employees who are members of the UFCW.  All employers who participate in the UFCW multi-employer plans are required to contribute at the same hourly rate based on straight-time hours worked in order to fund the plans.  The Company’s health and welfare contribution rate increased effective the beginning of March 2010, February 2011 and September 2011 in accordance with the UFCW collective bargaining agreement.  As a result, average weekly health and welfare expense increased on these dates by approximately $74,000, $11,000 and $28,000, respectively.  An additional health and welfare increase of approximately $15,000 to $16,000 per week became effective at the beginning of March 2012 and a similar increase will be effective at the beginning of March 2013.  One-time surcharges of approximately $136,000, $136,000 and $272,000 are also due in March 2012, March 2013 and February 2014, respectively.  With respect to the pension plan, the Company has not been subject to a change in the pension contribution rate in recent years; however, a rate change became effective January 2012 and is expected to cost the Company approximately $5,000 more per week.  The increase in health and welfare and pension costs, as well as the labor cost issue discussed above, has negatively impacted the Company’s profitability and will continue to unless the Company is able to offset the increased expense through a combination of sales growth, increased gross margin, reduced labor hours and cost savings in other areas.  In addition, the most recently available certified zone status provided by the pension plan trust indicates that the pension plan was in critical status (less than 65 percent funded) as defined by the Pension Protection Act of 2006 for the year ended March 31, 2010.  A rehabilitation plan has been implemented by the plan trustee which includes a schedule of benefit cuts and contribution rate increases that allows for projected emergence from critical status at the end of the rehabilitation period on March 31, 2024.  However, if the funded status of the plan deteriorates or if the rehabilitation plan is unsuccessful or if any of the participating employers in the plan withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to cover the underfunded liabilities associated with its participants, the Company may be required to make additional contributions which could also negatively impact the Company’s financial condition and results of operations.

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

Gelson’s closed its store located in Northridge, California after the close of business on February 25, 2012.   Gelson’s decision to close the store was based on the lack of profitability of the Northridge location for the past several years.  Effective March 6, 2012, Gelson’s reached an agreement with the landlord and a third party to assign the lease.  Subject to compliance with certain closing conditions, Gelson’s rent and all other obligations under the lease agreement will end effective no later than May 1, 2012.  In accordance with the assignment of the lease, various items of equipment will be transferred by Gelson’s to the assignee and Gelson’s agreed to pay the assignee a lease assignment fee of $1,850,000.  In addition, Gelson’s expects to incur closing costs estimated to be between $300,000 and $400,000 to transfer excess product and supplies to other Gelson’s locations, to write off product which cannot be transferred, to shut down and relocate or write off equipment, to terminate current subtenant leases and to maintain the store until Gelson’s has no further obligations under the lease.  These costs will be recorded as incurred.  All currently active employees at the Northridge location have been offered employment at other Gelson’s locations.

Results of Operations

2011 Compared to 2010

Sales from the Company’s eighteen supermarkets (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $429,483,000 in 2011.  This represents an increase of 3.0% from 2010, when sales were $417,065,000.  Sales were positively impacted by inflation as well as an increase in the number of transactions in 2011 compared to 2010.  Increased sales reflect improvement in the economic environment in our local trade areas despite intense competition and cautious consumer purchasing behavior.

The Company’s gross profit as a percent of sales was 37.5% in 2011 compared to 38.3% in 2010.  The decrease in gross profit as a percent of sales reflects an aggressive marketing and retail pricing strategy implemented by the Company in an effort to retain and increase sales.  In calculating gross profit, the Company deducts product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as selling, general and administrative (SG&A) expense.

SG&A expense as a percent of sales was 31.4% in 2011 compared to 31.0% in 2010.  The increase in SG&A expense as a percent of sales is partially due to the increase in the health and welfare contribution rate and the UFCW ratification bonus as discussed above, as well as an increase in SARs compensation expense.  In 2011, the Company recognized $488,000 of SARs compensation expense due to an increase in the fair value of SARs since the beginning of the year and additional vesting.  In comparison, during 2010, the Company reversed $394,000 of SARs compensation expense recognized in prior periods.  In addition, fiscal 2010 reflects a gain of $570,000 from the early termination of a lease by the landlord of a property that was being leased by AMG Holdings, Inc., a wholly-owned subsidiary of Arden-Mayfair.

The Company contributes to several multi-employer union pension and health care plans.  Pension and health care payments are determined based on straight-time hours worked and the contribution rate as stipulated in the Company’s various collective bargaining agreements.  The Company recognized union pension expense of $4,572,000 in 2011 compared to $4,558,000 in 2010.  Union health care expense was $13,849,000 in 2011 compared to $11,934,000 in 2010.  Health care costs increased due to higher contribution rates as discussed above and an increase in the number of hours eligible for contributions.

Authoritative guidance requires the Company to measure and recognize compensation expense based on the fair value of SARs.  The fair value must be remeasured each reporting period until the award is settled and compensation expense must be recognized or reversed each reporting period to reflect changes in fair value and vesting.  Compensation expense is included in SG&A expense on the Consolidated Statements of Comprehensive Income.  As of December 31, 2011, assuming no change in the SARs fair value, there was approximately $1,378,000 of total unrecognized compensation cost related to outstanding SARs which is expected to be recognized over a weighted average period of 4.0 years.  The total intrinsic value of SARs exercised during 2011 and 2010 was $0.  Intrinsic value represents the amount by which the fair value of SARs exceeds the grant price.

During 2011, the Company procured approximately 14% of its product through Unified, a grocery wholesale cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits in order to purchase product from the cooperative.  As of December 31, 2011, the Company had approximately $1,360,000 on deposit with Unified, in addition to approximately $694,000 related to ownership of equity shares in Unified.  There is no established public trading market for Unified’s shares and the Company accounts for its investment under the cost method.  In 2011 and 2010, the Company recorded approximately $7,200 and $1,000, respectively, in patronage dividend income received in cash as a reduction of cost of sales.

Interest and dividend income, net of interest expense, was $58,000 in 2011 compared to $254,000 for 2010.  The decrease is due to lower rates of return on investments partially offset by higher levels of cash available for investment in 2011 compared to the prior year.  Other income (expense) in 2011 reflects a gain of approximately $2,129,000 from the sale of an undeveloped parcel of land owned by the Company.

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

Liquidity and Capital Resources

The Company’s current cash position, including investments and net cash provided by operating activities, are the primary sources of funds available to meet the Company’s capital expenditure and liquidity requirements.  The Company’s cash position, including investments, at December 31, 2011 was $61,088,000, an increase of $6,398,000 over the end of the prior year.  Cash not required for the immediate needs of the Company is temporarily invested in U.S. Treasuries, certificates of deposit, money market funds, commercial paper, mutual funds and corporate and government securities.  The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.

As of the end of fiscal 2010, the Company also had revolving lines of credit totaling $23,000,000 available for standby letters of credit, funding operations and expansion.  In January 2011, the Company voluntarily terminated its existing lines of credit and established a new standby letter of credit facility totaling $10,000,000 with a different bank.  In November 2011, the Company terminated the $10,000,000 letter of credit facility and entered into a credit agreement with the same bank which provides the Company with an unsecured revolving line of credit facility with a standby letter of credit subfacility.  The credit agreement provides for borrowings and/or letters of credit up to an aggregate principal amount at any one time of $25,000,000 and expires on June 1, 2014.  There were no outstanding borrowings against the revolving line of credit as of December 31, 2011.  The Company currently maintains four standby letters of credit aggregating $8,119,000 in connection with lease and self-insurance requirements.

The Company’s working capital was $60,039,000 as of December 31, 2011 compared to $51,062,000 as of January 1, 2011.  The Company believes that its current working capital, as well as future cash flow, is sufficient to meet its ongoing needs during fiscal 2012.  Net cash provided by operating activities during fiscal 2011 totaled $18,368,000 compared to $23,088,000 in the same period of 2010.  The decrease in net cash provided by operating activities most notably reflects higher union health and welfare costs in 2011 compared to 2010 and the UFCW ratification bonus paid in the fourth quarter of 2011, as discussed above.  In addition, net cash provided by operating activities was negatively impacted in 2011 as a result of lower interest income received and higher income taxes paid compared to the prior year.

Net cash used in investing activities was $30,484,000 in 2011.  Investing activities included a net purchase of investments of $28,381,000 and capital expenditures of $4,292,000 partially offset by proceeds received from the sale of property, plant and equipment of $2,189,000.  Net cash used in financing activities consisted of the purchase and retirement of Company stock for $6,684,000 and dividends paid totaling $3,116,000.

The Company’s current ratio was 2.93 as of December 31, 2011 compared to 2.65 as of January 1, 2011.  The Company’s total liabilities to equity ratio decreased to .47 as of December 31, 2011 from .51 as of January 1, 2011.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of December 31, 2011:

	Contractual Cash Obligations (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

7% Subordinated Income Debentures
Due September 2014 Including Interest	$1,486	$86	$1,400	$0	$0

Operating Leases	108,361	11,275	20,506	17,694	58,886

Total Contractual Cash Obligations (1)	$109,847	$11,361	$21,906	$17,694	$58,886

	Other Commercial Commitments (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby Letters of Credit (2)	$8,119	$8,119	$0	$0	$0

(1)	Other Contractual Cash Obligations

The Company had the following other contractual cash obligations at December 31, 2011.  The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments is unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to general and auto liability claims and for all open years prior to July 1, 2006 for workers’ compensation.  The Company maintains stop-loss insurance coverage to limit its loss exposure on a per claim basis.  Effective July 1, 2006, the Company purchased a fully insured guaranteed cost workers’ compensation insurance policy for losses occurring after June 30, 2006.  This policy replaced the high deductible program for workers’ compensation.  Liabilities associated with the risks that are retained by the Company under the high deductible programs are estimated, in part, by considering historical claims experience and regression analysis.  Accruals are based on undeveloped reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims.  The Company’s liability reserve for unpaid and incurred but not reported claims at December 31, 2011 was approximately $3,006,000.

Employment Agreement

Bernard Briskin, Chairman of the Board of Directors, President and Chief Executive Officer of the Company has an employment agreement with the Company that provides for annual retirement compensation for the remainder of his lifetime equal to 25% of his average base salary and bonus earned in the last three fiscal years prior to his retirement.  The Company had accrued $1,235,000 under the terms of the employment agreement as of December 31, 2011.

Property, Plant and Equipment Purchases

As of December 31, 2011, management had authorized expenditures on incomplete projects for the purchase of property, plant and equipment which totaled approximately $1,674,000.  The Company has an ongoing program to remodel existing supermarkets and to add new stores.  During 2011, total capital expenditures were $4,292,000.

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

The Company has a stock repurchase program, authorized by the Board of Directors, to purchase shares of its Class A in the open market or in private transactions from time to time.  The timing, volume and price of purchases are at the discretion of the management of the Company.  In April 2011, the Company purchased and retired 90,098 shares of its Class A for an aggregate purchase price of approximately $6,684,000 in an unsolicited private transaction.  After taking into account this purchase and purchases in prior years, up to 132,806 shares of Class A remain authorized for repurchase.  No stock was repurchased under this program in 2010 or 2009.

During 2011, 2010 and 2009, the Company paid regular quarterly dividends of 25 cents per share of Class A for a total of approximately $3,116,000, $3,161,000 and $3,161,000, respectively.

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

Inventories and Cost of Sales

Supermarket nonperishable inventories are recorded using the retail method and are stated at the lower of cost or market, with cost determined using the last-in, first-out (LIFO) method.  Perishable inventories are valued at the lower of cost on a first-in, first-out (FIFO) basis or market.  Under the retail inventory method, cost of sales is determined by applying a cost-to-retail ratio to sales for the period to determine cost of sales.  Cost of sales is then deducted from beginning inventory plus purchases to arrive at ending inventory.  The Company performs physical inventories of nonperishable items at all of its locations three times per year, at which time ending inventory and cost of sales are adjusted to reflect actual inventory on hand and cost of sales.  Physical inventories of perishable products are conducted at the end of each fiscal month.

Approximately 88.0% and 88.9% of the Company’s inventories were valued using the LIFO method as of December 31, 2011 and January 1, 2011, respectively.  The LIFO method assumes that the cost of the most recently purchased items are the first to be sold, and thus, are used to measure cost of sales, leaving the earlier costs residing in the ending inventory valuation.  The Company uses the Link-Chain, Dollar-Value method for purposes of calculating its LIFO charge or credit each year for nonperishable inventories.  This method requires management to compute a cumulative price index which represents the change in inventory cost since the base year (i.e., the beginning of the year in which LIFO was first elected) compared to the current cost of inventory.  The cumulative index is then applied to the current cost of inventory to determine the value of inventory at base year costs.  This computation is performed separately for each of the Company’s individual LIFO pools (i.e., groupings of similar items such as basic grocery, housewares, alcoholic beverages, etc.).  The LIFO method requires management to make assumptions and to apply judgment regarding inventory mix and factors related to the computation of price indices which could impact the ending inventory valuation as well as cost of sales.  If the FIFO method had been used for nonperishable inventories instead of the LIFO method, total inventory as of December 31, 2011 and January 1, 2011 would have been higher by approximately $6,897,000 and $6,447,000, respectively.

The Company evaluates inventory shortages throughout the year based on actual physical counts at its stores and warehouse.  Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages from the last physical count to the financial statement date.   Although the Company has sufficient historical data to record reasonable estimates of inventory shortages, actual results could differ.  As of December 31, 2011, a difference between actual and estimated shortages of, for example, 25 basis points would have an annual impact of approximately $596,000 on cost of sales.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  Impairment is recognized when estimated future cash flows (undiscounted and before interest charges) are less than carrying value.  The factor that most significantly affects the impairment calculation is management’s estimate of future cash flows which is inherently uncertain and relies on various assumptions regarding current and future economic and market conditions and the availability of capital.   The Company’s cash flow projection looks several years into the future and includes assumptions such as the rate of inflation/deflation, the strength of the economy, competition in our trade area, the ability to secure subtenants and the Company’s ability to negotiate early termination agreements.  If impairment analysis assumptions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur.  To the extent that an asset is impaired, the excess of the carrying amount of the asset over its estimated fair value is charged against earnings.  No asset impairment charges or adjustments were recognized during fiscal 2011, 2010 or 2009.

Workers’ Compensation and General and Auto Liability Insurance

The Company is primarily self-insured (i) for losses for all years related to general and auto liability claims and (ii) for some years prior to July 1, 2006 for workers’ compensation.  Where primarily self-insured, the Company purchases stop-loss insurance coverage to limit its loss exposure on a per claim basis.  Related accruals are based on undeveloped reported claims and an estimate of claims incurred but not reported.  The amount of reserves for reported claims are determined by a third party administrator claims representative who considers the individual facts of each claim including severity in arriving at an estimate of the Company’s total exposure.  In addition, the Company analyzes its historical paid and incurred loss trends in order to further develop an estimate of its ultimate cost of undeveloped reported claims and claims incurred but not reported.  Such estimates and historical trends are not an absolute indication of future results, and the Company reevaluates these reserves quarterly based on the most current information available.  The ultimate cost of claims are impacted by numerous variables including the frequency and severity of claims, legal and legislative trends, changes in benefit levels, the rate of inflation and claim settlement patterns.

Since July 1, 2006, the Company has purchased fully insured guaranteed cost workers’ compensation insurance thereby limiting its exposure for workers’ compensation to the cost of the related insurance premium.  The Company’s self-insured workers’ compensation accrual for claims incurred prior to July 2006 decreased from $2,211,000 at the beginning of fiscal 2011 to $1,585,000 at the end of the year as a result of payments of $691,000, which amount was partially offset by reserve adjustments of $65,000.  The Company expects the workers’ compensation reserve to continue to decline as it continues to pay down and close outstanding workers’ compensation claims which occurred prior to July 1, 2006.  The Company’s reserves for general and auto liability claims increased by approximately $60,000 during fiscal 2011.  The net increase reflects a net accrual, including reserve adjustments of $743,000, partially offset by payments of $683,000.

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

Vendor funds that have been earned as a result of completing the required performance under the terms of the underlying agreements but for which the product has not yet been sold are recognized as reductions of inventory.  The amount and timing of recognition of vendor allowances as a reduction of cost of sales, as well as the amount of vendor funds remaining in ending inventory, requires management judgment and estimates.  Management estimates current year purchase volume based on projected and historical data.  In turn, the estimated purchase volume is used to determine the amount of vendor allowances to recognize each period.  The Company does not expect that there will be a significant change in the annual level of vendor support; however, a one percent change in total vendor funds earned would likewise impact gross profit by approximately .03% as a percent of sales.

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

Recent Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).”  This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level three fair value measurements.  This pronouncement is effective for reporting periods beginning on or after December 15, 2011.  The adoption of ASU 2011-04 is not expected to have any impact on the Company’s consolidated financial position or results of operations.

In September 2011, the FASB issued ASU 2011-09, “Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80).”  ASU 2011-09 provides guidance on disclosure requirements for employers participating in multiemployer pension and other postretirement benefit plans to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans.   The new guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans.  The new guidance was effective for the Company’s fiscal year ended December 31, 2011.  The adoption of ASU 2011-09 did not have an impact on the Company’s consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The amendments in ASU 2011-12 defer the changes in ASU 2011-05, “Presentation of Comprehensive Income” that relate to the presentation of reclassifications from other comprehensive income to net income.  The Company early adopted ASU 2011-05 using the single statement approach in the second quarter of 2011 on a retrospective basis for all periods presented.  The adoption of ASU 2011-05 had no impact on the Company’s consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

The Company currently has no outstanding bank debt or fixture financing.  If the Company should borrow in the future, the Company could then be exposed to market risk related to interest fluctuations.

A change in market prices exposes the Company to market risk related to its investments.  As of December 31, 2011, all investments were classified as available-for-sale securities and totaled $30,413,000.  A hypothetical 10% drop in the market value of these investments would result in a $3,041,300 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

Item 8.	Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and the Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.  Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the Company’s 2011 fiscal year with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (2012 Proxy Statement).

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the 2012 Proxy Statement.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this Item 13 is incorporated by reference from the 2012 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from the 2012 Proxy Statement.

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

ARDEN GROUP, INC.

Date

By	/s/BERNARD BRISKIN	3/15/12
Bernard Briskin, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date

/s/BERNARD BRISKIN	3/15/12
Bernard Briskin, Director, Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

/s/LAURA J. NEUMANN	3/15/12
Laura J. Neumann, Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

/s/M. MARK ALBERT	3/15/12
M. Mark Albert, Director

/s/JOHN G. DANHAKL	3/15/12
John G. Danhakl, Director

/s/ROBERT A. DAVIDOW	3/15/12
Robert A. Davidow, Director

/s/KENNETH A. GOLDMAN	3/15/12
Kenneth A. Goldman, Director

/s/STEVEN ROMICK	3/15/12
Steven Romick, Director

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Report on Internal Control over Financial Reporting	31

Report of Independent Registered Public Accounting Firm	32

Financial Statements:
Consolidated Balance Sheets, December 31, 2011 and January 1, 2011	34
Consolidated Statements of Comprehensive Income for
fiscal years 2011, 2010 and 2009	35
Consolidated Statements of Stockholders’ Equity for fiscal years 2011,
2010 and 2009	36
Consolidated Statements of Cash Flows for fiscal years 2011, 2010 and 2009	37
Notes to Consolidated Financial Statements	39

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making the assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.  Based on that assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears on page 32.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Arden Group, Inc. and Consolidated Subsidiaries

We have audited the accompanying consolidated balance sheets of Arden Group, Inc. and Consolidated Subsidiaries (the Company) as of December 31, 2011 and January 1, 2011, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011.  We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arden Group, Inc. and Consolidated Subsidiaries, as of December 31, 2011 and January 1, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Arden Group, Inc. and Consolidated Subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria set forth by the COSO in Internal Control - Integrated Framework.

/s/Moss Adams LLP
Los Angeles, California
March 15, 2012

 ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31, 2011	January 1, 2011
Assets
Current assets:
Cash and cash equivalents	$30,675	$52,591
Investments	30,413	2,099
Accounts receivable, net of allowance for doubtful accounts of $226 and $201 as of December 31, 2011 and January 1, 2011, respectively	4,908	4,580
Income taxes receivable	1,522	0
Inventories, net	19,008	18,176
Deferred income taxes	1,451	1,797
Other current assets	3,147	2,838

Total current assets	91,124	82,081

Property, plant and equipment, net	37,475	38,247
Deferred income taxes	3,531	4,293
Other assets	2,933	3,263

Total assets	$135,063	$127,884

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$14,694	$12,790
Income taxes payable	0	626
Other current liabilities	16,391	17,603

Total current liabilities	31,085	31,019

Long-term debt	1,228	1,228
Deferred rent	6,287	6,336
Other liabilities	4,704	4,774

Total liabilities	43,304	43,357

Commitments and contingent liabilities (Notes 14 and 16)
Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 3,071,000 and 3,161,098 shares issued and outstanding as of December 31, 2011 and January 1, 2011, respectively, excluding 1,357,200 treasury shares	1,107	1,129
Capital surplus	5,271	5,378
Unrealized loss on investments, net of tax	(6)	(11)
Retained earnings	89,140	81,784

	95,512	88,280
Treasury stock, 1,357,200 shares at cost	(3,753)	(3,753)

Total stockholders’ equity	91,759	84,527

Total liabilities and stockholders’ equity	$135,063	$127,884

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Share and Per Share Data)
	Fifty-Two	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	December 31, 2011	January 1, 2011	January 2, 2010

Sales	$429,483	$417,065	$431,170
Cost of sales	268,544	257,506	264,931

Gross profit	160,939	159,559	166,239
Selling, general and administrative expense	134,817	129,416	130,203

Operating income	26,122	30,143	36,036
Interest and dividend income	134	338	284
Other income (expense), net	2,243	(66)	0
Interest expense	(76)	(84)	(31)

Income before income taxes	28,423	30,331	36,289
Income tax provision	11,418	12,246	14,665

Net income	$17,005	$18,085	$21,624

Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) from available-for-sale securities:
Net unrealized holding gain (loss) arising during the period	5	(45)	(13)
Reclassification adjustment for realized loss included in net income	0	38	0

Net unrealized gain (loss), net of income tax expense (benefit) of $3 for 2011, ($4) for 2010 and ($9) for 2009	5	(7)	(13)

Comprehensive income	$17,010	$18,078	$21,611

Net income per common share:
Basic and diluted	$5.50	$5.72	$6.84

Weighted average common shares outstanding:
Basic and diluted	3,094,020	3,161,098	3,161,098

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Unrealized
				Gain (Loss)				Total
	Common Stock Class A		Capital	on	Retained	Treasury Stock		Stockholders’
(In Thousands, Except Share Data)	Shares	Amount	Surplus	Investments	Earnings	Shares	Amount	Equity

Balance, January 3, 2009	4,518,298	$1,129	$5,378	$9	$48,397	1,357,200	$(3,753)	$51,160

Net unrealized loss		0	0	(13)	0		0	(13)
Dividends declared		0	0	0	(3,161)		0	(3,161)
Net income		0	0	0	21,624		0	21,624

Balance, January 2, 2010	4,518,298	1,129	5,378	(4)	66,860	1,357,200	(3,753)	69,610

Net unrealized loss		0	0	(7)	0		0	(7)
Dividends declared		0	0	0	(3,161)		0	(3,161)
Net income		0	0	0	18,085		0	18,085

Balance, January 1, 2011	4,518,298	1,129	5,378	(11)	81,784	1,357,200	(3,753)	84,527

Purchase and retirement of common stock	(90,098)	(22)	(107)	0	(6,555)	0	0	(6,684)
Net unrealized gain		0	0	5	0		0	5
Dividends declared		0	0	0	(3,094)		0	(3,094)
Net income		0	0	0	17,005		0	17,005

Balance, December 31, 2011	4,428,200	$1,107	$5,271	$(6)	$89,140	1,357,200	$(3,753)	$91,759

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fifty-Two	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	December 31, 2011	January 1, 2011	January 2, 2010

Cash flows from operating activities:
Cash received from customers	$429,179	$417,580	$431,108
Cash paid to suppliers and employees	(398,850)	(384,624)	(391,957)
Interest and dividends received	587	1,580	565
Interest paid	(87)	(94)	(87)
Income taxes paid	(12,461)	(11,354)	(13,895)

Net cash provided by operating activities	18,368	23,088	25,734

Cash flows from investing activities:
Capital expenditures	(4,292)	(2,597)	(2,890)
Purchases of investments	(66,204)	(29,861)	(30,164)
Sales of investments	37,823	51,926	13,127
Proceeds from the sale of property, plant and equipment	2,189	16	48

Net cash provided by (used in) investing activities	(30,484)	19,484	(19,879)

Cash flows from financing activities:
Purchase and retirement of Company stock	(6,684)	0	0
Cash dividends paid	(3,116)	(3,161)	(3,161)

Net cash used in financing activities	(9,800)	(3,161)	(3,161)

Net increase (decrease) in cash and cash equivalents	(21,916)	39,411	2,694

Cash and cash equivalents at beginning of year	52,591	13,180	10,486

Cash and cash equivalents at end of year	$30,675	$52,591	$13,180

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

	Fifty-Two	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	December 31, 2011	January 1, 2011	January 2, 2010

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$17,005	$18,085	$21,624

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,975	5,307	5,599
Provision for losses on accounts receivable	111	44	94
Deferred income taxes	1,105	1,129	108
Net (gain) loss from the disposal of property, plant and equipment	(2,100)	8	54
Realized (gain) loss on investments, net	(114)	66	0
Amortization of premium on investments	457	960	472
Stock appreciation rights compensation expense (income)	488	(394)	(273)

Changes in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts receivable	(439)	799	(246)
Inventories	(832)	(1,302)	972
Other current assets	(309)	95	204
Other assets	62	27	16

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	716	(1,090)	(2,402)
Federal and state income taxes payable	(2,148)	(237)	668
Deferred rent	(49)	(61)	99
Other liabilities	(560)	(348)	(1,255)

Net cash provided by operating activities	$18,368	$23,088	$25,734

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

Fiscal Year

The Company operates on a fiscal year ending on the Saturday closest to December 31.  Fiscal years for the consolidated financial statements included herein ended on December 31, 2011 (fiscal 2011 - 52 weeks), January 1, 2011 (fiscal 2010 - 52 weeks) and January 2, 2010 (fiscal 2009 - 52 weeks).

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

Investments

The Company invests in marketable securities including mutual funds, U.S. treasury notes and debt securities.  Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.  The Company reviews its investment portfolio on a quarterly basis to determine if market declines below book value may be other-than-temporary.  Any decline that is determined to be other-than-temporary is recorded as a loss on the Consolidated Statements of Comprehensive Income in accordance with authoritative guidance.

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date.  Debt securities that the Company does not intend to hold to maturity and equity securities are classified as available-for-sale.  As of December 31, 2011, all marketable securities were classified as available-for-sale.  Investments are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.  The cost of investments sold is determined based on the Specific Identification method.

Accounts Receivable

The Company monitors vendor receivables and extensions of credit on an ongoing basis and has not experienced significant losses related to its receivables.  At December 31, 2011, the Company believes that it did not have significant credit risk concentrations.  No customer or vendor represented greater than 4.5% of total accounts receivable.

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

Leased property meeting certain capital lease criteria is capitalized and the present value of the related lease payments is recorded as a liability.  Amortization of capitalized leased assets is computed on the straight-line method over the shorter of the estimated useful life or the initial lease term.  There were no capitalized leases at December 31, 2011 and January 1, 2011.

Normal repairs and maintenance are expensed as incurred.  Expenditures which materially increase values, change capacities or extend useful lives are capitalized.  Replacements are capitalized and the property, plant and equipment accounts are relieved of the items being replaced.  The related costs and accumulated depreciation of disposed assets are eliminated and any gain or loss on disposition is included in selling, general and administrative (SG&A) expense on the Consolidated Statements of Comprehensive Income.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  Impairment is recognized when estimated future cash flows (undiscounted and before interest charges) are less than carrying value.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital.  If impairment analysis assumptions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur.  To the extent that an asset is impaired, the excess of the carrying amount of the asset over its estimated fair value is charged against earnings.  No impairments were recorded in 2011, 2010 or 2009.

Workers’ Compensation and General and Auto Liability Costs

The Company is primarily self-insured through the use of a high deductible policy for losses related to workers’ compensation for claims incurred prior to July 1, 2006, as well as all general and auto liability claims.  The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis and is insured for covered costs in excess of per claim limits.  Since July 1, 2006, the Company has purchased fully insured guaranteed cost workers’ compensation insurance to replace the high deductible program. The Company continues to maintain an accrual for workers’ compensation claims incurred prior to July 2006 under the high deductible program which is based on undeveloped reported claims and an estimate of claims incurred but not reported.  The Company’s workers’ compensation and general and auto liability reserves for unpaid and incurred but not reported claims at December 31, 2011 and January 1, 2011 were approximately $3,006,000 and $3,572,000, respectively.  While the ultimate amount of claims incurred are dependent on future developments, the recorded reserves reflect management’s best estimate of claims to be incurred.

Revenue Recognition

The Company recognizes revenue at the time of sale.  Discounts given to customers are recorded at the point of sale as a reduction of revenues.  The Company maintains a bad debt allowance for receivables from vendors and Gelson’s charge card users.  Valuation reserves are adjusted periodically based on historical recovery rates.  The Company records income from licensing arrangements, subleases, leases and finance charges as they are earned.  Income from all licensing arrangements, rental income and finance charges represents approximately 1% or less of sales for all periods presented and, therefore, is not disclosed separately on the Consolidated Statements of Comprehensive Income.

Gelson’s sells gift cards (and previously gift certificates) to its customers in its retail stores.  The gift cards and certificates do not have an expiration date and Gelson’s does not charge an administrative fee on unused gift cards.  The Company records unredeemed gift cards and certificates in Accounts Payable, Trade on its Consolidated Balance Sheets.  In the past, the Company has recognized revenue from gift cards and certificates only when they were redeemed by its customers.  Beginning in the first quarter of 2009, the Company began recording revenue when the likelihood of the gift cards and certificates being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards and certificates to relevant jurisdictions (gift card breakage).  Based on an analysis of historical redemption patterns, the Company determined the appropriate gift card breakage rate is three years.  During 2011 and 2010, the Company recorded $52,000 and $43,000 of revenue related to gift card breakage, respectively.   Gift card breakage is included in Sales on the Consolidated Statements of Comprehensive Income.

Cost of Sales

Cost of sales includes product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Warehouse and transportation costs include receiving costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center.  Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products.  Advertising costs, net of vendor reimbursements, are expensed as incurred and include the cost of the Gelson’s newsletter, newspaper ads and other print advertising.  Occupancy costs consist of rent, common area charges (where applicable), depreciation and utilities related to Gelson’s operations.  The following table summarizes warehouse, transportation, purchasing, net advertising and occupancy costs for 2011, 2010 and 2009.

(In Thousands)	2011	2010	2009
Warehouse and transportation	$6,885	$7,092	$7,014
Purchasing	2,733	2,728	2,814
Advertising	2,150	1,876	1,335
Occupancy	22,620	22,232	22,930
	$34,388	$33,928	$34,093

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

The assumptions used in the Black-Scholes option-pricing model as of December 31, 2011 were as follows:

Dividend yield	.99%	-	1.08%
Expected volatility	27.29%	-	38.26%
Risk-free interest rate	.13%	-	1.03%
Expected average term	3.52	-	5.45 years

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

Impact of Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).”  This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level three fair value measurements.  This pronouncement is effective for reporting periods beginning on or after December 15, 2011.  The adoption of ASU 2011-04 is not expected to have any impact on the Company’s consolidated financial position or results of operations.

In September 2011, the FASB issued ASU 2011-09, “Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80).”  ASU 2011-09 provides guidance on disclosure requirements for employers participating in multiemployer pension and other postretirement benefit plans to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans.   The new guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans.  The new guidance was effective for the Company’s fiscal year ended December 31, 2011.  The adoption of ASU 2011-09 did not have an impact on the Company’s consolidated financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The amendments in ASU 2011-12 defer the changes in ASU 2011-05, “Presentation of Comprehensive Income” that relate to the presentation of reclassifications from other comprehensive income to net income.  The Company early adopted ASU 2011-05 using the single statement approach in the second quarter of 2011 on a retrospective basis for all periods presented.  The adoption of ASU 2011-05 had no impact on the Company’s consolidated financial position or results of operations.

2.        Investments

Marketable securities are shown on the accompanying Consolidated Balance Sheets at their fair value.

(In Thousands)	Cost	Unrealized Gain (Loss)	Fair Value
As of December 31, 2011:
Commercial Paper	$9,790	$0	$9,790
Debt Securities:
Corporate	14,491	(11)	14,480
Mutual Funds	6,141	2	6,143
Total	$30,422	$(9)	$30,413

As of January 1, 2011:
Debt Securities:
Corporate	$2,013	$(15)	$1,998
Mutual Funds	103	(2)	101
Total	$2,116	$(17)	$2,099

All of the investments listed in the table above were valued using Level 1 inputs as discussed in Note 1. Realized net gain (loss) from the sale of investments were $114,000, $(66,000) and $0 in 2011, 2010 and 2009, respectively. Realized net gain or loss from the sale of investments is included in other income (expense), net on the Consolidated Statements of Comprehensive Income. No debt security held as of December 31, 2011 had a date to maturity over 70 days.

3.        Accounts Receivable, Net

	December 31,	January 1,
(In Thousands)	2011	2011
Accounts receivable, trade	$2,090	$2,369
Other accounts receivable	3,044	2,412
	5,134	4,781
Less: Allowance for doubtful accounts	(226)	(201)
	$4,908	$4,580

The provision for doubtful accounts in 2011, 2010 and 2009 was approximately $111,000, $44,000 and $94,000, respectively.

4.        Inventories

Inventories valued by the LIFO method totaled $16,353,000 at December 31, 2011 and $15,874,000 at January 1, 2011.  Inventory balances would have been $6,897,000 and $6,446,000 higher at the end of 2011 and 2010, respectively, if they had been stated at the lower of FIFO cost or market.

5.        Significant Supplier

During 2011, the Company procured approximately 14% of its product through Unified Grocers, Inc. (Unified), a grocery wholesale cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits in order to purchase product from the cooperative.  As of December 31, 2011, the Company had approximately $1,360,000 on deposit with Unified in addition to approximately $694,000 related to ownership of equity shares in Unified.  There is no established public trading market for Unified’s shares.  The deposit and equity ownership are recorded in other assets on the Consolidated Balance Sheets.

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

6.       Property, Plant and Equipment

	December 31,	January 1,
(In Thousands)	2011	2011
Land	$8,584	$8,633
Buildings and improvements	9,836	9,836
Store fixtures and office equipment	48,845	47,838
Transportation equipment	4,159	3,977
Machinery and equipment	2,053	2,033
Leasehold improvements	51,483	50,812
Leasehold interests	4,538	4,538
Assets under construction	1,581	1,074
	131,079	128,741

Accumulated depreciation and amortization	(93,604)	(90,494)
	$37,475	$38,247

Depreciation and amortization expense was $4,975,000, $5,307,000 and $5,599,000 in 2011, 2010 and 2009, respectively.

7.         Other Current Liabilities

	December 31,	January 1,
(In Thousands)	2011	2011
Employee compensated absences	$5,163	$5,144
Taxes (excluding income taxes)	2,809	2,886
Employee benefits	2,054	2,146
Payroll	1,742	1,867
Workers’ compensation	509	782
Other	4,114	4,778
	$16,391	$17,603

8.        Long-Term Debt

	Current		Non-Current
	December 31,	January 1,	December 31,	January 1,
(In Thousands)	2011	2011	2011	2011
7% Subordinated Income Debentures due September 1, 2014	$0	$0	$1,228	$1,228

As of the end of fiscal 2010, the Company had revolving lines of credit in the amount of $20,000,000 and $3,000,000 which were scheduled to expire in August 2012 and November 2011, respectively.  In January 2011, the Company voluntarily terminated its existing lines of credit and established a new standby letter of credit facility totaling $10,000,000 with a different bank.  In November 2011, the Company terminated the $10,000,000 letter of credit facility and entered into a credit agreement with the same bank which provides the Company with an unsecured revolving line of credit facility with a standby letter of credit subfacility.  The credit agreement provides for borrowings and/or letters of credit up to an aggregate principal amount at any one time of $25,000,000 and expires on June 1, 2014.  Borrowings bear interest at the adjusted London Interbank Offer Rate (LIBOR) plus a margin or at the bank’s prime rate minus a margin.  In either case, the margin is dependent upon the Company’s Leverage Ratio as defined in the credit agreement.  At the end of 2011, there were no amounts borrowed against the line of credit.  The Company currently maintains four standby letters of credit aggregating $8,119,000 in connection with lease and self-insurance requirements.

Debentures: The indenture relating to the 7% Subordinated Income Debentures (7% Debentures), due September 1, 2014, provides for interest payable semi-annually on March 1 and September 1 to the extent that current annual net income is sufficient therefor, or at the discretion of the Company, out of available retained earnings.  All interest due and payable as of December 31, 2011 was paid.  The 7% Debentures are recorded at face value which approximates its fair value.

9.        Capital Stock

The Company is authorized to issue 10,000,000 shares of Class A, par value $.25 per share.  At December 31, 2011 and January 1, 2011, the number of shares issued were 4,428,200 and 4,518,298, respectively, including 1,357,200 treasury shares.  The Company has a stock repurchase program, authorized by the Board of Directors, to purchase shares of its Class A in the open market or in private transactions from time to time.  The timing, volume and price of purchases are at the discretion of the management of the Company.  In April 2011, the Company purchased and retired 90,098 shares of its Class A for an aggregate purchase price of approximately $6,684,000 in an unsolicited private transaction.  After taking into account this purchase and purchases in prior years, up to 132,806 shares of Class A remain authorized for repurchase.  No stock was repurchased under this program in 2010 or 2009.

During 2011, 2010 and 2009, the Company paid regular quarterly dividends of 25 cents per share of Class A for a total of approximately $3,116,000, $3,161,000 and $3,161,000, respectively.  On January 20, 2012, the Company paid a regular quarterly cash dividend of 25 cents per share of Class A, aggregating approximately $768,000, to stockholders of record on December 30, 2011.

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

	SARs
	Officers and		Non-Employee
	Employees		Directors
		Weighted		Weighted
	SARs	Average Price	SARs	Average Price

Outstanding as of 1/3/09	72,125	$145.42	42,500	$141.96

Granted	3,500	$94.98	0	$0.00
Exercised	500	$57.00	0	$0.00
Forfeited	7,000	$146.44	0	$0.00

Outstanding as of 1/2/10	68,125	$143.38	42,500	$141.96

Granted	67,500	$107.38	42,500	$110.00
Exchanged	56,500	$146.44	42,500	$141.96
Forfeited	1,000	$110.00	0	$0.00

Outstanding as of 1/1/11	78,125	$110.48	42,500	$110.00

Granted	6,000	$93.10	0	$0.00

Outstanding as of 12/31/11	84,125	$109.24	42,500	$110.00

Exercisable as of 12/31/11	4,625		0

The aggregate intrinsic value of fully vested SARs as of December 31, 2011 was $0.

The following table summarizes information about the Company’s SARs outstanding at December 31, 2011:

	SARs Outstanding			SARs Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price
SARs - Officers & Employees
$121.03	1,125	.2 years	$121.03	1,125	$121.03
$146.44	7,000	2.9 years	$146.44	3,500	$146.44
$94.98	3,500	4.9 years	$94.98	0
$110.00	56,500	5.1 years	$110.00	0
$95.22	7,500	5.6 years	$95.22	0
$83.50	2,500	5.7 years	$83.50	0
$93.10	6,000	6.9 years	$93.10	0
	84,125	5.0 years	$109.24	4,625	$140.26

SARs - Non-Employee Directors
$110.00	42,500	5.1 years	$110.00	0

SARs compensation expense is included in SG&A expense on the Consolidated Statements of Comprehensive Income.  Authoritative guidance requires the Company to remeasure the fair value of SARs each reporting period until the award is settled.  Compensation expense must be recognized or reversed each reporting period for changes in fair value and vesting.  During 2011, the Company recorded $488,000 of SARs compensation expense due to an increase in the fair value of SARs during the year and additional vesting.  The Company reversed $394,000 and $273,000 of SARs compensation expense in 2010 and 2009, respectively.

As of December 31, 2011, assuming no change in the SARs fair value, there was approximately $1,378,000 of total unrecognized compensation cost related to outstanding SARs which is expected to be recognized over a weighted average period of 4.0 years.  The total intrinsic value of SARs exercised during 2011, 2010 and 2009 was approximately $0, $0 and $34,000, respectively.  Intrinsic value represents the amount by which the fair value of SARs exceeds the grant price.

11.       Retirement Plans

The Company contributes to multi-employer union pension plans, administered by various trustees, which may be deemed to be defined benefit plans.  Contributions to these plans are based upon negotiated labor contracts.  All employers who participate in these multi-employer plans are required to contribute at the same hourly rate based on straight-time hours worked in order to fund the plans.  In addition to these contributions, if any of the participating employers in the plan withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to cover the underfunded liabilities associated with its participants, the Company could be required to make additional contributions.  In other words, the Company could be responsible for contributions related to the employees of non-related companies. This is a risk associated with multi-employer plans compared to single-employer plans.  In addition, assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.  If Gelson’s stops participating in any of its multi-employer plans, Gelson’s may be required to pay those plans a withdrawal liability which is based on the underfunded status of the plan.  The Company’s total contributions to all multi-employer union pension plans for 2011, 2010 and 2009 were approximately $4,572,000, $4,558,000 and $4,730,000, respectively.

The Company is a party to five different union multi-employer pension plans, the most significant of which is the Southern California United Food & Commercial Workers Unions & Food Employers Joint Pension Trust Fund (Employer Identification Number 95-1939092) – Plan #001 (UFCW Plan).  The expiration date of the Pension Agreement related to the UFCW Plan is March 8, 2014.  The Company’s contributions to the UFCW Plan for 2011, 2010 and 2009 totaled approximately $3,890,000, $3,875,000 and $4,039,000, respectively.  The Company’s contributions represent less than 5% of total contributions from all employers to the UFCW Plan based on the Form 5500 for the plan year ended March 31, 2010. The most recently available certified zone status provided by the plan trust indicates that the UFCW Plan was in critical status (less than 65 percent funded) as defined by the Pension Protection Act of 2006 for the year ended March 31, 2010.  A rehabilitation plan has been implemented by the plan trustee which includes a schedule of benefit cuts and contribution rate increases that allows for projected emergence from critical status at the end of the rehabilitation period on March 31, 2024.  Information related to the impact of utilization of extended amortization periods on zone status is not available.  The Company has not been required to pay a surcharge to the UFCW Plan; however, if the certified zone status of the plan deteriorates or the proposed rehabilitation plan is unsuccessful, then the Company could be required to make additional contributions.  In 2011, 2010 and 2009, the Company paid a contribution rate of $1.20 per straight-time hour work as defined by the Pension Agreement.  The contribution rate increased to $1.283 effective January 1, 2012 and is subject to additional increases at various intervals up to $1.431 beginning with hours worked in October 2013.

The Arden Group, Inc. 401(k) Retirement Savings Plan (401(k) Plan) covers all non-union employees of the Company and its subsidiaries who have attained the age of eighteen and have completed the applicable service requirement, as well as retirees and employees who have terminated but remain participants in the 401(k) Plan.  On the first of the month following the completion of one month of service, the 401(k) Plan provides that, with certain limitations, a qualifying employee may elect to contribute up to 100% of such employee’s annual compensation to the 401(k) Plan up to a maximum of $16,500 in 2011 on a tax-deferred basis.  In addition, employees over the age of 50 may elect to make catch up contributions up to a maximum of $5,500 in 2011.  The Company made discretionary contributions to the 401(k) Plan of $337,000, $302,000 and $295,000 for 2011, 2010 and 2009, respectively.

Bernard Briskin, Chairman of the Board of Directors, President and Chief Executive Officer of the Company has an employment agreement with the Company dating back to 1988.  The employment agreement with Mr. Briskin provides for annual post-employment compensation equal to 25% of his average base salary and bonus earned in the last three fiscal years prior to the cessation of his employment with the Company.  The officer is entitled to monthly payments during his lifetime beginning with the termination of his employment for any reason other than his breach of the employment agreement or termination for cause.  The Company has accrued its obligation under the terms of the employment agreement.  The Company decreased the accrual during 2011, 2010 and 2009 and recognized income of approximately $278,000, $360,000 and $249,000, respectively.  The decrease in the accrual is primarily due to a change in estimate based on the refining of the assumptions and underlying data, including the estimated payout term.   For purposes of this calculation, Mr. Briskin’s average base salary and bonus are based on the amount to which he was contractually entitled without regard to any voluntary reductions as discussed in Note 16.  This accrual is recorded in other liabilities on the Consolidated Balance Sheets and totaled approximately $1,235,000 as of December 31, 2011.

12.      Multi-Employer Union Health Care Plans

The Company contributes to multi-employer union health care plans, administered by various trustees, in accordance with the provisions of various labor contracts.  Contributions to these plans are generally based on the number of straight-time hours worked.  The Company’s expense for these plans totaled $13,849,000, $11,934,000 and $8,815,000 for 2011, 2010 and 2009, respectively.  The majority of Gelson’s employees are members of the United Food & Commercial Workers International Union (UFCW).  The Company contributes to a multi-employer health and welfare trust fund on behalf of its employees who are members of the UFCW.  The Company’s health and welfare contribution rate was scheduled to increase effective with hours worked during March 2009 and after; however, the Company was notified by the Southern California United Food & Commercial Workers Unions and the Food Employers Joint Trust Funds (Trust), in the first quarter of 2009, that the increase had been suspended.  In March 2010, the Company was notified that the UFCW health and welfare contribution rate would increase effective March 2010 to the maximum allowable rate under the collective bargaining agreement; and as a result, average weekly health and welfare expense increased by approximately $74,000.  The Company’s health and welfare contribution rate increased again effective the beginning of February 2011 and September 2011 in accordance with the UFCW collective bargaining agreement resulting in additional average weekly increases of $11,000 and $28,000, respectively.  Except as discussed above, there were no employer withdrawals, shortfall contributions, maintenance of benefit clauses or other material changes that affected the comparability of employer and multi-employer contributions from year to year.

13.       Income Taxes

The composition of the federal and state income tax provision (benefit) is as follows:

(In Thousands)	2011	2010	2009
Current:
Federal	$7,956	$8,683	$11,369
State	2,354	2,437	3,198
Total current tax provision	10,310	11,120	14,567

Deferred:
Federal	974	907	115
State	134	219	(17)
Total deferred tax provision	1,108	1,126	98
Total income tax provision	$11,418	$12,246	$14,665

The Company’s deferred tax assets (liabilities) were attributable to the following:

	December 31,	January 1,
(In Thousands)	2011	2011
Deferred tax assets:
Deferred rent	$2,561	$2,582
Property, plant and equipment	1,175	1,670
Self-insured reserves	990	1,331
Accrued expenses	1,236	1,322
Accrued vacation	1,122	1,097
State income taxes	827	853
Other	417	511
Deferred tax assets	8,328	9,366

Deferred tax liabilities:
Deferred gain on debenture exchange	(1,889)	(2,050)
Inventory	(1,090)	(801)
Other	(367)	(425)
Deferred tax liabilities	(3,346)	(3,276)
Deferred income taxes, net	$4,982	$6,090

Reconciliation of the statutory federal rate and effective rate is as follows:

(In Thousands, Except	2011		2010		2009
Percentage Amounts)	Amount	Rate	Amount	Rate	Amount	Rate

Federal tax at statutory rate	$9,948	35.0%	$10,616	35.0%	$12,701	35.0%
State income taxes, net of federal tax benefit	1,633	5.8%	1,743	5.8%	2,085	5.7%
Other	(163)	(.6%)	(113)	(.4%)	(121)	(.3%)
	$11,418	40.2%	$12,246	40.4%	$14,665	40.4%

The Company accounts for uncertainty in income taxes in accordance with the authoritative guidance issued by the FASB.  This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of December 31, 2011 and January 1, 2011, the Company had no unrecognized tax benefits.  The Company does not believe that the unrecognized tax benefit will change significantly within the 2012 fiscal year.

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and SG&A expense, respectively, in the Consolidated Statements of Comprehensive Income.  A reversal of interest recognized in prior periods of $10,000, $11,000 and $58,000 was recorded in 2011, 2010 and 2009, respectively.  No penalties were recognized during 2011, 2010 or 2009.  As of December 31, 2011 and January 1, 2011, the Company had approximately $3,000 and $13,000 accrued for interest, respectively, and no accrual for penalties at the end of either period.  The interest accrual is net of the applicable federal and state tax savings which would result if the interest were paid out.

The Company files income tax returns in the U.S. federal jurisdiction and the California state jurisdiction.  The Company is no longer subject to federal and state tax examinations for years before 2008 and 2007, respectively.

14.       Leases

The principal kinds of property leased by the Company and its subsidiaries are supermarket land and buildings.  The most significant obligations assumed under the lease terms, other than rental payments, are the upkeep of the facilities, utilities, insurance and property taxes.  Most supermarket leases contain contingent percentage rental provisions based on sales volume, as well as renewal options.  The Company’s decision to exercise renewal options is primarily dependent upon the level of business conducted at the location and the profitability thereof.

All leases and subleases with an initial term greater than one year are accounted for as either capital leases, operating leases or subleases, as appropriate, in accordance with authoritative guidance.

Assets Under Capital Leases:  Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease.  There were no capital leases outstanding as of December 31, 2011 or January 1, 2011.

Operating Leases and Subleases:  The Company is obligated under operating leases, primarily for land and buildings, which expire at various dates through 2027.  Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at December 31, 2011 are as follows:

		Deduct	Net
		Sublease	Rental
(In Thousands)	Commitments	Rentals	Commitments
2012	$11,275	$295	$10,980
2013	10,558	138	10,420
2014	9,948	63	9,885
2015	9,550	0	9,550
2016	8,144	0	8,144
Thereafter	58,886	0	58,886
	$108,361	$496	$107,865

Rent expense under operating leases was as follows:

(In Thousands)	2011	2010	2009
Minimum rent	$11,613	$11,574	$11,590
Contingent percentage rent	940	845	1,030
	12,553	12,419	12,620
Sublease rentals	(1,563)	(1,886)	(2,027)
	$10,990	$10,533	$10,593

15.       Related Party Transactions

A director of the Company is a partner in a law firm which performs legal services for the Company.

16.       Commitments and Contingent Liabilities

The Company has an employment agreement with Mr. Briskin which currently expires on January 1, 2014.  In addition to a base salary, the agreement provides for a formula bonus based on pre-tax earnings.  No maximum compensation limit exists.  Total salary and bonus expensed in 2011, 2010 and 2009 was approximately $1,165,000, $1,199,000 and $1,709,000, respectively.  The unpaid bonus at year end is recorded in other current liabilities on the Consolidated Balance Sheets.  Mr. Briskin is contractually entitled to a salary increase each year effective on January 1.  In 2009 and 2011, Mr. Briskin offered to forego any salary increase and in 2012, he offered to take a reduced salary increase.  He was not eligible for a salary increase in 2010 as there was not an increase in the applicable consumer price index as specified in his employment agreement.  In addition, for fiscal 2010 and 2011, Mr. Briskin voluntarily reduced his bonus down to 50% of the bonus to which he was contractually entitled.  For fiscal 2009, Mr. Briskin also voluntarily reduced the bonus to which he was contractually entitled to equal 70% of his fiscal 2008 bonus.  Mr. Briskin is also entitled to monthly retirement payments during his lifetime beginning with the termination of his employment for any reason other than his breach of the employment agreement or termination for cause.  The Company has accrued its obligation under the terms of the employment agreement as discussed in Note 11.

The Company is primarily self-insured for losses related to general and auto liability claims and, for certain years prior to July 1, 2006, for workers’ compensation as well.  The Company purchased a fully insured guaranteed cost workers’ compensation insurance policy for losses occurring after June 30, 2006.  This policy replaced the Company’s previous high deductible program for workers’ compensation and is currently effective through June 30, 2012.  For workers’ compensation claims prior to July 1, 2006, the Company maintains stop-loss coverage to limit its loss exposure on a per claim basis.  Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis.  Accruals are based on undeveloped reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred are dependent on future developments, the reserve represents the Company’s best estimate of future payments related to claims.  The Company’s workers’ compensation and general and auto liability reserves for unpaid claims and incurred but not reported claims at December 31, 2011 and January 1, 2011 were approximately $3,006,000 and $3,572,000, respectively, and are recorded in other current liabilities and other liabilities on the Consolidated Balance Sheets.

As of December 31, 2011, management had authorized expenditures on incomplete projects for the construction and purchase of property, plant and equipment which totaled approximately $1,674,000.

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

17.       Selected Quarterly Financial Data (Unaudited)

(In Thousands, Except Per Share Data)
				Basic and Diluted
		Gross	Net	Net Income
Quarter	Sales	Profit	Income	Per Share (1)

2010
First	$104,777	$40,293	$5,074	$1.61
Second	101,960	38,928	4,006	1.27
Third	100,308	38,172	3,454	1.09
Fourth	110,020	42,166	5,551	1.75

2011
First	$104,194	$40,288	$5,669	$1.79
Second	106,080	39,935	3,644	1.19
Third	104,706	38,657	3,361	1.09
Fourth	114,503	42,059	4,331	1.41

(1) Earnings per share is calculated using the weighted average outstanding shares for the quarter.

18.       Subsequent Events

On January 20, 2012, the Company paid a regular quarterly cash dividend of 25 cents per share on its Class A totaling approximately $768,000 to stockholders of record on December 30, 2011.

On February 17, 2012, Gelson’s management committed to a plan to close its store located in Northridge, California which occurred after the close of business on February 25, 2012.  Gelson’s decision to close the store was based on the lack of profitability of the Northridge location for the past several years.  Effective March 6, 2012, Gelson’s reached an agreement with the landlord and a third party to assign the lease.  Subject to compliance with certain closing conditions, Gelson’s rent and all other obligations under the lease agreement will end effective no later than May 1, 2012.  In accordance with the assignment of the lease, various items of equipment will be transferred by Gelson’s to the assignee and Gelson’s agreed to pay the assignee a lease assignment fee of $1,850,000.  In addition, Gelson’s expects to incur closing costs estimated to be between $300,000 and $400,000 to transfer excess product and supplies to other Gelson’s locations, to write off product which cannot be transferred, to shut down and relocate or write off equipment, to terminate current subtenant leases and to maintain the store until Gelson’s has no further obligations under the lease.  These costs will be recorded as incurred.  All currently active employees at the Northridge location have been offered employment at other Gelson’s locations.

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

10.5*
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

10.10*
Employee Phantom Stock Unit Agreement with Laura J. Neumann dated August 10, 2010, filed as Exhibit 10.10 to the Annual Report on Form 10-K of Arden Group, Inc. for the fiscal year ended January 1, 2011 and incorporated herein by reference.

Exhibit

10.11
Credit Agreement dated as of November 1, 2011, among Arden Group, Inc., as borrower, the guarantors party thereto and Wells Fargo Bank, National Association, filed as Exhibit 10.1 to the Current Report on Form 8-K of Arden Group, Inc. filed with the Securities and Exchange Commission on November 21, 2011 and incorporated herein by reference.

21.	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report.

**
XBRL information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.