Form 10-Q
period 2012-03-31
ARDEN GROUP INC
filed 2012-05-09
CIK 225051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

The number of shares outstanding of the registrant’s class of common stock as of May 4, 2012 was:

3,071,000 shares of Class A Common Stock

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
___________________________________________________________

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$19,736	$30,675
Investments	49,168	30,413
Accounts receivable, net of allowance for doubtful accounts, of $232 and $226 as of March 31, 2012 and December 31, 2011, respectively	3,984	4,908
Income taxes receivable	0	1,522
Inventories, net	16,293	19,008
Deferred income taxes	1,450	1,451
Other current assets	3,304	3,147

Total current assets	93,935	91,124

Property, plant and equipment, net	37,317	37,475
Deferred income taxes	3,531	3,531
Other assets	2,923	2,933

Total assets	$137,706	$135,063

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$13,352	$14,694
Income taxes payable	482	0
Other current liabilities	18,914	16,391

Total current liabilities	32,748	31,085

Long-term debt	1,228	1,228
Deferred rent	5,879	6,287
Other liabilities	3,942	4,704

Total liabilities	43,797	43,304

Commitments and contingent liabilities (Note 6)
Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 3,071,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively, excluding 1,357,200 treasury shares	1,107	1,107
Capital surplus	5,271	5,271
Unrealized loss on investments, net of tax	(4)	(6)
Retained earnings	91,288	89,140

	97,662	95,512
Treasury stock, 1,357,200 shares at cost	(3,753)	(3,753)

Total stockholders’ equity	93,909	91,759

Total liabilities and stockholders’ equity	$137,706	$135,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
___________________________________________________________

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

	Thirteen Weeks Ended
	March 31, 2012	April 2, 2011
Sales	$107,227	$104,194
Cost of sales	66,446	63,906

Gross profit	40,781	40,288
Selling, general and administrative expense	34,042	32,926
Loss from exit activity	1,842	0

Operating income	4,897	7,362
Interest and dividend income	45	19
Interest expense	(22)	(22)
Other income (expense), net	0	2,207

Income before income taxes	4,920	9,566
Income tax provision	2,004	3,897

Net income	$2,916	$5,669

Other comprehensive gain, net of tax:
Net unrealized holding gain from available-for-sale securities, net of income tax expense of $1 and $0 for 2012 and 2011, respectively	2	1

Comprehensive income	$2,918	$5,670

Basic and diluted net income per common share	$0.95	$1.79
Basic and diluted weighted average common shares outstanding	3,071,000	3,161,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
___________________________________________________________

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)

	Thirteen Weeks Ended
	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Cash received from customers	$107,981	$104,798
Cash paid to suppliers and employees	(98,199)	(94,639)
Interest and dividends received	287	6
Interest paid	(43)	(43)
Income taxes paid	0	(725)
Cash paid for exit activity	(219)	0

Net cash provided by operating activities	9,807	9,397

Cash flows from investing activities:
Capital expenditures	(1,166)	(569)
Purchases of investments	(41,745)	(26,383)
Sales of investments	22,913	281
Proceeds from the sale of property, plant and equipment	20	2,179

Net cash used in investing activities	(19,978)	(24,492)

Cash flows from financing activities:
Cash dividends paid	(768)	(790)

Net cash used in financing activities	(768)	(790)

Net decrease in cash and cash equivalents	(10,939)	(15,885)
Cash and cash equivalents at beginning of period	30,675	52,591

Cash and cash equivalents at end of period	$19,736	$36,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In Thousands)

	Thirteen Weeks Ended
	March 31, 2012	April 2, 2011
Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$2,916	$5,669

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,265	1,281
Provision for losses on accounts receivable	31	3
Net (gain) loss from the disposal of property, plant and equipment	39	(2,119)
Realized gain on investments, net	0	(78)
Amortization of premium on investments	80	50
Stock appreciation rights compensation expense (income)	(264)	10

Change in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts receivable	893	542
Inventories	2,715	1,804
Other current assets	(157)	105
Other assets	10	14

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	1,037	(909)
Income taxes payable	2,004	3,172
Deferred rent	(408)	(28)
Other liabilities	(354)	(119)

Net cash provided by operating activities	$9,807	$9,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
___________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.        Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements of Arden Group, Inc. (Company) include the accounts of the Company and its direct and indirect wholly-owned subsidiaries.  All intercompany accounts and transactions are eliminated in consolidation.  The Company currently operates 17 full-service supermarkets in Southern California through its wholly-owned subsidiary, Gelson’s Markets (Gelson’s) which carries both perishable and other grocery products.

The accompanying condensed consolidated financial statements for the thirteen weeks ended March 31, 2012 and April 2, 2011 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles in the United States (GAAP) for interim financial information.  These financial statements have not been audited by an independent registered public accounting firm but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) regulations.  Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2011 Annual Report on Form 10-K.  The results of operations for the thirteen week period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 29, 2012.

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

Cost of Sales

Cost of sales includes product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Warehouse and transportation costs include receiving costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center.  Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products for resale.  Advertising costs, net of vendor reimbursements, are expensed as incurred.  Occupancy costs consist of rent, common area charges (where applicable), depreciation and utilities related to Gelson’s operations.  The following table summarizes warehouse, transportation, purchasing, advertising, net of vendor reimbursements, and occupancy costs for the thirteen weeks ended March 31, 2012 and April 2, 2011.

	Thirteen Weeks Ended
(In Thousands)	March 31, 2012	April 2, 2011
Warehouse and transportation	$1,744	$1,636
Purchasing	696	669
Advertising	438	349
Occupancy	5,183	5,417
	$8,061	$8,071

Fair Value Measurements

The fair value of the Company’s financial assets and liabilities which are measured on a recurring basis includes Investments which appear under Assets on the Condensed Consolidated Balance Sheets.  As of March 31, 2012 and December 31, 2011, all of the Company’s investments were valued using Level 1 inputs as the investment portfolio consists of investment securities that are actively traded in the marketplace.  Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures” defines Level 1 inputs as those that are based on quoted prices in active markets for identical assets or liabilities.

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

2.         Multi-Employer Pension and Health Care Plans

The Company contributes to several multi-employer union pension and health care plans, administered by various trustees, in accordance with the provisions of various labor contracts.  Pension and health care costs are generally based on the number of straight-time hours worked and the contribution rate per hour as stipulated in the Company’s various collective bargaining agreements.  Union pension and health care plan expense totaled approximately $5,155,000 and $4,355,000 in the first quarter of 2012 and 2011, respectively.

The Arden Group, Inc. 401(k) Retirement Savings Plan (Plan) covers all nonunion employees of the Company and its subsidiaries who have attained the age of 18 and have completed the applicable service requirement.  The Plan provides that, with certain limitations, an employee with at least one month of service may elect to contribute up to 100% of such employee’s annual compensation to the Plan up to a maximum of $17,000 in 2012 on a tax-deferred basis, in addition to catch up contributions up to a maximum of $5,500 for employees over the age of 50.  Employees are eligible to participate in the Company’s discretionary contributions beginning on January 1 or July 1 following the completion of one year of service.  The Company accrued $96,000 and $97,000 during the first quarter of 2012 and 2011, respectively, for anticipated contributions.

3.         Stock Appreciation Rights

The Company has outstanding stock appreciation rights (SARs) that have been granted to non-employee directors and certain employees.  Each SAR entitles the holder to receive cash upon exercise equal to the excess of the fair market value of a share of the Company’s Class A Common Stock (Class A), as determined in accordance with the SARs agreement, on the date of exercise over the grant price.  All currently outstanding SARs vest 25% each year beginning at the end of the third year and expire seven years from the date of grant.

The fair value of each SAR is estimated on the date of grant and, subsequently, at the end of each reporting period using the Black-Scholes option-pricing model which relies on the use of various highly subjective assumptions.  The assumptions used in the Black-Scholes option-pricing model for the first quarter ended March 31, 2012 were as follows:

Dividend yield	1.09%	-	1.15%
Expected volatility	31.63%	-	36.93%
Risk-free interest rate	.59%	-	1.16%
Expected average term (years)	5.29	-	5.45

SARs compensation expense must be recognized each reporting period for changes in fair value and vesting.  During the first quarter of 2012, the Company reversed $264,000 of SARs compensation expense recognized in prior periods reflecting a decrease in the fair value of SARs during the quarter partially offset by additional vesting.  During the first quarter of 2011, the Company recognized $10,000 of SARs compensation expense.    SARs compensation expense is recorded in Selling, General and Administrative (SG&A) Expense on the Condensed Consolidated Statements of Comprehensive Income.  No SAR units were exercised during the first quarter of 2012.  As of March 31, 2012, assuming no forfeitures or change in the SARs fair value, there was $844,000 of total unrecognized compensation cost related to SARs which is expected to be recognized over a weighted average period of approximately 3.9 years.  As of March 31, 2012, there were 118,500 SARs units outstanding.

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

5.        Exit Activity

Gelson’s closed its store located in Northridge, California after the close of business on February 25, 2012.   Gelson’s decision to close the store was based on the lack of profitability of the Northridge location for the past several years.  Effective March 6, 2012, Gelson’s reached an agreement with the landlord and a third party to assign the lease of the Northridge store to the third party.  Gelson’s rent and all other obligations under the lease agreement ended May 1, 2012.  In accordance with the assignment of the lease, various items of equipment were transferred by Gelson’s to the assignee and Gelson’s paid the assignee a lease assignment fee of $1,850,000 during the second quarter of 2012.  In addition, Gelson’s has incurred other closing costs to transfer excess product and supplies to other Gelson’s locations, to write off product which could not be transferred, to shut down and relocate or write off equipment and to maintain the store until Gelson’s was released from its lease obligation.  Gelson’s estimates that other closing costs will ultimately total in the range of $300,000 to $400,000.   All exit activity costs have been recorded on the Condensed Consolidated Statement of Comprehensive Income for the first quarter of 2012 in the line item titled Loss from Exit Activity and are net of the reversal of a deferred rent liability of $331,000 previously recorded for the Northridge location.  The Condensed Consolidated Balance Sheet as of March 31, 2012 includes a reserve for exit costs of $1,954,000 which reflects the lease assignment fee of $1,850,000 and estimated unpaid closing costs of $104,000.

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

7.        Recent Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).”  This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level three fair value measurements.  This pronouncement was effective for reporting periods beginning on or after December 15, 2011.  The adoption of ASU 2011-04 had no impact on the Company’s consolidated financial position or results of operations.

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

8.        Subsequent Events

On April 20, 2012, the Company paid a regular quarterly cash dividend of $0.25 per share on Class A totaling approximately $768,000 to stockholders of record on March 30, 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company.  Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, other parts of this report and other Company filings are forward-looking statements.  These statements discuss, among other things, future sales, operating results, cash flows and financial condition.  Such statements may be identified by such words as “anticipate,” “expect,” “may,” “believe,” “could,” “estimate,” “project,” “maybe,” “appears,” “intend,” “plan” and similar words or phrases.  Forward-looking statements reflect the Company’s current plans and expectations regarding important risk factors and are based on information currently available to us.  The Company cautions readers that any forward-looking statements contained in this report or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The risks described in the Company’s Annual Report on Form 10-K are not the only risks it faces.  Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material could also have an adverse effect on the Company’s future sales, operating results, cash flows or financial position.  The Company does not undertake any obligation to update forward-looking statements.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities.  Management has established accounting policies that they believe are appropriate in order to reflect the accurate reporting of the Company’s operating results, financial position and cash flows.  The Company applies these accounting policies in a consistent manner.  Management bases their estimates on historical experience, current and expected economic conditions and various other factors that management believes to be reasonable under the circumstances.  These estimates and assumptions form the basis for making judgments about various aspects of the Company’s business, including the carrying values of assets and liabilities that are not readily apparent from other sources.  The Company reevaluates these significant factors and makes adjustments where facts and circumstances dictate.  Future events and their effects cannot be determined with absolute certainty, and therefore actual results may differ from estimates.  As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, management considers its policies on accounting for inventories and cost of sales, impairment of long-lived assets, insurance reserves, vendor allowances and share-based compensation to be the most critical in the preparation of the Company’s financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

Overview

Arden Group, Inc. is a holding company which conducts operations through its first and second tier wholly-owned subsidiaries, Arden-Mayfair, Inc. and Gelson’s, respectively, as well as owning and managing its own real estate through Mayfair Realty, Inc. which is wholly-owned by the Company and Arden-Mayfair, Inc.  As of December 31, 2011, Gelson’s operated 18 full-service supermarkets in Southern California.  As described below, on February 25, 2012, the Gelson’s store in Northridge was closed, reducing the number of supermarkets operated by Gelson’s to 17.

Gelson’s caters to those customers who expect superior quality, service and merchandise selection.  In addition to the customary supermarket offerings, Gelson’s offers specialty items such as imported foods, unusual delicatessen items, prepared foods and organic and natural food products.  Gelson’s stores include the typical service departments such as meat, seafood, service deli, floral, sushi, cheese and bakery.  In addition, some stores offer further services including fresh pizza, coffee bars, self-service hot and cold food cases, gelato bars and carving carts offering cooked meats.

The Company’s management focuses on a number of performance indicators in evaluating financial condition and results of operations.  Same store sales, gross profit and labor costs are some of the key factors that management considers.  Both sales and gross profit are significantly influenced by competition in our trade area.  Gelson’s faces competition from regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson’s), stores specializing in natural and organic foods, specialty and gourmet markets and grocery departments in mass merchandise and club stores.  Weak economic conditions have led to even greater competition in the grocery industry in recent years.  As discretionary income has declined, some consumers have reduced their spending and are making more price conscious decisions which has caused us to compete for fewer customer dollars and has forced us to lower some of our retail prices and offer more promotional discounts as our competitors have also done.

Labor and other related payroll costs are the second largest expense (after product cost) incurred by Gelson’s and thus is a financial measure which is monitored by management.  As of fiscal 2011 year-end, Gelson’s had approximately 1,168 full-time and 966 part-time store, warehouse and office employees.  The majority of Gelson’s employees are members of the United Food & Commercial Workers International Union (UFCW).  Gelson’s previous contract with the UFCW expired on March 6, 2011.  Gelson’s employees who are members of the UFCW ratified a new labor contract in a vote held on October 14, 2011.  The new labor contract, which expires on March 2, 2014, provided for bonuses in lieu of wage increases within 30 days following ratification and again in March 2013 for employees at certain experience levels.  The contract also provided for wage increases for certain classes of employees in March 2012.  The agreement that the three major grocery retailers in our trade area – Vons, Ralphs and Albertsons grocery chains (Majors) - reached with the UFCW in 2007 provided for hourly wage rates based on job classification and experience that, in some cases, were less than those agreed to by Gelson’s.   Since Gelson’s agreed to increase hourly wage rates by the same amount as the Majors in the recent negotiations, Gelson’s continues to pay higher hourly wage rates for some job classifications and experience levels.

The Company contributes to multi-employer health care and pension plan trusts on behalf of its employees who are members of the UFCW.  All employers who participate in the UFCW multi-employer plans are required to contribute at the same hourly rate based on straight-time hours worked in order to fund the plans.  The Company’s health and welfare contribution rate increased effective the beginning of February 2011, September 2011 and March 2012 in accordance with the UFCW collective bargaining agreement.  As a result, average weekly health and welfare expense increased on these dates by approximately $11,000, $28,000 and $15,000, respectively.  An additional health and welfare increase will be effective at the beginning of March 2013.  A one-time surcharge of approximately $136,000 was paid in March 2012 and additional surcharges of $136,000 and $272,000 are also due in March 2013 and February 2014, respectively.  With respect to the pension plan, a rate increase became effective January 2012 resulting in an increase in expense of approximately $5,000 per week.  The increase in health and welfare and pension costs, as well as the labor cost issue discussed above, has negatively impacted the Company’s profitability and will continue to unless the Company is able to offset the increased expense through a combination of sales growth, increased gross margin, reduced labor hours and cost savings in other areas.  In addition, the most recently available certified zone status provided by the pension plan trust indicates that the pension plan was in critical status (less than 65 percent funded) as defined by the Pension Protection Act of 2006 for the year ended March 31, 2010.  A rehabilitation plan has been implemented by the plan trustee which includes a schedule of benefit cuts and contribution rate increases that allows for projected emergence from critical status at the end of the rehabilitation period on March 31, 2024.  However, if the funded status of the plan deteriorates or if the rehabilitation plan is unsuccessful or if any of the participating employers in the plan withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to cover the underfunded liabilities associated with its participants, the Company may be required to make additional contributions which could also negatively impact the Company’s financial condition and results of operations.

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

Gelson’s closed its store located in Northridge, California after the close of business on February 25, 2012.   Gelson’s decision to close the store was based on the lack of profitability of the Northridge location for the past several years.  Effective March 6, 2012, Gelson’s reached an agreement with the landlord and a third party to assign the lease of the Northridge store to the third party.  Gelson’s rent and all other obligations under the lease agreement ended May 1, 2012.  In accordance with the assignment of the lease, various items of equipment were transferred by Gelson’s to the assignee and Gelson’s paid the assignee a lease assignment fee of $1,850,000 during the second quarter of 2012.  In addition, Gelson’s has incurred other closing costs to transfer excess product and supplies to other Gelson’s locations, to write off product which could not be transferred, to shut down and relocate or write off equipment and to maintain the store until Gelson’s was released from its lease obligation.  Gelson’s estimates that other closing costs will ultimately total in the range of $300,000 to $400,000.  All exit activity costs have been recorded on the Condensed Consolidated Statements of Comprehensive Income in the line item titled Loss from Exit Activity and are net of the reversal of a deferred rent liability of $331,000 previously recorded for the Northridge location.  From a cash flow perspective, most of these costs were not paid out until the second quarter of 2012.

Results of Operations

First Quarter Analysis

Same store sales from the Company’s 17 supermarkets (which excludes the Northridge location which was closed February 25, 2012), were $104,527,000 during the first quarter of 2012 compared to $100,822,000 in the first quarter of 2011.  The 3.7% increase in sales is the result of inflation as well as an increase in the number of transactions in the first quarter of 2012 compared to the same period of the prior year.

The Company’s gross profit as a percent of sales was 38.0% in the first quarter of 2012 compared to 38.7% in the same period of 2011.  The decrease in gross profit as a percent of sales reflects an aggressive marketing and retail pricing strategy implemented by the Company in an effort to retain and increase sales.  To a lesser extent, gross profit was negatively impacted by the sale of product at reduced prices just prior to the closing of the Northridge store.  In calculating gross profit, the Company deducts product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense, excluding the Loss from Exit Activity discussed above, as a percent of sales was 31.7% in the first quarter of 2012 compared to 31.6% in the same period of 2011.  The increase in SG&A expense as a percent of sales is due to the increase in the health and welfare and pension contribution rates as discussed above partially offset by a decrease in SARs compensation expense.  In the first quarter of 2012, the Company reversed $264,000 of SARs compensation expense recognized in prior periods due to a decrease in the fair value of SARs since the beginning of the quarter partially offset by additional vesting.  In comparison, the Company recognized $10,000 of SARs compensation expense in the first quarter of 2011.

Other income (expense) in 2011 reflects a gain of approximately $2,129,000 from the sale of an undeveloped parcel of land owned by the Company.

In April 2011, the Company purchased 90,098 shares of its Class A in an unsolicited private transaction which had the effect of reducing weighted average common shares outstanding and increasing basic and diluted net income per common share for the first quarter of 2012 as compared to the first quarter of 2011.

CAPITAL EXPENDITURES/LIQUIDITY

The Company’s current cash position, including short-term investments and net cash provided by operating activities, is the primary source of funds available to meet the Company’s capital expenditure and liquidity requirements.  The Company’s cash position, including short-term investments, at the end of the first quarter of 2012 was $68,904,000.  During the thirteen weeks ended March 31, 2012, the Company generated $9,807,000 of cash from operating activities compared to $9,397,000 in the same period of 2011.

Cash not required for the immediate needs of the Company is temporarily invested in U.S. Treasuries, certificates of deposit, money market funds, commercial paper, mutual funds and corporate and government securities.  The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.

The Company has an unsecured revolving line of credit facility available for standby letters of credit, funding operations and expansion.  The credit agreement provides for borrowings and/or letters of credit up to an aggregate principal amount at any one time of $25,000,000 and expires on June 1, 2014.  There were no outstanding borrowings against the revolving line of credit as of March 31, 2012.  The Company currently maintains four standby letters of credit aggregating $7,994,000 in connection with lease and self-insurance requirements.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of March 31, 2012:

	Contractual Cash Obligations (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

7% Subordinated Income Debentures Due September 2014 Including Interest	$1,443	$86	$1,357	$0	$0
Operating Leases	100,768	10,372	18,505	15,049	56,842

Total Contractual Cash Obligations (1)	$102,211	$10,458	$19,862	$15,049	$56,842

	Other Commercial Commitments (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby Letters of Credit (2)	$7,994	$7,994	$0	$0	$0

(1)	Other Contractual Obligations

The Company had the following other contractual cash obligations at March 31, 2012.  The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments are unknown.

Self-Insurance Reserves
The Company is primarily self-insured for losses related to general and auto liability claims and for all open years prior to July 1, 2006 for workers’ compensation. The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis. Effective July 1, 2006, the Company purchased a fully insured guaranteed cost workers’ compensation insurance policy for losses occurring after June 30, 2006. This policy replaced the high deductible program for workers’ compensation. Liabilities associated with the risks that are retained by the Company under the high deductible programs are estimated, in part, by considering historical claims experience and regression analysis. Accruals are based on undeveloped reported claims and an estimate of claims incurred but not reported. While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims. The Company’s reserve for unpaid and incurred but not reported claims at March 31, 2012 was approximately $2,468,000.

Employment Agreement
Bernard Briskin, Chairman of the Board of Directors, President and Chief Executive Officer of the Company has an employment agreement with the Company that provides for annual retirement compensation for the remainder of his lifetime equal to 25% of his average base salary and bonus earned in the last three fiscal years prior to his retirement. The Company had accrued $1,235,000 under the terms of the employment agreement as of March 31, 2012.

Property, Plant and Equipment Purchases
As of March 31, 2012, management had authorized expenditures on incomplete projects for the purchase and remodel of property, plant and equipment which totaled approximately $1,399,000. The Company has an ongoing program to remodel existing supermarkets and to add new stores. During the first quarter of 2012, capital expenditures were $1,166,000.

(2)	Standby Letters of Credit

The Company’s letters of credit renew automatically each year unless the issuer notifies the Company otherwise.  The amount of each outstanding letter of credit held pursuant to the Company’s workers’ compensation and general and auto liability insurance programs is adjusted annually based upon the outstanding claim reserves as of the renewal date.  Each letter of credit obligation related to insurance will cease when all claims for the particular policy year are closed or the Company negotiates a release.  The amount of another letter of credit related to one of the Company’s leases is adjusted periodically in accordance with the lease.

The Company has a stock repurchase program, authorized by the Board of Directors, to purchase shares of its Class A in the open market or in private transactions from time to time.  The timing, volume and price of purchases are at the discretion of the management of the Company.  In April 2011, the Company purchased and retired 90,098 shares of its Class A for an aggregate purchase price of approximately $6,684,000 in an unsolicited private transaction.   After taking into account this purchase and purchases in prior years, up to 132,806 shares of Class A remain authorized for repurchase.  No stock was repurchased under this program during the first quarter of 2012.

On April 20, 2012, the Company paid a regular quarterly cash dividend of $0.25 per share of Class A totaling approximately $768,000 to stockholders of record as of March 30, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently has no outstanding bank debt or fixture financing.  If the Company should borrow in the future, the Company could then be exposed to market risk related to interest fluctuations.

A change in market prices exposes the Company to market risk related to its investments.  As of March 31, 2012, all investments were classified as available-for-sale securities and totaled $49,168,000.  A hypothetical 10% drop in the market value of these investments would result in a $4,917,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

The Company has employed what it believes to be a conservative investment strategy.  The Company chooses what it believes are low risk investments with high credit, quality institutions.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and the Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.  Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2011 Annual Report on Form 10-K.

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

ARDEN GROUP, INC.
Registrant

Date: May 9, 2012	/s/ LAURA J. NEUMANN
Laura J. Neumann
Chief Financial Officer (Authorized Signatory)