Form 10-Q
period 2012-06-30
ARDEN GROUP INC
filed 2012-08-03
CIK 225051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s class of common stock as of July 31, 2012 was:

3,071,000 shares of Class A Common Stock

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
___________________________________________________________

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Thousands, Except Share and Per Share Data)
	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$12,406	$30,675
Investments	60,332	30,413
Accounts receivable, net of allowance for doubtful accounts, of $210 and $226 as of June 30, 2012 and December 31, 2011, respectively	4,203	4,908
Income taxes receivable	373	1,522
Inventories, net	15,541	19,008
Deferred income taxes	1,453	1,451
Other current assets	2,484	3,147
Total current assets	96,792	91,124
Property, plant and equipment, net	36,593	37,475
Deferred income taxes	3,531	3,531
Other assets	2,920	2,933
Total assets	$139,836	$135,063

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$14,117	$14,694
Income taxes payable	307	0
Other current liabilities	17,060	16,391
Total current liabilities	31,484	31,085
Long-term debt	1,228	1,228
Deferred rent	5,793	6,287
Other liabilities	3,300	4,704
Total liabilities	41,805	43,304
Commitments and contingent liabilities (Note 6)
Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 3,071,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively, excluding 1,357,200 treasury shares	1,107	1,107
Capital surplus	5,271	5,271
Unrealized loss on investments, net of tax	(9)	(6)
Retained earnings	95,415	89,140
	101,784	95,512
Treasury stock, 1,357,200 shares at cost	(3,753)	(3,753)
Total stockholders’ equity	98,031	91,759
Total liabilities and stockholders’ equity	$139,836	$135,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
___________________________________________________________

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(UNAUDITED)

(In Thousands, Except Share and Per Share Data)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Sales	$107,699	$106,080	$214,926	$210,274
Cost of sales	66,772	66,145	133,218	130,051
Gross profit	40,927	39,935	81,708	80,223
Selling, general and administrative expenses	32,627	33,790	66,669	66,716
Loss from exit activity	64	0	1,906	0
Operating income	8,236	6,145	13,133	13,507
Interest and dividend income	46	27	91	46
Interest expense	(21)	(21)	(43)	(43)
Other income (expense), net	0	0	0	2,207
Income before income taxes	8,261	6,151	13,181	15,717
Income tax provision	3,366	2,507	5,370	6,404
Net income	$4,895	$3,644	$7,811	$9,313

Other comprehensive loss, net of tax:
Net unrealized holding loss from available-for-sale securities, net of income tax benefit of $3 and $2 for 2012 and $5 and $5 for 2011, respectively	(5)	(7)	(3)	(6)
Comprehensive income	$4,890	$3,637	$7,808	$9,307

Basic and diluted net income per common share	$1.59	$1.19	$2.54	$2.99
Basic and diluted weighted average common shares outstanding	3,071,000	3,072,980	3,071,000	3,117,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
___________________________________________________________

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)
	Twenty-Six Weeks Ended
	June 30, 2012	July 2, 2011
Cash flows from operating activities:
Cash received from customers	$215,636	$210,430
Cash paid to suppliers and employees	(194,550)	(191,705)
Interest and dividends received	229	180
Interest paid	(43)	(43)
Income taxes paid	(3,914)	(8,891)
Cash paid for exit activity	(2,240)	0
Net cash provided by operating activities	15,118	9,971
Cash flows from investing activities:
Capital expenditures	(1,792)	(1,487)
Purchases of investments	(81,981)	(41,549)
Sales of investments	51,902	14,711
Proceeds from the sale of property, plant and equipment	20	2,180
Net cash used in investing activities	(31,851)	(26,145)
Cash flows from financing activities:
Purchase and retirement of Company stock	0	(6,684)
Cash dividends paid	(1,536)	(1,580)
Net cash used in financing activities	(1,536)	(8,264)
Net decrease in cash and cash equivalents	(18,269)	(24,438)
Cash and cash equivalents at beginning of period	30,675	52,591
Cash and cash equivalents at end of period	$12,406	$28,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In Thousands)
	Twenty-Six Weeks Ended
	June 30, 2012	July 2, 2011
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net income	$7,811	$9,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,523	2,502
Provision for losses on accounts receivable	22	14
Net (gain) loss from the disposal of property, plant and equipment	131	(2,103)
Realized gain on investments, net	0	(78)
Amortization of premium on investments	155	181
Stock appreciation rights compensation expense (income)	(434)	291
Change in assets and liabilities net of effects from noncash investing and financing activities:
(Increase) decrease in assets:
Accounts receivable	683	109
Inventories	3,467	2,365
Other current assets	663	64
Other assets	13	34
Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	(10)	(113)
Income taxes payable	1,456	(2,487)
Deferred rent	(494)	(39)
Other liabilities	(868)	(82)
Net cash provided by operating activities	$15,118	$9,971

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

The accompanying condensed consolidated financial statements for the thirteen and twenty-six weeks ended June 30, 2012 and July 2, 2011 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles in the United States (GAAP) for interim financial information.  These financial statements have not been audited by an independent registered public accounting firm but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) regulations.  Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2011 Annual Report on Form 10-K.  The results of operations for the twenty-six week period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 29, 2012.

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

Cost of Sales

Cost of sales includes product costs (net of discounts and allowances) and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Warehouse and transportation costs include receiving costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center.  Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products for resale.  Advertising costs, net of vendor reimbursements, are expensed as incurred.  Occupancy costs consist of rent, common area charges (where applicable), depreciation and utilities related to Gelson’s operations.  The following table summarizes warehouse, transportation, purchasing, advertising, net of vendor reimbursements, and occupancy costs for the thirteen and twenty-six weeks ended June 30, 2012 and July 2, 2011:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Warehouse and Transportation	$1,708	$1,604	$3,452	$3,270
Purchasing	692	688	1,388	1,357
Advertising	548	537	986	886
Occupancy	5,418	5,605	10,601	10,992
	$8,366	$8,434	$16,427	$16,505

Fair Value Measurements

The fair value of the Company’s financial assets and liabilities which are measured on a recurring basis includes Investments which appear under Assets on the Condensed Consolidated Balance Sheets.  As of June 30, 2012 and December 31, 2011, all of the Company’s investments were valued using Level 1 inputs as the investment portfolio consists of investment securities that are actively traded in the marketplace.  Level 1 inputs are based on quoted prices in active markets for identical assets or liabilities.

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

2.        Multi-Employer Pension and Health Care Plans

The Company contributes to several multi-employer union pension and health care plans, administered by various trustees, in accordance with the provisions of various labor contracts.  Pension and health care costs are generally based on the number of straight-time hours worked and the contribution rate per hour as stipulated in the Company’s various collective bargaining agreements.  Union pension and health care plan expense totaled approximately $5,111,000 and $4,605,000 in the second quarter of 2012 and 2011, respectively.  Contributions were approximately $10,266,000 for the first half of 2012 compared to $8,960,000 in the same period of the prior year.

The Arden Group, Inc. 401(k) Retirement Savings Plan (Plan) covers all nonunion employees of the Company and its subsidiaries who have attained the age of 18 and have completed the applicable service requirement. The Plan provides that, with certain limitations, an employee with at least one month of service may elect to contribute up to 100% of such employee’s annual compensation to the Plan up to a maximum of $17,000 in 2012 on a tax-deferred basis, in addition to catch up contributions up to a maximum of $5,500 for employees over the age of 50.  Employees are eligible to participate in the Company’s discretionary contributions beginning on January 1 or July 1 following the completion of one year of service.  The Company accrued $90,000 and $84,000 during the second quarter of 2012 and 2011, respectively, for anticipated contributions.  The Company accrued $186,000 and $181,000 during the first half of 2012 and 2011, respectively.

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

The fair value of each SAR is estimated on the date of grant and, subsequently, at the end of each reporting period using the Black-Scholes option-pricing model which relies on the use of various highly subjective assumptions.  The assumptions used in the Black-Scholes option-pricing model for the second quarter ended June 30, 2012 were as follows:

Dividend yield	1.1%	-	1.2%
Expected volatility	27.5%	-	37.3%
Risk-free interest rate	.4%	-	.8%
Expected average term (years)	5.29	-	5.45

SARs compensation expense must be recognized each reporting period for changes in fair value and vesting.  During the second quarter of 2012, the Company reversed $170,000 of SARs compensation expense recognized in prior periods reflecting a decrease in the fair value of SARs during the quarter partially offset by additional vesting.  During the second quarter of 2011, the Company recognized $281,000 of SARs compensation expense.  SARs compensation expense is recorded in Selling, General and Administrative (SG&A) Expense on the Condensed Consolidated Statements of Comprehensive Income.  During the first half of 2012, 7,000 SARs units were forfeited and 1,125 SARs units expired.  No SAR units were exercised during the first half of 2012.  As of June 30, 2012, assuming no forfeitures or change in the SARs fair value, there was $543,000 of total unrecognized compensation cost related to SARs which is expected to be recognized over a weighted average period of approximately 3.7 years.  As of June 30, 2012, there were 118,500 SARs units outstanding.

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

5.        Exit Activity

Gelson’s closed its store located in Northridge, California after the close of business on February 25, 2012.  Gelson’s decision to close the store was based on the lack of profitability of the Northridge location for the past several years.  Effective March 6, 2012, Gelson’s reached an agreement with the landlord and a third party to assign the lease of the Northridge store to the third party.  Gelson’s rent and all other obligations under the lease agreement ended May 1, 2012.  In accordance with the assignment of the lease, various items of equipment were transferred by Gelson’s to the assignee and Gelson’s paid the assignee a lease assignment fee of $1,850,000 during the second quarter of 2012 which had been accrued during the first quarter of 2012.  In addition, Gelson’s has incurred other closing costs of approximately $387,000 to transfer excess product and supplies to other Gelson’s locations, to write off product which could not be transferred, to shut down and relocate or write off equipment and to maintain the store until Gelson’s was released from its lease obligation.  All exit activity costs have been recorded on the Condensed Consolidated Statement of Comprehensive Income for the first half of 2012 in the line item titled Loss from Exit Activity and are net of the reversal of a deferred rent liability of $331,000 previously recorded for the Northridge location.

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

8.        Subsequent Events

On July 20, 2012, the Company paid a regular quarterly cash dividend of $0.25 per share on Class A totaling approximately $768,000 to stockholders of record on June 29, 2012.

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

Labor and other related payroll costs are the second largest expense (after product cost) incurred by Gelson’s and thus is a financial measure which is monitored by management.  As of fiscal 2011 year-end, Gelson’s had approximately 1,168 full-time and 966 part-time store, warehouse and office employees.  The majority of Gelson’s employees are members of the United Food & Commercial Workers International Union (UFCW).  Gelson’s current contract with the UFCW, which expires on March 2, 2014, provided for bonuses in lieu of wage increases within 30 days following ratification in October 2011 and again in March 2013 for employees at certain experience levels.  The contract also provided for wage increases for certain classes of employees in March 2012.  The agreement that the three major grocery retailers in our trade area – Vons, Ralphs and Albertsons grocery chains (Majors) – reached with the UFCW provides for hourly wage rates based on job classification and experience that, in some cases, are less than those agreed to by Gelson’s.

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

Gelson’s closed its store located in Northridge, California after the close of business on February 25, 2012.  Gelson’s decision to close the store was based on the lack of profitability of the Northridge location for the past several years.  Effective March 6, 2012, Gelson’s reached an agreement with the landlord and a third party to assign the lease of the Northridge store to the third party.  Gelson’s rent and all other obligations under the lease agreement ended May 1, 2012.  In accordance with the assignment of the lease, various items of equipment were transferred by Gelson’s to the assignee and Gelson’s paid the assignee a lease assignment fee of $1,850,000 during the second quarter of 2012.  In addition, Gelson’s has incurred other closing costs to transfer excess product and supplies to other Gelson’s locations, to write off product which could not be transferred, to shut down and relocate or write off equipment and to maintain the store until Gelson’s was released from its lease obligation.  Other closing costs totaled approximately $387,000.  All exit activity costs have been recorded on the Condensed Consolidated Statement of Comprehensive Income in the line item titled Loss from Exit Activity and are net of the reversal of a deferred rent liability of $331,000 previously recorded for the Northridge location.

Results of Operations

Second Quarter Analysis

Same store sales from the Company’s 17 supermarkets (which excludes the Northridge location which was closed February 25, 2012), were $106,722,000 during the second quarter of 2012 compared to $102,548,000 in the second quarter of 2011.  The 4.1% increase in sales is the result of inflation as well as an increase in the number of transactions in the second quarter of 2012 compared to the same period of the prior year.

The Company’s gross profit as a percent of sales was 38.0% in the second quarter of 2012 compared to 37.6% in the same period of 2011.  The increase in gross profit as a percent of sales reflects a reduction in shrink and a change in sales mix towards higher gross margin items partially offset by the impact of an aggressive marketing and retail pricing strategy implemented by the Company in an effort to retain and increase sales.  In calculating gross profit, the Company deducts product costs (net of discounts and allowances) and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense, excluding the Loss from Exit Activity discussed above, as a percent of sales was 30.3% in the second quarter of 2012 compared to 31.9% in the same period of 2011.  The decrease in SG&A expense as a percent of sales is due to an increase in sales without a comparable increase in expense, as well as the closing of the Northridge location.  In addition, SARs compensation expense decreased, as the Company reversed SARs compensation expense of $170,000 in the second quarter of 2012, due to a decrease in the fair value of SARs since the beginning of the quarter partially offset by additional vesting.  In comparison, the Company recognized $281,000 of SARs compensation expense in the second quarter of 2011.  The decrease in SG&A expense as a percent of sales was partially offset by an increase in the health and welfare and pension contribution rates as discussed above.

In April 2011, the Company purchased 90,098 shares of its Class A for an aggregate purchase price of approximately $6,684,000 in an unsolicited private transaction.

Year-To-Date Analysis

Same store sales from the Company’s 17 supermarkets (which excludes the Northridge location which was closed February 25, 2012), were $211,249,000 during the first half of 2012.  This represents an increase of 3.9% from the same period of the prior year, when sales were $203,370,000.  The increase in sales is the result of inflation as well as an increase in the number of transactions in the first half of 2012 compared to the same period of the prior year.

The Company’s gross profit as a percent of sales was 38.0% in the first half of 2012 compared to 38.2% in the same period of 2011.  In calculating gross profit, the Company deducts product costs (net of discounts and allowances) and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense, excluding the Loss from Exit Activity discussed above, as a percent of sales was 31.0% in the first half of 2012 compared to 31.7% in the same period of 2011.  The decrease in SG&A expense as a percent of sales is due to an increase in sales without a comparable increase in expense, as well as the closing of the Northridge location.  In addition, SARs compensation expense decreased, as the Company reversed SARs compensation expense of $434,000 in the first half of 2012, due to a decrease in the fair value of SARs since the beginning of the year partially offset by additional vesting.  In comparison, the Company recognized $291,000 of SARs compensation expense in the first half of 2011.  The decrease in SG&A expense as a percent of sales was partially offset by an increase in the health and welfare and pension contribution rates as discussed above.

Other income (expense), during the first half of 2011, reflects a gain of approximately $2,129,000 from the sale of an undeveloped parcel of land owned by the Company.

In April 2011, the Company purchased 90,098 shares of its Class A in an unsolicited private transaction which had the effect of reducing weighted average common shares outstanding and increasing basic and diluted net income per common share for the first half of 2012 as compared to the first half of 2011.

CAPITAL EXPENDITURES/LIQUIDITY

The Company’s current cash position, including short-term investments and net cash provided by operating activities, is the primary source of funds available to meet the Company’s capital expenditure and liquidity requirements.  The Company’s cash position, including short-term investments, at the end of the second quarter of 2012 was $72,738,000.  During the twenty-six weeks ended June 30, 2012, the Company generated $15,118,000 of cash from operating activities compared to $9,971,000 in the same period of 2011.  The increase in cash from operating activities reflects a decrease in income taxes paid and an increase in operating income partially offset by the cash payout related to the closing of the Northridge location.

Cash not required for the immediate needs of the Company is temporarily invested in U.S. Treasuries, certificates of deposit, money market funds, commercial paper, mutual funds and corporate and government securities.  The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.

The Company has an unsecured revolving line of credit facility available for standby letters of credit, funding operations and expansion.  The credit agreement provides for borrowings and/or letters of credit up to an aggregate principal amount at any one time of $25,000,000 and expires on June 1, 2014.  There were no outstanding borrowings against the revolving line of credit as of June 30, 2012.  The Company currently maintains four standby letters of credit aggregating $7,994,000 in connection with lease and self-insurance requirements.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of June 30, 2012:

	Contractual Cash Obligations (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

7% Subordinated Income Debentures Due September 2014 Including Interest	$1,443	$86	$1,357	$0	$0
Operating Leases	99,098	10,409	18,887	14,242	55,560
Total Contractual Cash Obligations (1)	$100,541	$10,495	$20,244	$14,242	$55,560

	Other Commercial Commitments (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Standby Letters of Credit (2)	$7,994	$7,994	$0	$0	$0

(1)	Other Contractual Obligations

The Company had the following other contractual cash obligations at June 30, 2012.  The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments are unknown.

Self-Insurance Reserves
The Company is primarily self-insured for losses related to general and auto liability claims and for all open years prior to July 1, 2006 for workers’ compensation.  The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis.  Effective July 1, 2006, the Company purchased a fully insured guaranteed cost workers’ compensation insurance policy for losses occurring after June 30, 2006.  This policy replaced the high deductible program for workers’ compensation.  Liabilities associated with the risks that are retained by the Company under the high deductible programs are estimated, in part, by considering historical claims experience and regression analysis.  Accruals are based on undeveloped reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims.  The Company’s reserve for unpaid and incurred but not reported claims at June 30, 2012 was approximately $2,006,000.

Property, Plant and Equipment Purchases
As of June 30, 2012, management had authorized expenditures on incomplete projects for the purchase and remodel of property, plant and equipment which totaled approximately $2,697,000.  The Company has an ongoing program to remodel existing supermarkets and to add new stores.  During the first half of 2012, capital expenditures were $1,792,000.

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

The Company has a stock repurchase program, authorized by the Board of Directors, to purchase shares of its Class A in the open market or in private transactions from time to time.  The timing, volume and price of purchases are at the discretion of the management of the Company.  In April 2011, the Company purchased and retired 90,098 shares of its Class A for an aggregate purchase price of approximately $6,684,000 in an unsolicited private transaction.  After taking into account this purchase and purchases in prior years, up to 132,806 shares of Class A remain authorized for repurchase.  No stock was repurchased under this program during the first half of 2012.

On July 20, 2012, the Company paid a regular quarterly cash dividend of $0.25 per share of Class A totaling approximately $768,000 to stockholders of record as of June 29, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently has no outstanding bank debt or fixture financing.  If the Company should borrow in the future, the Company could then be exposed to market risk related to interest fluctuations.

A change in market prices exposes the Company to market risk related to its investments.  As of June 30, 2012, all investments were classified as available-for-sale securities and totaled $60,332,000.  A hypothetical 10% drop in the market value of these investments would result in a $6,033,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

The Company has employed what it believes to be a conservative investment strategy.  The Company chooses what it believes are low risk investments with high credit, quality institutions.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and the Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.  Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ARDEN GROUP, INC.
Registrant

Date: August 3, 2012	/s/ LAURA J. NEUMANN
Laura J. Neumann Chief Financial Officer (Authorized Signatory)