Form 10-Q
period 2012-09-29
ARDEN GROUP INC
filed 2012-11-06
CIK 225051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s class of common stock as of November 2, 2012 was:

3,071,000 shares of Class A Common Stock

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

	September 29, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$21,742	$30,675
Investments	54,378	30,413
Accounts receivable, net of allowance for doubtful accounts, of $208 and $226 as of September 29, 2012 and December 31, 2011, respectively	4,639	4,908
Income taxes receivable	0	1,522
Inventories, net	17,081	19,008
Deferred income taxes	1,446	1,451
Other current assets	3,804	3,147
Total current assets	103,090	91,124
Property, plant and equipment, net	36,960	37,475
Deferred income taxes	3,531	3,531
Other assets	2,915	2,933
Total assets	$146,496	$135,063

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$14,466	$14,694
Income taxes payable	1,945	0
Other current liabilities	17,931	16,391
Total current liabilities	34,342	31,085
Long-term debt	1,228	1,228
Deferred rent	5,682	6,287
Other liabilities	2,895	4,704
Total liabilities	44,147	43,304
Commitments and contingent liabilities (Note 6)
Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 3,071,000 shares issued and outstanding as of September 29, 2012 and December 31, 2011, respectively, excluding 1,357,200 treasury shares	1,107	1,107
Capital surplus	5,271	5,271
Unrealized gain (loss) on investments, net of tax	1	(6)
Retained earnings	99,723	89,140
	106,102	95,512
Treasury stock, 1,357,200 shares at cost	(3,753)	(3,753)
Total stockholders’ equity	102,349	91,759
Total liabilities and stockholders’ equity	$146,496	$135,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(UNAUDITED)

(In Thousands, Except Share and Per Share Data)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Sales	$108,150	$104,706	$323,076	$314,980
Cost of sales	66,396	66,049	199,614	196,100
Gross profit	41,754	38,657	123,462	118,880
Selling, general and administrative expenses	33,207	33,011	99,876	99,727
Loss from exit activity	6	0	1,912	0
Operating income	8,541	5,646	21,674	19,153
Interest and dividend income	47	42	138	88
Interest expense	(22)	(14)	(65)	(57)
Other income (expense), net	0	0	0	2,207
Income before income taxes	8,566	5,674	21,747	21,391
Income tax provision	3,491	2,313	8,861	8,717
Net income	$5,075	$3,361	$12,886	$12,674

Other comprehensive gain (loss), net of tax:
Net unrealized holding gain (loss) from available-for-sale securities, net of income tax expense (benefit) of $7 and $5 for 2012 and $4 and $0 for 2011, respectively	10	7	7	1
Comprehensive income	$5,085	$3,368	$12,893	$12,675

Basic and diluted net income per common share	$1.65	$1.09	$4.20	$4.09
Basic and diluted weighted average common shares outstanding	3,071,000	3,071,000	3,071,000	3,101,693

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)
	Thirty-Nine Weeks Ended
	September 29, 2012	October 1, 2011
Cash flows from operating activities:
Cash received from customers	$323,383	$315,379
Cash paid to suppliers and employees	(295,045)	(290,489)
Interest and dividends received	367	411
Interest paid	(86)	(86)
Income taxes paid	(5,394)	(10,891)
Cash paid for exit activity	(2,243)	0
Net cash provided by operating activities	20,982	14,324
Cash flows from investing activities:
Capital expenditures	(3,386)	(2,599)
Purchases of investments	(102,516)	(55,427)
Sales of investments	78,266	24,797
Proceeds from the sale of property, plant and equipment	24	2,187
Net cash used in investing activities	(27,612)	(31,042)
Cash flows from financing activities:
Purchase and retirement of Company stock	0	(6,684)
Cash dividends paid	(2,303)	(2,348)
Net cash used in financing activities	(2,303)	(9,032)
Net decrease in cash and cash equivalents	(8,933)	(25,750)
Cash and cash equivalents at beginning of period	30,675	52,591
Cash and cash equivalents at end of period	$21,742	$26,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In Thousands)

	Thirty-Nine Weeks Ended
	September 29, 2012	October 1, 2011
Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$12,886	$12,674

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,728	3,722
Provision for losses on accounts receivable	31	26
Net (gain) loss from the disposal of property, plant and equipment	149	(2,099)
Realized gain on investments, net	0	(78)
Amortization of premium on investments	297	331
Stock appreciation rights compensation expense (income)	(234)	149

Change in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts receivable	238	212
Inventories	1,927	1,090
Other current assets	(657)	(780)
Other assets	18	39

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	1,145	1,435
Income taxes payable	3,467	(2,174)
Deferred rent	(605)	(49)
Other liabilities	(1,408)	(174)

Net cash provided by operating activities	$20,982	$14,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.       Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements of Arden Group, Inc. (Company or Arden) include the accounts of the Company and its direct and indirect wholly-owned subsidiaries.  All intercompany accounts and transactions are eliminated in consolidation.  The Company currently operates 17 full-service supermarkets in Southern California through its wholly-owned subsidiary, Gelson’s Markets (Gelson’s) which carries both perishable and other grocery products.

The accompanying condensed consolidated financial statements for the thirteen and thirty-nine weeks ended September 29, 2012 and October 1, 2011 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles in the United States (GAAP) for interim financial information.  These financial statements have not been audited by an independent registered public accounting firm but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) regulations.  Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2011 Annual Report on Form 10-K.  The results of operations for the thirty-nine week period ended September 29, 2012 are not necessarily indicative of the results to be expected for the full year ending December 29, 2012.

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

Cost of Sales

Cost of sales includes product costs (net of discounts and allowances) and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Warehouse and transportation costs include receiving costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center.  Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products for resale.  Advertising costs, net of vendor reimbursements, are expensed as incurred.  Occupancy costs consist of rent, common area charges (where applicable), depreciation and utilities related to Gelson’s operations.  The following table summarizes warehouse, transportation, purchasing, advertising, net of vendor reimbursements, and occupancy costs for the thirteen and thirty-nine weeks ended September 29, 2012 and October 1, 2011:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Warehouse and Transportation	$1,849	$1,770	$5,301	$5,040
Purchasing	665	673	2,053	2,030
Advertising	386	608	1,372	1,494
Occupancy	5,614	5,978	16,215	16,970
	$8,514	$9,029	$24,941	$25,534

Fair Value Measurements

The fair value of the Company’s financial assets and liabilities which are measured on a recurring basis includes Investments which appear under Assets on the Condensed Consolidated Balance Sheets.  As of September 29, 2012 and December 31, 2011, all of the Company’s investments were valued using Level 1 inputs as the investment portfolio consists of investment securities that are actively traded in the marketplace.  Level 1 inputs are based on quoted prices in active markets for identical assets or liabilities.

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

2.       Multi-Employer Pension and Health Care Plans

The Company contributes to several multi-employer union pension and health care plans, administered by various trustees, in accordance with the provisions of various labor contracts.  Pension and health care costs are generally based on the number of straight-time hours worked and the contribution rate per hour as stipulated in the Company’s various collective bargaining agreements.  Union pension and health care plan expense totaled approximately $5,117,000 and $4,664,000 in the third quarter of 2012 and 2011, respectively.  Contributions were approximately $15,383,000 for the first nine months of 2012 compared to $13,623,000 in the same period of the prior year.

The Arden Group, Inc. 401(k) Retirement Savings Plan (Plan) covers all nonunion employees of the Company and its subsidiaries who have attained the age of 18 and have completed the applicable service requirement. The Plan provides that, with certain limitations, an employee with at least one month of service may elect to contribute up to 100% of such employee’s annual compensation to the Plan up to a maximum of $17,000 in 2012 on a tax-deferred basis, in addition to catch up contributions up to a maximum of $5,500 for employees over the age of 50.  Employees are eligible to participate in the Company’s discretionary contributions beginning on January 1 or July 1 following the completion of one year of service.  The Company accrued $95,000 and $68,000 during the third quarter of 2012 and 2011, respectively, for anticipated contributions.  The Company accrued $281,000 and $249,000 during the first nine months of 2012 and 2011, respectively.

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

The fair value of each SAR is estimated on the date of grant and, subsequently, at the end of each reporting period using the Black-Scholes option-pricing model which relies on the use of various highly subjective assumptions.  The assumptions used in the Black-Scholes option-pricing model for the third quarter ended September 29, 2012 were as follows:

Dividend yield	.97%	-	1.05%
Expected volatility	25.4%	-	35.5%
Risk-free interest rate	.3%	-	.6%
Expected average term (years)	5.29	-	5.45

SARs compensation expense must be recognized each reporting period for changes in fair value and vesting.  During the third quarter of 2012, the Company recognized $200,000 of SARs compensation expense reflecting an increase in the fair value of SARs during the quarter and additional vesting.  During the third quarter of 2011, the Company reversed $142,000 of SARs compensation expense recognized in prior periods.  SARs compensation expense is recorded in Selling, General and Administrative (SG&A) Expense on the Condensed Consolidated Statements of Comprehensive Income.  During the first nine months of 2012, 7,000 SARs units were forfeited and 1,125 SARs units expired.  No SAR units were exercised during the first nine months of 2012.  As of September 29, 2012, assuming no forfeitures or change in the SARs fair value, there was $570,000 of total unrecognized compensation cost related to SARs which is expected to be recognized over a weighted average period of approximately 3.4 years.  As of September 29, 2012, there were 118,500 SARs units outstanding.

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

5.       Exit Activity

Gelson’s closed its store located in Northridge, California after the close of business on February 25, 2012.  Gelson’s decision to close the store was based on the lack of profitability of the Northridge location for the past several years.  Effective March 6, 2012, Gelson’s reached an agreement with the landlord and a third party to assign the lease of the Northridge store to the third party.  Gelson’s rent and all other obligations under the lease agreement ended May 1, 2012.  In accordance with the assignment of the lease, various items of equipment were transferred by Gelson’s to the assignee and Gelson’s paid the assignee a lease assignment fee of $1,850,000 during the second quarter of 2012.  In addition, Gelson’s has incurred other closing costs of approximately $393,000 to transfer excess product and supplies to other Gelson’s locations, to write off product which could not be transferred, to shut down and relocate or write off equipment and to maintain the store until Gelson’s was released from its lease obligation.  All anticipated exit activity costs have been recorded on the Condensed Consolidated Statement of Comprehensive Income for the first nine months of 2012 in the line item titled Loss from Exit Activity and are net of the reversal of a deferred rent liability of $331,000 previously recorded for the Northridge location.

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

In September 2012, Gelson’s entered into a lease for a supermarket location in Long Beach, California.  The terms of the lease require Gelson’s to extensively remodel the existing store in 2013.

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

8.       Subsequent Events

On October 19, 2012, the Company paid a regular quarterly cash dividend of $0.25 per share on Class A totaling approximately $768,000 to stockholders of record on September 28, 2012.

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

The Company’s management focuses on a number of performance indicators in evaluating financial condition and results of operations.  Same store sales, gross profit and labor costs are some of the key factors that management considers.  Both sales and gross profit are significantly influenced by competition in our trade area.  Gelson’s faces competition from regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson’s), stores specializing in natural and organic foods, specialty and gourmet markets and grocery departments in mass merchandise and club stores.  Weak economic conditions have led to even greater competition in the grocery industry in recent years.  As discretionary income has declined, some consumers have reduced their spending and are making more price conscious decisions which has caused us to compete for fewer customer dollars and offer more promotional discounts as our competitors have also done.

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

The Company contributes to multi-employer health care and pension plan trusts on behalf of its employees who are members of the UFCW.  All employers who participate in the UFCW multi-employer plans are required to contribute at the same hourly rate based on straight-time hours worked in order to fund the plans.  The Company’s health and welfare contribution rate increased effective the beginning of February 2011, September 2011 and March 2012 in accordance with the UFCW collective bargaining agreement.  As a result, average weekly health and welfare expense increased on these dates by approximately $11,000, $28,000 and $15,000, respectively.  An additional health and welfare increase will be effective at the beginning of March 2013.  A one-time surcharge of approximately $136,000 was paid in March 2012 and additional surcharges of $136,000 and $272,000 are also due in March 2013 and February 2014, respectively.  With respect to the pension plan, a rate increase became effective January 2012 resulting in an increase in expense of approximately $5,000 per week.  The increase in health and welfare and pension costs, as well as the labor cost issue discussed above, has negatively impacted the Company’s profitability and will continue to unless the Company is able to continue offsetting the increased expense through a combination of sales growth, increased gross margin, reduced labor hours and cost savings in other areas.  In addition, the most recently available certified zone status provided by the pension plan trust indicates that the pension plan was in critical status (less than 65 percent funded) as defined by the Pension Protection Act of 2006 for the year ended March 31, 2010.  A rehabilitation plan has been implemented by the plan trustee which includes a schedule of benefit cuts and contribution rate increases that allows for projected emergence from critical status at the end of the rehabilitation period on March 31, 2024.  However, if the funded status of the plan deteriorates or if the rehabilitation plan is unsuccessful or if any of the participating employers in the plan withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to cover the underfunded liabilities associated with its participants, the Company may be required to make additional contributions which could also negatively impact the Company’s financial condition and results of operations.

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

Gelson’s closed its store located in Northridge, California after the close of business on February 25, 2012.  Gelson’s decision to close the store was based on the lack of profitability of the Northridge location for the past several years.  Effective March 6, 2012, Gelson’s reached an agreement with the landlord and a third party to assign the lease of the Northridge store to the third party.  Gelson’s rent and all other obligations under the lease agreement ended May 1, 2012.  In accordance with the assignment of the lease, various items of equipment were transferred by Gelson’s to the assignee and Gelson’s paid the assignee a lease assignment fee of $1,850,000 during the second quarter of 2012.  In addition, Gelson’s has incurred other closing costs to transfer excess product and supplies to other Gelson’s locations, to write off product which could not be transferred, to shut down and relocate or write off equipment and to maintain the store until Gelson’s was released from its lease obligation.  Other closing costs totaled approximately $393,000.  All anticipated exit activity costs have been recorded on the Condensed Consolidated Statement of Comprehensive Income in the line item titled Loss from Exit Activity and are net of the reversal of a deferred rent liability of $331,000 previously recorded for the Northridge location.

In September 2012, Gelson’s entered into a lease for a supermarket location in Long Beach, California.  Gelson’s is scheduled to take possession of the property on March 1, 2013.  Gelson’s plans to extensively remodel the site and anticipates opening a new Gelson’s supermarket at that location in late 2013.  The development and actual opening of the location, and the costs of remodeling, are subject to necessary governmental approvals among other things.

Results of Operations

Third Quarter Analysis

Same store sales from the Company’s 17 supermarkets (which excludes the Northridge location which was closed February 25, 2012), were $107,189,000 during the third quarter of 2012 compared to $101,288,000 in the third quarter of 2011.  The 5.8% increase in sales is primarily the result of, among other things, an increase in the number of transactions in the third quarter of 2012 compared to the same period of the prior year.  Sales were also somewhat impacted by the shifting of the Yom Kippur holiday which occurred in the third quarter of 2012 versus the fourth quarter of 2011.

The Company’s gross profit as a percent of sales was 38.6% in the third quarter of 2012 compared to 36.9% in the same period of 2011.  The increase in gross profit as a percent of sales reflects a reduction in shrink and a change in sales mix towards higher gross margin items partially offset by the impact of an aggressive marketing and retail pricing strategy implemented by the Company in an effort to retain and increase sales.  In calculating gross profit, the Company deducts product costs (net of discounts and allowances) and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense as a percent of sales was 30.7% in the third quarter of 2012 compared to 31.5% in the same period of 2011.  The decrease in SG&A expense as a percent of sales is due to an increase in sales without a comparable increase in expense, as well as the closing of the Northridge location partially offset by an increase in the health and welfare and pension contribution rates as discussed above and an increase in SARs compensation expense.  The Company recorded SARs compensation expense of $200,000 in the third quarter of 2012 as the result of an increase in SARs fair value since the beginning of the quarter and additional vesting.   In comparison, during the third quarter of 2011, the Company reversed $142,000 of SARs compensation expense recognized in prior periods.

Year-To-Date Analysis

Same store sales from the Company’s 17 supermarkets (which excludes the Northridge location which was closed February 25, 2012), were $318,438,000 during the first nine months of 2012.  This represents an increase of 4.5% from the same period of the prior year, when sales were $304,657,000.  The increase in sales is the result of inflation as well as an increase in the number of transactions in the first nine months of 2012 compared to the same period of the prior year.

The Company’s gross profit as a percent of sales was 38.2% in the first nine months of 2012 compared to 37.7% in the same period of 2011.  In calculating gross profit, the Company deducts product costs (net of discounts and allowances) and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense, excluding the Loss from Exit Activity discussed above, as a percent of sales was 30.9% in the first nine months of 2012 compared to 31.7% in the same period of 2011.  The decrease in SG&A expense as a percent of sales is due to an increase in sales without a comparable increase in expense, as well as the closing of the Northridge location.  In addition, SARs compensation expense decreased, as the Company reversed SARs compensation expense of $234,000 in the first nine months of 2012 due to a decrease in the fair value of SARs since the beginning of the year partially offset by additional vesting.  In comparison, the Company recognized $149,000 of SARs compensation expense in the first nine months of 2011.  The decrease in SG&A expense as a percent of sales was partially offset by an increase in the health and welfare and pension contribution rates as discussed above.

Other income (expense), during the first nine months of 2011, reflects a gain of approximately $2,129,000 from the sale of an undeveloped parcel of land owned by the Company.

In April 2011, the Company purchased 90,098 shares of its Class A in an unsolicited private transaction which had the effect of reducing weighted average common shares outstanding and increasing basic and diluted net income per common share for the first nine months of 2012 as compared to the first nine months of 2011.

CAPITAL EXPENDITURES/LIQUIDITY

The Company’s current cash position, including short-term investments and net cash provided by operating activities, is the primary source of funds available to meet the Company’s capital expenditure and liquidity requirements.  The Company’s cash position, including short-term investments, at the end of the third quarter of 2012 was $76,120,000.  During the thirty-nine weeks ended September 29, 2012, the Company generated $20,982,000 of cash from operating activities compared to $14,324,000 in the same period of 2011.  The increase in cash from operating activities reflects a decrease in income taxes paid and an increase in operating income partially offset by the cash payout related to the closing of the Northridge location.  Income taxes paid were lower in the first nine months of 2012 compared to the same period of 2011 primarily due to accelerated deductions among other things.

Cash not required for the immediate needs of the Company is temporarily invested in U.S. Treasuries, certificates of deposit, money market funds, commercial paper, mutual funds and corporate and government securities.  The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.  In September 2012, Gelson’s entered into a lease for a Gelson’s supermarket location in Long Beach, California.  Gelson’s plans to extensively remodel the site and anticipates opening a new supermarket at that location in late 2013.

The Company has an unsecured revolving line of credit facility available for standby letters of credit, funding operations and expansion.  The credit agreement provides for borrowings and/or letters of credit up to an aggregate principal amount at any one time of $25,000,000 and expires on June 1, 2014.  There were no outstanding borrowings against the revolving line of credit as of September 29, 2012.  The Company currently maintains four standby letters of credit aggregating $7,644,000 as of October 5, 2012 in connection with lease and self-insurance requirements.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of September 29, 2012:

	Contractual Cash Obligations (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
7% Subordinated Income Debentures Due September 2014 Including Interest	$1,400	$86	$1,314	$0	$0
Operating Leases	115,005	10,483	20,837	17,988	65,697
Total Contractual Cash Obligations (1)	$116,405	$10,569	$22,151	$17,988	$65,697

	Other Commercial Commitments (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Standby Letters of Credit (2)	$7,994	$7,994	$0	$0	$0

(1)	Other Contractual Obligations

The Company had the following other contractual cash obligations at September 29, 2012.  The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments are unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to general and auto liability claims and for all open years prior to July 1, 2006 for workers’ compensation.  The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis.  Effective July 1, 2006, the Company purchased a fully insured guaranteed cost workers’ compensation insurance policy for losses occurring after June 30, 2006.  This policy replaced the high deductible program for workers’ compensation.  Liabilities associated with the risks that are retained by the Company under the high deductible programs are estimated, in part, by considering historical claims experience and regression analysis.  Accruals are based on undeveloped reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims.  The Company’s reserve for unpaid and incurred but not reported claims at September 29, 2012 was approximately $1,391,000.

Property, Plant and Equipment Purchases

The Company has an ongoing program to remodel existing supermarkets and to add new stores.  During the first nine months of 2012, capital expenditures were $3,386,000.  As of September 29, 2012, management had authorized expenditures on incomplete projects for the purchase and remodel of property, plant and equipment which totaled approximately $12,075,000 which includes remodeling expenditures required under our lease agreement for the new store in Long Beach, California, as discussed above.

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

The Company has a stock repurchase program, authorized by the Board of Directors, to purchase shares of its Class A in the open market or in private transactions from time to time.  The timing, volume and price of purchases are at the discretion of the management of the Company.  In April 2011, the Company purchased and retired 90,098 shares of its Class A for an aggregate purchase price of approximately $6,684,000 in an unsolicited private transaction.  After taking into account this purchase and purchases in prior years, up to 132,806 shares of Class A remain authorized for repurchase.  No stock was repurchased under this program during the first nine months of 2012.

On October 19, 2012, the Company paid a regular quarterly cash dividend of $0.25 per share of Class A totaling approximately $768,000 to stockholders of record as of September 28, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently has no outstanding bank debt or fixture financing.  If the Company should borrow in the future, the Company could then be exposed to market risk related to interest fluctuations.

A change in market prices exposes the Company to market risk related to its investments.  As of September 29, 2012, all investments were classified as available-for-sale securities and totaled $54,378,000.  A hypothetical 10% drop in the market value of these investments would result in a $5,438,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

The Company has employed what it believes to be a conservative investment strategy.  The Company chooses what it believes are low risk investments with high credit, quality institutions.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and the Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 29, 2012.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.  Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 29, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.1.3	Certificate of Retirement of Class B Common Stock of Arden Group, Inc. dated August 23, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

ARDEN GROUP, INC.
Registrant

Date: November 6, 2012	/s/ Laura J. Neumann
Laura J. Neumann
Chief Financial Officer (Authorized Signatory)