Form 10-K
period 2012-12-29
ARDEN GROUP INC
filed 2013-03-11
CIK 225051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

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

Large accelerated filer     ☐     Accelerated filer     ☒     Non-accelerated filer     ☐     Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the Class A Common Stock last sold on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $100,489,903.

The number of shares outstanding of the registrant’s class of common stock as of March 1, 2013 was:

3,071,000 shares of Class A Common Stock

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report is incorporated by reference from the Registrant’s definitive Proxy Statement to be filed no later than April 29, 2013.

TABLE OF CONTENTS

Page	PART I
1	Item 1.	Business
4	Item 1A.	Risk Factors
9	Item 1B.	Unresolved Staff Comments
9	Item 2.	Properties
10	Item 3.	Legal Proceedings
10	Item 4.	Mine Safety Disclosures

PART II
11	Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
13	Item 6.	Selected Financial Data
14	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
25	Item 7A.	Quantitative and Qualitative Disclosures about Market Risks
25	Item 8.	Financial Statements and Supplementary Data
26	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
26	Item 9A.	Controls and Procedures
26	Item 9B.	Other Information

PART III
27	Item 10.	Directors, Executive Officers and Corporate Governance
27	Item 11.	Executive Compensation
27	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
27	Item 13.	Certain Relationships, Related Transactions and Director Independence
27	Item 14.	Principal Accountant Fees and Services

PART IV
28	Item 15.	Exhibits and Financial Statement Schedules

29	SIGNATURES

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

Arden is headquartered at 2020 South Central Avenue, Compton, California 90220 and its telephone number is (310) 638-2842.

Market Operations

As of December 29, 2012, Gelson’s operated 17 full-service supermarkets in Southern California, which carry both perishable and dry grocery products.  As described later in this Form 10-K under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation, in September 2012, the Company entered into a lease for a new supermarket location in Long Beach, California which the Company currently anticipates opening in late 2013.  Gelson’s offers a broad selection of local and national brands as well as a limited number of private label items.  Gelson’s targets the consumer who values superior customer service, merchandise, presentation and selection.  Gelson’s also operates a distribution center in the City of Commerce, California.

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

Expansion and Store Development  Management regularly evaluates the feasibility of opening new stores in and outside its existing trade areas and remodeling existing stores in order to maximize the existing stores’ appeal to consumers and their profit potential.  In 2012, capital expenditures totaled $5,734,000.

Advertising and Promotion  Gelson’s advertises on a limited basis in newspapers and through its own newsletter.  In the past, advertising has focused primarily on the promotion of events rather than prices; for example, Gelson’s emphasizes special holiday selections, new products, specialty items, services and recipes.  With the downturn in the economy, the Company redirected more of its advertising to focus on competitive pricing and direct mail of discount coupons as consumers have become more price conscious.  In addition, Gelson’s maintains a website at www.gelsons.com which allows customers to learn more about Gelson’s and to read about food related topics that may be of interest to them.  The website also provides an opportunity for customers to request a newsletter, offer feedback and to shop for selected items online.  The Company reevaluates its strategy regularly in an effort to identify the most effective means of attracting and retaining customers.

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

The bulk of all merchandise purchasing takes place at Gelson’s headquarters in Encino, California.  Approximately 52% of the purchases for 2012 were distributed through the central warehouse; the remainder was delivered directly to the stores from manufacturers, distributors or wholesalers.  The central purchasing and distribution operations are conducted based on electronic in-store ordering systems.  Stores can place and receive orders up to six days per week.  Perishables are ordered more frequently than other goods.

The largest supplier for the stores is Unified Grocers, Inc. (Unified), a grocery wholesale cooperative, which has been a supplier to the Company for approximately 38 years and which accounted for approximately 14% of Gelson’s purchases in fiscal 2012.  No other supplier accounts for more than 4.1% of Gelson’s purchases.  The Company believes that there would be a negative short-term impact if the Company were to lose Unified as a supplier for Gelson’s, but that such impact could possibly be mitigated by a combination of events, which could include purchasing certain items for direct store delivery and purchasing some products through other wholesalers.  However, such a loss could have a short-term adverse effect on the performance of Gelson’s.

Employees

Gelson’s had approximately 1,135 full-time and 953 part-time store, warehouse and office employees as of December 29, 2012.  Most Gelson’s employees are covered by union collective bargaining agreements that establish rates of pay, benefits, work rules and procedures for the orderly settlement of disputes.  In general, these agreements have been negotiated on a local industry-wide basis.

In addition to employees at Gelson’s, Arden-Mayfair had approximately 63 employees at its executive and headquarters offices as of December 29, 2012, some of whom are covered by a collective bargaining agreement.

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

Changes in Economic, Political or Social Conditions

Our profitability may be impacted by both national and local economic conditions, particularly in Southern California.  Changes in economic conditions such as recessionary cycles, increased levels of unemployment, higher consumer debt levels, inflation, higher interest rates, higher income, payroll and sales tax rates and increased energy costs may result in reduced consumer spending or influence our customers to shift their spending to our lower-priced competitors.  The state of the economy, including its impact on the unemployment rate, the financial markets and the real estate markets, as well as the effects of budget uncertainties both nationally and in California, have and may continue to influence consumer spending patterns in the future.  In addition, current market conditions have continued to limit the amount that the Company can charge for its products and the Company has continued to emphasize price specials and discount coupons in its advertising.  If the Company’s sales volume decreases or if the Company is unable to pass increased costs on to its customers, profit margins may be negatively affected.  In addition, our business may be subject to interruption from acts of terrorism, national emergencies or natural disasters.

Competition in the Grocery Business

The retail grocery business is intensely competitive with respect to price, food quality and selection, service and location.  The Company is in direct competition with numerous local outlets of regional and national supermarket chains, independent grocery stores, convenience stores, specialty and gourmet markets and food and grocery departments in mass merchandise and club stores.  There are a number of well established competitors with substantially greater financial, marketing and other resources than ours, many of which are also nonunion.  The Company frequently faces the opening of a new or remodeled competitor’s store in its trade area.  Consequently, the Company also must continually maintain its existing stores in order to retain their appeal.  An inability to successfully compete with other grocery retailers in our trade areas would prevent us from increasing or sustaining our revenues and profitability.

Opening & Remodeling Stores

In order to remain competitive, the Company regularly remodels its stores and looks for opportunities to open new locations.  While the Company puts considerable effort into identifying all of the costs and issues prior to the opening or remodeling of a store, the Company may encounter unforeseen circumstances which may result in delays and an unanticipated increase in related costs.  The Company’s projects could be negatively impacted by a number of issues ranging from construction overruns, governmental approvals, time delays, environmental, labor and supply issues, among other problems, during the construction or remodel of a store.  In addition, remodeling or opening of a new location may not result in the level of sales increase and profitability anticipated by management.

Food and Drug Safety Concerns

There is increasing governmental scrutiny and public awareness regarding food and drug safety.  The Company could be adversely affected if consumers lose confidence in the safety and quality of the Company’s food and drug products.  Any events that give rise to actual or potential food contamination, drug contamination, environmental claims or food-borne illness could result in product liability claims and a loss of consumer confidence.  In addition, adverse publicity about these types of concerns whether valid or not, may discourage consumers from buying the Company’s products or cause production and delivery disruptions, which could have an adverse effect on the Company’s sales and results of operations.

New Labor Contracts and Labor Stoppages

The majority of our employees belong to unions with which we have labor agreements which establish rates of pay, benefits, work rules and procedures for the orderly settlement of disputes.  In order to continue to attract and retain quality personnel, we may accept terms that increase our operating costs which, in turn, may negatively impact our profitability.  If contract negotiations for future union contract renewals are not successful, the union could recommend that our employees vote to strike our stores, distribution center and offices.

The majority of Gelson’s employees are members of the United Food & Commercial Workers International Union (UFCW).  In September 2011, the UFCW completed negotiation of a new contract with the three major grocery retailers in our trade area – Vons, Ralphs and Albertsons grocery chains (Majors).  The wage rates agreed to by these three competitors were somewhat less than the Company agreed to for certain job classifications and experience levels during our UFCW negotiations which were completed in October 2011.  This could affect our ability to compete with grocery retailers whose labor costs are less than our own.  Our contract with the UFCW expires March 2, 2014, the same as the Majors’ contract.

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

The Company also contributes to several multi-employer union health care plans in accordance with the Company’s various collective bargaining agreements.  All employers who participate in a multi-employer plan are required to contribute at the same hourly rate based on straight-time hours worked in order to fund the plan.  The Company’s contributions under the UFCW health care plan are scheduled to increase every March through the term of the current agreement which expires on March 2, 2014.  Contributions to the UFCW health care plan have increased substantially in recent years.  The same issues that impact the cost of providing health care to our non-union employees, as discussed above, may also impact the cost of providing health care to our union employees.

The Company participates in various multi-employer union pension plans.  Adverse economic and financial market developments have significantly impacted the funded status of pension plans on a worldwide basis in recent years.  Currently, the Company’s contributions under the UFCW pension plan are already established in accordance with the terms of the current agreement which expires on March 8, 2014.  However, the most recently available certified zone status provided by the plan trust indicates that the plan was in critical status as defined by the Pension Protection Act of 2006 for the year ended March 31, 2011.  A rehabilitation plan has been implemented and includes a schedule of benefit cuts and contribution rate increases that allows for projected emergence from critical status at the end of the rehabilitation period on March 31, 2024.  If the funded status of the plan deteriorates or if the rehabilitation plan is unsuccessful or if any of the participating employers in the plans withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to cover the underfunded liabilities associated with its participants, the Company may be required to make additional contributions in the future.  Each of these scenarios, as well as those discussed above relative to health care, would negatively impact the Company’s financial condition and results of operations.

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

Availability and Retention of Retail Space

We currently lease the majority of our store locations.  Typically, our supermarket leases have initial 20 year lease terms and may include options for up to an additional 20 years.  The average term remaining on our supermarket leases, including renewal options, is approximately 17 years.  Our revenues and profitability could be negatively impacted if we are unable to renew any of these leases at reasonable rates.

Our continued growth depends to a significant degree on our ability to open or acquire new stores in existing and new trade areas and to operate these stores successfully.  Our expansion strategy is dependent on finding suitable locations, and we face intense competition from other retailers for such sites.  We may not be able to find suitable locations that meet our demographic and operational requirements at a reasonable cost.  The most recent opening of a Gelson’s store occurred in September 2001 when the Company opened its location in Pasadena, California.  In September 2012, the Company entered into a lease for a new supermarket location in Long Beach, California which the Company currently anticipates opening in late 2013.

The Ability of our Vendors to Supply Products and Services in a Timely Manner

Our business is dependent on our ability to purchase products from a large wholesaler and numerous smaller vendors in a timely manner and at competitive prices.  The largest supplier for our stores is Unified, a grocery wholesale cooperative, which has provided product for our stores for approximately 38 years.  We currently procure approximately 14% of our product from Unified.  Any disruption in the business of Unified or any of our other principal suppliers could negatively impact our sales and profitability on a short-term basis.  Even where we have access to alternative sources of supply, the failure of a major supplier to fulfill our orders could temporarily disrupt store level merchandise selection.

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

Information Technology Systems

Our business is increasingly dependent on information technology systems that are complex and critical to continuing operations.  If we were to experience difficulties maintaining or updating existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations.

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

Item 1B.                Unresolved Staff Comments

None.

Item 2.                   Properties

The Company’s wholly-owned subsidiary, Mayfair Realty, currently owns two freestanding Gelson’s supermarket properties and a shopping center in which a Gelson’s Market is located.  The shopping center owned by Mayfair Realty, located in Calabasas, California, consists of approximately 58,000 leasable square feet, approximately 18,000 square feet of which is leased to various tenants and approximately 40,000 square feet of which is leased to Gelson’s.  The remaining 14 supermarkets and the warehouse and distribution facilities which service the markets are leased from third parties.  In September 2012, the Company entered into a lease for a new supermarket location in Long Beach, California which the Company currently anticipates opening in late 2013.  Gelson’s corporate offices in Encino, California and the Company’s executive office in Beverly Hills, California are also leased from third parties.  Typically, supermarkets have initial 20 year lease terms and may include options for up to an additional 20 years.  These leases often require the payment of percentage rent on sales in excess of certain levels in addition to minimum rent.  The average term remaining on Gelson’s supermarket leases, including renewal options, is approximately 17 years.  The Gelson’s supermarkets range in size from approximately 18,000 to 40,000 square feet.  Gelson’s warehouse and distribution facilities in the City of Commerce, California are leased and contain approximately 127,000 square feet and the term of that lease, including renewal options, expires in June 2026.  Mayfair Realty also owns a 30,000 square foot office building in Compton, California which serves as the Company’s headquarters.  The Company also owns (through Mayfair Realty) or leases several parcels adjacent to or near its stores which are used for additional parking.

Item 3.                   Legal Proceedings

The Company and certain of its subsidiaries are involved in a number of pending legal and/or administrative proceedings.  Such proceedings are not expected individually or in the aggregate to have a material adverse impact upon either the Company’s consolidated financial position, results of operations or cash flows.  See the discussion of Commitments and Contingent Liabilities in Note 17 of Notes to Consolidated Financial Statements.

Item 4.                   Mine Safety Disclosures

Not applicable.

PART II

Item 5.                   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
The Company’s Class A is traded in the NASDAQ Global Market under the symbol ARDNA.  During the past two years, the range of high and low sales prices for each quarterly period was, according to NASDAQ, the following:

	2012		2011
	High	Low	High	Low

1st Quarter	$92.55	$83.00	$84.96	$74.15
2nd Quarter	92.00	79.76	94.36	74.15
3rd Quarter	98.00	82.60	97.46	74.08
4th Quarter	113.90	84.17	96.64	75.91

(b)
As of December 29, 2012, there were 709 holders of record of the Company’s Class A, with aggregate holdings of 3,071,000 shares of Class A.  This does not include 1,357,200 shares of the Company’s Class A owned by AMG Holdings, Inc., a wholly-owned second-tier subsidiary of the Company.

(c)
The Company declared regular quarterly dividends of $0.25 per share of Class A during fiscal 2012 and 2011.  The Company currently anticipates payment of comparable Class A quarterly dividends in future quarters.

On November 20, 2012, the Company’s Board of Directors declared a special cash dividend of twenty dollars ($20) per share on its outstanding Class A payable on December 18, 2012 to stockholders of record at the close of business on December 3, 2012.  The aggregate amount of the special dividend was approximately $61,420,000.

Stock Performance Chart

The following graph compares the cumulative stockholder return on the Company’s Class A with the cumulative total return of the S&P 500 Index and the S&P Food Retail Index for the five-year period ending December 31, 2012.  The graph assumes that $100 was invested on December 31, 2007, in the Class A and in each of the above-mentioned indices with all dividends reinvested.  The information presented in the graph was obtained by the Company from outside sources it considers to be reliable but has not been independently verified by the Company.

Comparison of Five-Year Cumulative Total Return
$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Arden Group, Inc.
S&P 500 Index
S&P Food Retail Index

	12/07	12/08	12/09	12/10	12/11	12/12
Arden Group, Inc.	100.00	104.62	79.49	69.35	76.56	93.19
S&P 500 Index	100.00	64.55	79.14	91.06	92.98	106.07
S&P Food Retail Index	100.00	70.65	65.01	76.47	85.55	94.61

Item 6.                   Selected Financial Data

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

(In Thousands, Except Share and Per Share Data)

All years are 52 weeks except 2008 which is 53 weeks.

	2012	2011	2010	2009	2008
Operations for the Year:
Sales (1)	$439,038	$429,483	$417,065	$431,170	$479,117
Gross profit	167,874	160,939	159,559	166,239	184,500
Operating income	31,575	26,122	30,143	36,036	40,319
Other income (expense), net	84	2,301	188	253	1,188
Income tax provision	12,740	11,418	12,246	14,665	16,840
Net income	$18,919	$17,005	$18,085	$21,624	$24,667

Net income per common share:
Basic and diluted	$6.16	$5.50	$5.72	$6.84	$7.80

Financial Position at Year-End:
Total assets	$90,047	$135,063	$127,884	$115,097	$99,810
Working capital	14,334	60,039	51,062	33,925	13,847
Long-term debt	1,228	1,228	1,228	1,228	1,228
Stockholders’ equity	46,194	91,759	84,527	69,610	51,160
Capital expenditures	5,734	4,292	2,597	2,890	5,159

Other Operating and Financial Data:
Number of stores at end of fiscal year	17	18	18	18	18
Sales increase (decrease) (1):
Total stores	2.3%	3.0%	(3.1%)	(10.1%)	(1.4%)
Same stores	4.3%	3.0%	(3.1%)	(10.1%)	(1.4%)
Depreciation and amortization	$4,953	$4,975	$5,307	$5,599	$6,110
Regular dividends declared per common share	$1.00	$1.00	$1.00	$1.00	$1.00
Special dividend declared per common share	$20.00				$25.00
Weighted average common shares outstanding:
Basic and diluted	3,071,000	3,094,020	3,161,098	3,161,098	3,161,098

(1)
Same store sales increases or decreases are calculated by comparing year-over-year sales for stores that were open in both years.  If a store was not open for the entire year in both years being compared, then the store is not included in the same store analysis.  No stores were opened during any of the periods presented.  The Northridge store was closed on February 25, 2012, and therefore, is excluded from the same store sales calculation for 2012.  Fiscal 2008 was a 53-week year.  No adjustment was made to remove the additional week for comparison purposes.  Store sales used to calculate sales increases or decreases, above, do not include revenue from leases, subleases, licensing arrangements and finance charges and, therefore, may not agree to total year-over-year sales increases or decreases as disclosed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Arden is a holding company which conducts operations through its first and second tier wholly-owned subsidiaries, Arden-Mayfair and Gelson’s, respectively, as well as owning and managing its owned real estate through Mayfair Realty which is wholly-owned by the Company and Arden-Mayfair.  As of December 29, 2012, Gelson’s operated 17 full-service supermarkets in Southern California.  As described below, on February 25, 2012, the Gelson’s store in Northridge was closed.  Gelson’s caters to those customers who expect superior quality, service and merchandise selection.  In addition to the customary supermarket offerings, Gelson’s offers specialty items such as imported foods, unusual delicatessen items, prepared foods and organic and natural food products.  Gelson’s stores include the typical service departments such as meat, seafood, service deli, floral, sushi, cheese and bakery.  In addition, some stores offer further services including fresh pizza, coffee bars, self-service hot and cold food cases, gelato bars and carving carts offering cooked poultry and meats.

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

Labor and other related payroll costs are the second largest expense (after product cost) incurred by Gelson’s, and thus is a financial measure which is monitored by management.  As of the fiscal 2012 year-end, Gelson’s had approximately 1,135 full-time and 953 part-time store, warehouse and office employees.  The majority of Gelson’s employees are members of the UFCW.  Gelson’s current contract with the UFCW, which expires on March 2, 2014 provided for bonuses in lieu of wage increases within 30 days following ratification in October 2011 and again in March 2013 for employees at certain experience levels.  The contract also provided for wage increases for certain classes of employees in March 2012.  The agreement that the Majors reached with the UFCW in 2007 provided for hourly wage rates based on job classification and experience that, in some cases, were less than those agreed to by Gelson’s.  Since Gelson’s agreed to increase hourly wage rates by the same amount as the Majors in the recent negotiations, Gelson’s continues to pay higher hourly wages rates for some job classifications and experience levels.  In addition, certain of the Company’s warehouse and office employees are members of the International Brotherhood of Teamsters (Teamsters Union).  The Company’s contract with the Teamsters Union was renewed in 2010 for a five-year period expiring September 20, 2015 on terms similar to those reached by the major retailers and wholesaler in our trade area.

The Company contributes to multi-employer health care and pension plan trusts on behalf of its employees who are members of the UFCW.  All employers who participate in the UFCW multi-employer plans are required to contribute at the same hourly rate based on straight-time hours worked in order to fund the plans.  The Company’s health and welfare contribution rate increased effective the beginning of March 2010, February 2011, September 2011 and March 2012 in accordance with the UFCW collective bargaining agreement.  As a result, average weekly health and welfare expense increased on these dates by approximately $74,000, $11,000, $28,000 and $15,000, respectively.  An additional health and welfare increase of approximately $15,000 per week became effective at the beginning of March 2013.  One-time surcharges of approximately $136,000, $136,000 and $272,000 were also paid or are due in March 2012, March 2013 and February 2014, respectively.  With respect to the pension plan, the Company’s contribution rate increased effective the beginning of January 2012 and October 2012 increasing average weekly expense by approximately $5,000 with each increase.  The pension contribution rate is scheduled to increase again at the beginning of October 2013 and is expected once again to increase expense by approximately $5,000 per week.  The increase in health and welfare and pension costs, as well as the labor cost issue discussed above, has negatively impacted the Company’s profitability and will continue to unless the Company is able to offset the increased expense through a combination of sales growth, increased gross margin, reduced labor hours and cost savings in other areas.  In addition, the most recently available certified zone status provided by the pension plan trust indicates that the pension plan was in critical status as defined by the Pension Protection Act of 2006 for the year ended March 31, 2011.  A rehabilitation plan has been implemented by the plan trustee which includes a schedule of benefit cuts and contribution rate increases that allows for projected emergence from critical status at the end of the rehabilitation period on March 31, 2024.  However, if the funded status of the plan deteriorates or if the rehabilitation plan is unsuccessful or if any of the participating employers in the plan withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to cover the underfunded liabilities associated with its participants, the Company may be required to make additional contributions which could also negatively impact the Company’s financial condition and results of operations.

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

On November 20, 2012, the Company’s Board of Directors declared a special cash dividend of twenty dollars ($20) per share on its outstanding Class A payable on December 18, 2012 to stockholders of record at the close of business on December 3, 2012.  The aggregate amount of the special dividend was approximately $61,420,000.  The Board of Directors also approved a $20 antidilution adjustment reducing the exercise price of all outstanding SARs issued prior to November 20, 2012 to account for the anticipated effect of the special dividend on the Company’s Class A share price.

Gelson’s closed its store located in Northridge, California after the close of business on February 25, 2012.  Gelson’s decision to close the store was based on the lack of profitability of the Northridge location for the past several years.  Effective March 6, 2012, Gelson’s reached an agreement with the landlord and a third party to assign the lease of the Northridge store to the third party.  Gelson’s rent and all other obligations under the lease agreement ended May 1, 2012.  In accordance with the assignment of the lease, various items of equipment were transferred by Gelson’s to the assignee and Gelson’s paid the assignee a lease assignment fee of $1,850,000 during the second quarter of 2012.  In addition, Gelson’s incurred other closing costs to transfer excess product and supplies to other Gelson’s locations, to write off product which could not be transferred, to shut down and relocate or write off equipment and to maintain the store until Gelson’s was released from its lease obligation.  Other closing costs totaled approximately $393,000.  All anticipated exit activity costs have been recorded on the Consolidated Statement of Comprehensive Income in the line item titled Loss from Exit Activity and are net of the reversal of a deferred rent liability of $331,000 previously recorded for the Northridge location.

In September 2012, Gelson’s entered into a lease for a supermarket location in Long Beach, California.  Gelson’s took possession of the property on March 1, 2013.  Gelson’s plans to extensively remodel the site and currently anticipates opening a new Gelson’s supermarket at that location in late 2013.  The development and actual opening of the location, and the costs of remodeling, are subject to necessary governmental approvals among other things.

Results of Operations

2012 Compared to 2011

Total sales, including revenue from licensing arrangements, subleases, leases and finance charges, were $439,038,000 in 2012.  This represents an increase of 2.2% from 2011, when sales were $429,483,000.  Same store sales from the Company’s 17 supermarkets (which excludes the Northridge location which was closed February 25, 2012), were $433,279,000 during 2012 compared to $415,286,000 in 2011.  The 4.3% increase in same store sales is partially the result of an increase in the number of transactions and inflation, and reflects improvement in the economic environment in our local trade area despite intense competition and cautious consumer purchasing behavior.

The Company’s gross profit as a percent of sales was 38.2% in 2012 compared to 37.5% in 2011.  The increase in gross profit as a percent of sales reflects a reduction in shrink and a change in sales mix towards higher gross margin items partially offset by the impact of an aggressive marketing and retail pricing strategy implemented by the Company in an effort to retain and increase sales.  In calculating gross profit, the Company deducts product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as selling, general and administrative (SG&A) expense.

SG&A expense, excluding the Loss from Exit Activity discussed above, as a percent of sales was 30.6% in 2012 compared to 31.4% in 2011.  The decrease in SG&A expense as a percent of sales is due to an increase in sales without a comparable increase in expense, as well as the closing of the Northridge location partially offset by an increase in the health and welfare and pension contribution rates as discussed above.

The Company contributes to several multi-employer union pension and health care plans.  Pension and health care payments are determined based on straight-time hours worked and the contribution rate as stipulated in the Company’s various collective bargaining agreements.  The Company recognized union pension expense of $4,920,000 in 2012 compared to $4,572,000 in 2011.  Union health care expense was $15,546,000 in 2012 compared to $13,849,000 in 2011.  Health care and pension costs increased due to higher contribution rates as discussed above.

Authoritative guidance requires the Company to measure and recognize compensation expense based on the fair value of SARs.  The fair value must be remeasured each reporting period until the award is settled and compensation expense must be recognized or reversed each reporting period to reflect changes in fair value and vesting.  In 2012, the Company recognized $423,000 of SARs compensation expense compared to $488,000 in 2011.  Compensation expense is included in SG&A expense on the Consolidated Statements of Comprehensive Income.  As of December 29, 2012, assuming no change in the SARs fair value, there was approximately $1,306,000 of total unrecognized compensation cost related to outstanding SARs which is expected to be recognized over a weighted average period of 3.7 years.  The total intrinsic value of SARs exercised during 2012 and 2011 was $0.  Intrinsic value represents the amount by which the fair value of SARs exceeds the grant price.

During 2012, the Company procured approximately 14% of its product through Unified, a grocery wholesale cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits in order to purchase product from the cooperative.  As of December 29, 2012, the Company had approximately $1,360,000 on deposit with Unified, in addition to approximately $694,000 related to ownership of equity shares in Unified.  There is no established public trading market for Unified’s shares and the Company accounts for its investment under the cost method.  In 2012 and 2011, the Company recorded approximately $8,700 and $7,200, respectively, in patronage dividend income received from Unified in cash as a reduction of cost of sales.

Interest and dividend income, net of interest expense, was $84,000 in 2012 compared to $58,000 for 2011.  The increase is due to higher levels of cash available for investment partially offset by lower rates of return in 2012 compared to the prior year.  The Company anticipates that interest income will be lower in 2013 due to a reduction in cash available for investment as a result of the special dividend.  Other income (expense) in 2011 reflects a gain of approximately $2,129,000 from the sale of an undeveloped parcel of land owned by the Company.

2011 Compared to 2010

Sales from the Company’s 18 supermarkets operated in 2011 and 2010 (all of which are located in Southern California), including revenue from licensing arrangements, subleases, leases and finance charges, were $429,483,000 in 2011.  This represents an increase of 3.0% from 2010, when sales were $417,065,000.  Sales were positively impacted by inflation as well as an increase in the number of transactions in 2011 compared to 2010.  Increased sales reflect improvement in the economic environment in our local trade areas despite intense competition and cautious consumer purchasing behavior.

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

SG&A expense as a percent of sales was 31.4% in 2011 compared to 31.0% in 2010.  The increase in SG&A expense as a percent of sales is partially due to the increase in the health and welfare contribution rate as discussed above, as well as a UFCW ratification bonus paid in November 2011 and an increase in SARs compensation expense.  In 2011, the Company recognized $488,000 of SARs compensation expense due to an increase in the fair value of SARs since the beginning of the year and additional vesting.  In comparison, during 2010, the Company reversed $394,000 of SARs compensation expense recognized in prior periods.  In addition, fiscal 2010 reflects a gain of $570,000 from the early termination of a lease by the landlord of a property that was being leased by AMG Holdings, Inc., a wholly-owned subsidiary of Arden-Mayfair.

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

Liquidity and Capital Resources

The Company’s current cash position, including investments and net cash provided by operating activities, are the primary sources of funds available to meet the Company’s capital expenditure and liquidity requirements.  The Company’s cash position, including investments, at December 29, 2012 was $17,796,000.  The Company’s cash position was reduced by approximately $61,420,000 on December 18, 2012 when the Company paid a special cash dividend of twenty dollars ($20) per share on the Company’s Class A.  Cash not required for the immediate needs of the Company is temporarily invested in U.S. Treasuries, certificates of deposit, money market funds, commercial paper, mutual funds and corporate and government securities.  The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.  In September 2012, Gelson’s entered into a lease for a Gelson’s supermarket location in Long Beach, California.  Gelson’s plans to extensively remodel the site and currently anticipates opening a new supermarket at that location in late 2013.

The Company has an unsecured revolving line of credit facility available for standby letters of credit, funding operations and expansion.  The credit agreement provides for borrowings and/or letters of credit up to an aggregate principal amount at any one time of $25,000,000 and expires on June 1, 2014.  There were no outstanding borrowings against the revolving line of credit as of December 29, 2012.  The Company currently maintains four standby letters of credit aggregating $7,644,000 as of December 29, 2012 in connection with lease and self-insurance requirements.

The Company’s working capital was $14,334,000 as of December 29, 2012 compared to $60,039,000 as of December 31, 2011.  The decline in working capital resulted from the special dividend paid in December 2012 as discussed above.  The Company believes that its current working capital, as well as future cash flow, is sufficient to meet its ongoing needs during fiscal 2013.  Net cash provided by operating activities during fiscal 2012 totaled $27,259,000 compared to $18,368,000 in the same period of 2011.  The increase in net cash provided by operating activities most notably reflects an increase in net income plus non-cash expenses and a decrease in income taxes paid compared to the prior year.

Net cash provided by investing activities was $22,594,000 in 2012.  Investing activities included a net sale of investments of $28,304,000 and proceeds received from the sale of property, plant and equipment of $24,000 partially offset by capital expenditures of $5,734,000.  Net cash used in financing activities consisted solely of dividends, both regular and special, paid during 2012 totaling $64,491,000.

The Company’s current ratio was 1.43 as of December 29, 2012 compared to 2.93 as of December 31, 2011.  The Company’s total liabilities to equity ratio increased to .95 as of December 29, 2012 from .47 as of December 31, 2011.  Each of these ratios was significantly impacted by the payment of the special dividend totaling $61,420,000 as discussed above.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of December 29, 2012:

	Contractual Cash Obligations (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
7% Subordinated Income Debentures
Due September 2014 Including Interest	$1,400	$86	$1,314	$0	$0

Operating Leases	117,006	10,931	22,070	19,482	64,523

Total Contractual Cash Obligations (1)	$118,406	$11,017	$23,384	$19,482	$64,523

	Other Commercial Commitments (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Standby Letters of Credit (2)	$7,644	$7,644	$0	$0	$0

(1)
Other Contractual Cash Obligations

The Company had the following other contractual cash obligations at December 29, 2012.  The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments is unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to general and auto liability claims and for all open years prior to July 1, 2006 for workers’ compensation.  The Company maintains stop-loss insurance coverage to limit its loss exposure on a per claim basis.  Effective July 1, 2006, the Company purchased a fully insured guaranteed cost workers’ compensation insurance policy for losses occurring after June 30, 2006.  This policy replaced the high deductible program for workers’ compensation.  Liabilities associated with the risks that are retained by the Company under the high deductible programs are estimated, in part, by considering historical claims experience and regression analysis.  Accruals are based on undeveloped reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims.  The Company’s liability reserve for unpaid and incurred but not reported claims at December 29, 2012 was approximately $1,967,000.

Employment Agreement

Bernard Briskin, Chairman of the Board of Directors, President and Chief Executive Officer of the Company has an employment agreement with the Company that provides for annual retirement compensation for the remainder of his lifetime equal to 25% of his average base salary and bonus earned in the last three fiscal years prior to his retirement.  The Company had accrued $1,244,000 under the terms of the employment agreement as of December 29, 2012.  Over the past four years (2009 through 2012), Mr. Briskin has volunteered to substantially reduce the formula bonus otherwise payable to him for those years pursuant to the terms of his employment agreement; however, the full amount of the formula bonus to which he was entitled prior to the reduction was used to compute his retirement compensation in accordance with his employment agreement.

Property, Plant and Equipment Purchases

The Company has an ongoing program to remodel existing supermarkets and to add new stores.  During 2012, total capital expenditures were $5,734,000.  As of December 29, 2012, management had authorized future expenditures on incomplete projects for the purchase of property, plant and equipment which totaled approximately $11,098,000 which includes remodeling expenditures required under our lease agreements for the new store in Long Beach, California, as discussed above, and our existing store in Sherman Oaks, California.

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

The Company has a stock repurchase program, authorized by the Board of Directors, to purchase shares of its Class A in the open market or in private transactions from time to time.  The timing, volume and price of purchases are at the discretion of the management of the Company.  In April 2011, the Company purchased and retired 90,098 shares of its Class A for an aggregate purchase price of approximately $6,684,000 in an unsolicited private transaction.  After taking into account this purchase and purchases in prior years, up to 132,806 shares of Class A remain authorized for repurchase.  No stock was repurchased under this program in 2012 or 2010.

During 2012, 2011 and 2010, the Company paid regular quarterly dividends of $0.25 per share of Class A for a total of approximately $3,071,000, $3,116,000 and $3,161,000, respectively.  On November 20, 2012, the Company’s Board of Directors declared a special cash dividend of twenty dollars ($20) per share on its outstanding Class A payable on December 18, 2012 to stockholders of record at the close of business on December 3, 2012.  The aggregate amount of the special dividend was approximately $61,420,000.  The Board of Directors also approved a $20 antidilution adjustment reducing the exercise price of all outstanding SARs issued prior to November 20, 2012 to account for the anticipated effect of the special dividend on the Company’s Class A share price.

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

Approximately 87.5% and 88.0% of the Company’s inventories were valued using the LIFO method as of December 29, 2012 and December 31, 2011, respectively.  The LIFO method assumes that the cost of the most recently purchased items are the first to be sold, and thus, are used to measure cost of sales, leaving the earlier costs residing in the ending inventory valuation.  The Company uses the Link-Chain, Dollar-Value method for purposes of calculating its LIFO charge or credit each year for nonperishable inventories.  This method requires management to compute a cumulative price index which represents the change in inventory cost since the base year (i.e., the beginning of the year in which LIFO was first elected) compared to the current cost of inventory.  The cumulative index is then applied to the current cost of inventory to determine the value of inventory at base year costs.  This computation is performed separately for each of the Company’s individual LIFO pools (i.e., groupings of similar items such as basic grocery, housewares, alcoholic beverages, etc.).  The LIFO method requires management to make assumptions and to apply judgment regarding inventory mix and factors related to the computation of price indices which could impact the ending inventory valuation as well as cost of sales.  If the FIFO method had been used for nonperishable inventories instead of the LIFO method, total inventory as of December 29, 2012 and December 31, 2011 would have been higher by approximately $7,474,000 and $6,897,000, respectively.

The Company evaluates inventory shortages throughout the year based on actual physical counts at its stores and warehouse.  Allowances for inventory shortages are recorded based on the results of these counts to provide for estimated shortages from the last physical count to the financial statement date.  Although the Company has sufficient historical data to record reasonable estimates of inventory shortages, actual results could differ.  As of December 29, 2012, a difference between actual and estimated shortages of, for example, 25 basis points would have an annual impact of approximately $604,000 on cost of sales.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  Impairment is recognized when estimated future cash flows (undiscounted and before interest charges) are less than carrying value.  The factor that most significantly affects the impairment calculation is management’s estimate of future cash flows which is inherently uncertain and relies on various assumptions regarding current and future economic and market conditions and the availability of capital.  The Company’s cash flow projection looks several years into the future and includes assumptions such as the rate of inflation/deflation, the strength of the economy, competition in our trade area, the ability to secure subtenants and the Company’s ability to negotiate early termination agreements.  If impairment analysis assumptions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur.  To the extent that an asset is impaired, the excess of the carrying amount of the asset over its estimated fair value is charged against earnings.  No asset impairment charges or adjustments were recognized during fiscal 2012, 2011 or 2010.

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

Since July 1, 2006, the Company has purchased fully insured guaranteed cost workers’ compensation insurance thereby limiting its exposure for workers’ compensation to the cost of the related insurance premium.  The Company’s self-insured workers’ compensation accrual for claims incurred prior to July 2006 decreased from $1,585,000 at the beginning of fiscal 2012 to $1,429,000 at the end of the year as a result of payments of $144,000 and reserve adjustments of $12,000.  The Company expects the workers’ compensation reserve to continue to decline as it continues to pay down and close outstanding workers’ compensation claims which occurred prior to July 1, 2006.  The Company’s reserves for general and auto liability claims decreased by approximately $883,000 during fiscal 2012.  The net decrease reflects payments of $682,000 and a net accrual reversal of $201,000.

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

Recent Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).”  This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level three fair value measurements.  This pronouncement is effective for reporting periods beginning on or after December 15, 2011.  The adoption of ASU 2011-04 did not have any impact on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  This amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements; however, the amendment requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP.  The pronouncement is effective for reporting periods beginning after December 15, 2012.  The adoption of ASU 2013-02 is not expected to have a significant impact on the Company’s consolidated financial statements.

Item 7A.              Quantitative and Qualitative Disclosures about Market Risks

The Company currently has no outstanding bank debt or fixture financing.  If the Company should borrow in the future, the Company could then be exposed to market risk related to interest fluctuations.

A change in market prices exposes the Company to market risk related to its investments.  As of December 29, 2012, all investments were classified as available-for-sale securities and totaled $1,759,000.  A hypothetical 10% drop in the market value of these investments would result in a $176,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

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

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.              Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out by the Company’s Chief Executive Officer and the Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 29, 2012.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.  Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended December 29, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.              Other Information

None.

PART III

Item 10.               Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference from the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the Company’s 2012 fiscal year with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (2013 Proxy Statement).

Item 11.               Executive Compensation

The information required by this Item 11 is incorporated by reference from the 2013 Proxy Statement.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the 2013 Proxy Statement.

Item 13.               Certain Relationships, Related Transactions and Director Independence

The information required by this Item 13 is incorporated by reference from the 2013 Proxy Statement.

Item 14.               Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from the 2013 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Exhibits and Financial Statements and Schedules

(1)	Financial Statements See Index to Consolidated Financial Statements

(2)	Financial Statement Schedules – None

(3)	Exhibits See Index to Exhibits

(b)	Exhibits See Index to Exhibits

(c)	Other Financial Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARDEN GROUP, INC.

Date
By	/s/ BERNARD BRISKIN	3/11/13
Bernard Briskin, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Date
/s/ BERNARD BRISKIN	3/11/13
Bernard Briskin, Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ LAURA J. NEUMANN	3/11/13
Laura J. Neumann, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

/s/ M. MARK ALBERT	3/11/13
M. Mark Albert, Director

/s/ JOHN G. DANHAKL	3/11/13
John G. Danhakl, Director

/s/ ROBERT A. DAVIDOW	3/11/13
Robert A. Davidow, Director

/s/ KENNETH A. GOLDMAN	3/11/13
Kenneth A. Goldman, Director

/s/ STEVEN ROMICK	3/11/13
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2012.  In making the assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.  Based on that assessment, management concluded that, as of December 29, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 29, 2012 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears on page 32.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Arden Group, Inc. and Consolidated Subsidiaries

We have audited the accompanying consolidated balance sheets of Arden Group, Inc. and Consolidated Subsidiaries (the Company) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2012.  We also have audited the Company’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also include performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arden Group, Inc. and Consolidated Subsidiaries, as of December 29, 2012 and December 31, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2012, in conformity with generally accepted accounting principles in the United States of America.  Also in our opinion, Arden Group, Inc. and Consolidated Subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/Moss Adams LLP
Los Angeles, California
March 11, 2013

 ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
_______________________________________________________

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)
Assets	December 29, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$16,037	$30,675
Investments	1,759	30,413
Accounts receivable, net of allowance for doubtful accounts of $187 and $226 as of December 29, 2012 and December 31, 2011, respectively	4,882	4,908
Income taxes receivable	0	1,522
Inventories, net	19,689	19,008
Deferred income taxes	1,364	1,451
Other current assets	3,581	3,147

Total current assets	47,312	91,124

Property, plant and equipment, net	38,074	37,475
Deferred income taxes	1,761	3,531
Other assets	2,900	2,933

Total assets	$90,047	$135,063

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$16,335	$14,694
Income taxes payable	481	0
Other current liabilities	16,162	16,391

Total current liabilities	32,978	31,085

Long-term debt	1,228	1,228
Deferred rent	5,527	6,287
Other liabilities	4,120	4,704

Total liabilities	43,853	43,304

Commitments and contingent liabilities (Notes 14 and 17)
Stockholders’ equity:
Common Stock, Class A, $0.25 par value; authorized 10,000,000 shares; 3,071,000 and 3,071,000 shares issued and outstanding as of December 29, 2012 and December 31, 2011, respectively, excluding 1,357,200 treasury shares	1,107	1,107
Capital surplus	5,271	5,271
Unrealized gain (loss) on investments, net of tax	1	(6)
Retained earnings	43,568	89,140

	49,947	95,512
Treasury stock, 1,357,200 shares at cost	(3,753)	(3,753)

Total stockholders’ equity	46,194	91,759

Total liabilities and stockholders’ equity	$90,047	$135,063

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
___________________________________________________________

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Share and Per Share Data)
	Fifty-Two Weeks Ended December 29, 2012	Fifty-Two Weeks Ended December 31, 2011	Fifty-Two Weeks Ended January 1, 2011
Sales	$439,038	$429,483	$417,065
Cost of sales	271,164	268,544	257,506

Gross profit	167,874	160,939	159,559
Selling, general and administrative expense	134,387	134,817	129,416
Loss from exit activity	1,912	0	0

Operating income	31,575	26,122	30,143
Interest and dividend income	167	134	338
Other income (expense), net	0	2,243	(66)
Interest expense	(83)	(76)	(84)

Income before income taxes	31,659	28,423	30,331
Income tax provision	12,740	11,418	12,246

Net income	$18,919	$17,005	$18,085

Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) from available-for-sale securities:
Net unrealized holding gain (loss) arising during the period	7	5	(45)
Reclassification adjustment for realized loss included in net income	0	0	38

Net unrealized gain (loss), net of income tax expense (benefit) of $5 for 2012, $3 for 2011 and ($4) for 2010	7	5	(7)

Comprehensive income	$18,926	$17,010	$18,078

Net income per common share:
Basic and diluted	$6.16	$5.50	$5.72

Weighted average common shares outstanding:
Basic and diluted	3,071,000	3,094,020	3,161,098

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
_________________________________________________________

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Class A		Capital	Unrealized Gain (Loss) on	Retained	Treasury Stock		Total Stockholders’
(In Thousands, Except Share Data)	Shares	Amount	Surplus	Investments	Earnings	Shares	Amount	Equity
Balance, January 2, 2010	4,518,298	$1,129	$5,378	$(4)	$66,860	1,357,200	$(3,753)	$69,610

Net unrealized loss	0	0	0	(7)	0	0	0	(7)
Dividends declared	0	0	0	0	(3,161)	0	0	(3,161)
Net income	0	0	0	0	18,085	0	0	18,085

Balance, January 1, 2011	4,518,298	1,129	5,378	(11)	81,784	1,357,200	(3,753)	84,527

Purchase and retirement of common stock	(90,098)	(22)	(107)	0	(6,555)	0	0	(6,684)
Net unrealized gain	0	0	0	5	0	0	0	5
Dividends declared	0	0	0	0	(3,094)	0	0	(3,094)
Net income	0	0	0	0	17,005	0	0	17,005

Balance, December 31, 2011	4,428,200	1,107	5,271	(6)	89,140	1,357,200	(3,753)	91,759

Net unrealized gain	0	0	0	7	0	0	0	7
Dividends declared	0	0	0	0	(64,491)	0	0	(64,491)
Net income	0	0	0	0	18,919	0	0	18,919

Balance, December 29, 2012	4,428,200	$1,107	$5,271	$1	$43,568	1,357,200	$(3,753)	$46,194

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
_______________________________________________________

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fifty-Two Weeks Ended December 29, 2012	Fifty-Two Weeks Ended December 31, 2011	Fifty-Two Weeks Ended January 1, 2011
Cash flows from operating activities:
Cash received from customers	$438,864	$429,179	$417,580
Cash paid to suppliers and employees	(403,243)	(398,850)	(384,624)
Interest and dividends received	608	587	1,580
Interest paid	(86)	(87)	(94)
Income taxes paid	(8,884)	(12,461)	(11,354)

Net cash provided by operating activities	27,259	18,368	23,088

Cash flows from investing activities:
Capital expenditures	(5,734)	(4,292)	(2,597)
Purchases of investments	(104,286)	(66,204)	(29,861)
Sales of investments	132,590	37,823	51,926
Proceeds from the sale of property, plant and equipment	24	2,189	16

Net cash provided by (used in) investing activities	22,594	(30,484)	19,484

Cash flows from financing activities:
Purchase and retirement of Company stock	0	(6,684)	0
Cash dividends paid	(64,491)	(3,116)	(3,161)

Net cash used in financing activities	(64,491)	(9,800)	(3,161)

Net increase (decrease) in cash and cash equivalents	(14,638)	(21,916)	39,411

Cash and cash equivalents at beginning of year	30,675	52,591	13,180

Cash and cash equivalents at end of year	$16,037	$30,675	$52,591

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

	Fifty-Two Weeks Ended December 29, 2012	Fifty-Two Weeks Ended December 31, 2011	Fifty-Two Weeks Ended January 1, 2011
Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$18,919	$17,005	$18,085

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,953	4,975	5,307
Provision for losses on accounts receivable	53	111	44
Deferred income taxes	1,857	1,108	1,126
Net (gain) loss from the disposal of property, plant and equipment	158	(2,100)	8
Realized (gain) loss on investments, net	0	(114)	66
Amortization of premium on investments	362	457	960
Stock appreciation rights compensation expense (income)	423	488	(394)

Changes in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts receivable	(27)	(439)	799
Inventories	(681)	(832)	(1,302)
Other current assets	(434)	(309)	95
Other assets	33	62	27

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	1,072	716	(1,090)
Federal and state income taxes payable	1,999	(2,151)	(234)
Deferred rent	(760)	(49)	(61)
Other liabilities	(668)	(560)	(348)

Net cash provided by operating activities	$27,259	$18,368	$23,088

The accompanying notes are an integral part of these consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
_______________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          Summary of Significant Accounting Policies

Basis of Presentation and Business Description

The consolidated financial statements of Arden Group, Inc. (Company or Arden) include the accounts of the Company and its direct and indirect subsidiaries.  Arden is a holding company which conducts operations through its wholly-owned subsidiary, Arden-Mayfair, Inc. (Arden-Mayfair) and Arden-Mayfair’s wholly-owned subsidiary, Gelson’s Markets (Gelson’s) which operates 17 supermarkets in Southern California.  The Company and Arden-Mayfair also own certain real estate properties through a wholly-owned subsidiary, Mayfair Realty, Inc.  All intercompany accounts and transactions are eliminated in consolidation.

Fiscal Year

The Company operates on a fiscal year ending on the Saturday closest to December 31.  Fiscal years for the consolidated financial statements included herein ended on December 29, 2012 (fiscal 2012 - 52 weeks), December 31, 2011 (fiscal 2011 - 52 weeks) and January 1, 2011 (fiscal 2010 - 52 weeks).

 The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements.

 Reclassifications

 Certain amounts in prior periods have been reclassified to conform to the current period financial statement presentation.

Cash and Cash Equivalents

The Consolidated Statements of Cash Flows classify changes in cash and cash equivalents (short-term, highly liquid investments with maturity of three months or less at the date of purchase) according to operating, investing or financing activities.  The Company places its temporary cash investments with what it believes to be high credit, quality financial institutions.

Investments

The Company invests in marketable securities including U.S. Treasuries, certificates of deposit, money market funds, commercial paper, mutual funds and corporate and government securities.  Marketable securities are stated at market value as determined by the most recently traded price of each security at the balance sheet date.  The Company reviews its investment portfolio on a quarterly basis to determine if market declines below book value may be other-than-temporary.  Any decline that is determined to be other-than-temporary is recorded as a loss on the Consolidated Statements of Comprehensive Income in accordance with authoritative guidance.

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date.  Debt securities that the Company does not intend to hold to maturity and equity securities are classified as available-for-sale.  As of December 29, 2012, all marketable securities were classified as available-for-sale.  Investments are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.  The cost of investments sold is determined based on the Specific Identification method.

Accounts Receivable

The Company monitors Gelson’s charge card and vendor receivables on an ongoing basis and has not experienced significant losses related to its receivables.  At December 29, 2012, the Company believes that it did not have significant credit risk concentrations.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost.  Depreciation is provided on the straight-line method over the estimated useful lives of individual assets or classes of assets as follows:

Buildings and improvements ( in years)	5	to	20
Store fixtures and office equipment ( in years)	3	to	8
Transportation equipment ( in years)	3	to	5
Machinery and equipment ( in years)	3	to	8

Leasehold interests and improvements to leased properties are amortized over their estimated useful lives or lease period, whichever is shorter.

Leased property meeting certain capital lease criteria is capitalized and the present value of the related lease payments is recorded as a liability.  Amortization of capitalized leased assets is computed on the straight-line method over the shorter of the estimated useful life or the initial lease term.  There were no capitalized leases at December 29, 2012 and December 31, 2011.

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

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  Impairment is recognized when estimated future cash flows (undiscounted and before interest charges) are less than carrying value.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economic and market conditions and the availability of capital.  If impairment analysis assumptions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur.  To the extent that an asset is impaired, the excess of the carrying amount of the asset over its estimated fair value is charged against earnings.  No impairments were recorded in 2012, 2011 or 2010.

Workers’ Compensation and General and Auto Liability Costs

The Company is primarily self-insured through the use of a high deductible policy for losses related to workers’ compensation for claims incurred prior to July 1, 2006, as well as all general and auto liability claims.  The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis and is insured for covered costs in excess of per claim limits.  Since July 1, 2006, the Company has purchased fully insured guaranteed cost workers’ compensation insurance to replace the high deductible program. The Company continues to maintain an accrual for workers’ compensation claims incurred prior to July 2006 under the high deductible program which is based on undeveloped reported claims and an estimate of claims incurred but not reported.  The Company’s workers’ compensation and general and auto liability reserves for unpaid and incurred but not reported claims at December 29, 2012 and December 31, 2011 were approximately $1,967,000 and $3,006,000, respectively.  While the ultimate amount of claims incurred are dependent on future developments, the recorded reserves reflect management’s best estimate of claims to be incurred.

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

Gelson’s sells gift cards to its customers in its retail stores.  The gift cards do not have an expiration date and Gelson’s does not charge an administrative fee on unused gift cards.  The Company records unredeemed gift cards in Accounts Payable, Trade on its Consolidated Balance Sheets.  The Company recognizes revenue when the gift cards are redeemed or when the likelihood of the gift cards being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage).  Based on an analysis of historical redemption patterns, the Company determined the appropriate gift card breakage rate is three years.  During 2012, 2011 and 2010, the Company recorded $40,000, $52,000 and $43,000 of revenue related to gift card breakage, respectively.  Gift card breakage is included in Sales on the Consolidated Statements of Comprehensive Income.

Cost of Sales

Cost of sales includes product costs, net of discounts and allowances, and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Warehouse and transportation costs include receiving costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center.  Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products.  Advertising costs, net of vendor reimbursements, are expensed as incurred and include the cost of the Gelson’s newsletter, newspaper ads and other print advertising.  Occupancy costs consist of rent, common area charges (where applicable), depreciation and utilities related to Gelson’s operations.  The following table summarizes warehouse, transportation, purchasing, net advertising and occupancy costs for 2012, 2011 and 2010.

(In Thousands)	2012	2011	2010
Warehouse and transportation	$7,305	$6,885	$7,092
Purchasing	2,789	2,733	2,728
Advertising	1,904	2,150	1,876
Occupancy	21,566	22,620	22,232
	$33,564	$34,388	$33,928

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

The assumptions used in the Black-Scholes option-pricing model as of December 29, 2012 were as follows:

Dividend yield	.98%	-	1.06%
Expected volatility	28.2%	-	37.2%
Risk-free interest rate	.3%	-	.8%
Expected average term (in years)	5.29	-	5.45

See Notes 9 and 10 for further information related to SARs.

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

Impact of Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).”  This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level three fair value measurements.  This pronouncement is effective for reporting periods beginning on or after December 15, 2011.  The adoption of ASU 2011-04 did not have any impact on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  This amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements; however, the amendment requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP.  The pronouncement is effective for reporting periods beginning after December 15, 2012.  The adoption of ASU 2013-02 is not expected to have a significant impact on the Company’s consolidated financial statements.

2.          Investments

Marketable securities are shown on the accompanying Consolidated Balance Sheets at their fair value.

(In Thousands)	Cost	Unrealized Gain (Loss)	Fair Value
As of December 29, 2012:
Debt Securities
Corporate	$1,756	$3	$1,759
Total	$1,756	$3	$1,759

As of December 31, 2011:
Commercial Paper	$9,790	$0	$9,790
Debt Securities
Corporate	14,491	(11)	14,480
Mutual Funds	6,141	2	6,143
Total	$30,422	$(9)	$30,413

All of the investments listed in the table above were valued using Level 1 inputs as described in Note 1 under the subheading Fair Value Measurements.  Realized net gain (loss) from the sale of investments were $0, $114,000 and $(66,000) in 2012, 2011 and 2010, respectively.  Realized net gain or loss from the sale of investments is included in other income (expense), net on the Consolidated Statements of Comprehensive Income.  No debt security held as of December 29, 2012 had a date to maturity beyond May 1, 2013.

3.          Accounts Receivable, Net

(In Thousands)	December 29, 2012	December 31, 2011
Accounts receivable, trade	$1,957	$2,090
Other accounts receivable	3,112	3,044
	5,069	5,134
Less: Allowance for doubtful accounts	(187)	(226)
	$4,882	$4,908

The provision for doubtful accounts in 2012, 2011 and 2010 was approximately $53,000, $111,000 and $44,000, respectively.

4.          Inventories

Inventories valued by the LIFO method totaled $16,828,000 at December 29, 2012 and $16,353,000 at December 31, 2011.  Inventory balances would have been $7,474,000 and $6,897,000 higher at the end of 2012 and 2011, respectively, if they had been stated at the lower of FIFO cost or market.

5.          Significant Supplier

During 2012, the Company procured approximately 14% of its product through Unified Grocers, Inc. (Unified), a grocery wholesale cooperative.  As a member-patron, the Company is required to provide Unified with certain minimum deposits in order to purchase product from the cooperative.  As of December 29, 2012, the Company had approximately $1,360,000 on deposit with Unified in addition to approximately $694,000 related to ownership of equity shares in Unified.  There is no established public trading market for Unified’s shares.  The deposit and equity ownership are recorded in other assets on the Consolidated Balance Sheets.

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

6.           Property, Plant and Equipment

(In Thousands)	December 29, 2012	December 31, 2011
Land	$8,584	$8,584
Buildings and improvements	9,836	9,836
Store fixtures and office equipment	45,379	48,845
Transportation equipment	4,242	4,159
Machinery and equipment	2,036	2,053
Leasehold improvements	49,754	51,483
Leasehold interests	4,538	4,538
Assets under construction	2,213	1,581
	126,582	131,079

Accumulated depreciation and amortization	(88,508)	(93,604)
	$38,074	$37,475

Depreciation and amortization expense was $4,953,000, $4,975,000 and $5,307,000 in 2012, 2011 and 2010, respectively.

7.           Other Current Liabilities

(In Thousands)	December 29, 2012	December 31, 2011
Employee compensated absences	$5,303	$5,163
Taxes (excluding income taxes)	2,733	2,809
Employee benefits	2,324	2,054
Payroll	1,243	1,742
Bank card fees	820	654
Dividends payable	768	768
Other	2,971	3,201
	$16,162	$16,391

8.           Long-Term Debt

	Current		Non-Current
(In Thousands)	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
7% Subordinated Income Debentures due September 1, 2014	$0	$0	$1,228	$1,228

The Company has an unsecured revolving line of credit facility available for standby letters of credit, funding operations and expansion.  The credit agreement provides for borrowings and/or letters of credit up to an aggregate principal amount at any one time of $25,000,000 and expires on June 1, 2014.  Borrowings bear interest at the adjusted London Interbank Offer Rate (LIBOR) plus a margin or at the bank’s prime rate minus a margin.  In either case, the margin is dependent upon the Company’s Leverage Ratio as defined in the credit agreement.  At the end of 2012, there were no amounts borrowed against the line of credit.  The Company currently maintains four standby letters of credit aggregating $7,644,000 in connection with lease and self-insurance requirements.

Debentures: The indenture relating to the 7% Subordinated Income Debentures (7% Debentures), due September 1, 2014, provides for interest payable semi-annually on March 1 and September 1 to the extent that current annual net income is sufficient therefor, or at the discretion of the Company, out of available retained earnings.  All interest due and payable as of December 29, 2012 was paid.  The 7% Debentures are recorded at face value which approximates its fair value.

9.           Capital Stock

The Company is authorized to issue 10,000,000 shares of Class A, par value $0.25 per share.  At December 29, 2012 and December 31, 2011, the number of shares issued were 4,428,200 including 1,357,200 treasury shares.  The Company has a stock repurchase program, authorized by the Board of Directors, to purchase shares of its Class A in the open market or in private transactions from time to time.  The timing, volume and price of purchases are at the discretion of the management of the Company.  In April 2011, the Company purchased and retired 90,098 shares of its Class A for an aggregate purchase price of approximately $6,684,000 in an unsolicited private transaction.  After taking into account this purchase and purchases in prior years, up to 132,806 shares of Class A remain authorized for repurchase.  No stock was repurchased under this program in 2012 or 2010.

During 2012, 2011 and 2010, the Company paid regular quarterly dividends of $0.25 per share of Class A for a total of approximately $3,071,000, $3,116,000 and $3,161,000, respectively.  On November 20, 2012, the Company’s Board of Directors declared a special cash dividend of twenty dollars ($20) per share on its outstanding Class A payable on December 18, 2012 to stockholders of record at the close of business on December 3, 2012.  The aggregate amount of the special cash dividend was approximately $61,420,000.  The Board of Directors also approved a $20 antidilution adjustment reducing the exercise price of all outstanding SARs issued prior to November 20, 2012 to account for the anticipated effect of the special cash dividend on the Company’s Class A share price.  On January 18, 2013, the Company paid a regular quarterly cash dividend of $0.25 per share of Class A, aggregating approximately $768,000, to stockholders of record on December 28, 2012.

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

	SARs (1)
	Officers and Employees		Non-Employee Directors
	SARs	Weighted Average Price	SARs	Weighted Average Price
Outstanding as of 1/2/10	68,125	$123.38	42,500	$121.96

Granted	67,500	$87.38	42,500	$90.00
Exchanged	56,500	$126.44	42,500	$121.96
Forfeited	1,000	$90.00	0	$0.00

Outstanding as of 1/1/11	78,125	$90.48	42,500	$90.00

Granted	6,000	$73.10	0	$0.00

Outstanding as of 12/31/11	84,125	$89.24	42,500	$90.00

Granted	19,000	$95.82	0	$0.00
Expired	1,125	$101.03	0	$0.00
Forfeited	7,000	$126.44	0	$0.00

Outstanding as of 12/29/12	95,000	$87.68	42,500	$90.00

Exercisable as of 12/29/12	875		0

The following table summarizes information about the Company’s SARs outstanding at December 29, 2012:

	SARs Outstanding (1)			SARs Exercisable (1)
Exercise Price (1)	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
SARs - Officers & Employees
$74.98	3,500	3.9	$74.98	875	$74.98
$90.00	56,500	4.1	$90.00	0
$75.22	7,500	4.6	$75.22	0
$63.50	2,500	4.8	$63.50	0
$73.10	6,000	5.9	$73.10	0
$95.82	19,000	6.9	$95.82	0
	95,000	4.8	$87.68	875	$74.98

SARs - Non-Employee Directors
$90.00	42,500	4.1	$90.00	0

(1)	Exercise price reflects a $20 antidilution adjustment. See Note 9 above.

SARs compensation expense is included in SG&A expense on the Consolidated Statements of Comprehensive Income.  Authoritative guidance requires the Company to remeasure the fair value of SARs each reporting period until the award is settled.  Compensation expense must be recognized or reversed each reporting period for changes in fair value and vesting.  During 2012, the Company recorded $423,000 of SARs compensation expense due to an increase in the fair value of SARs during the year and additional vesting.  The Company recognized $488,000 of SARs compensation expense in 2011 and reversed $394,000 in 2010.

As of December 29, 2012, assuming no change in the SARs fair value, there was approximately $1,306,000 of total unrecognized compensation cost related to outstanding SARs which is expected to be recognized over a weighted average period of 3.7 years.  The total intrinsic value of SARs exercised during 2012, 2011 and 2010 was $0.  The intrinsic value of total and fully vested SARs as of December 29, 2012 was approximately $615,000 and $15,000, respectively.  Intrinsic value represents the amount by which the current value of the Company’s underlying Class A exceeds the grant price.

11.       Retirement Plans

The Company contributes to multi-employer union pension plans, administered by various trustees, which may be deemed to be defined benefit plans.  Contributions to these plans are based upon negotiated labor contracts.  All employers who participate in these multi-employer plans are required to contribute at the same hourly rate based on straight-time hours worked in order to fund the plans.  In addition to these contributions, if any of the participating employers in the plan withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to cover the underfunded liabilities associated with its participants, the Company could be required to make additional contributions.  In other words, the Company could be responsible for contributions related to the employees of non-related companies.  This is a risk associated with multi-employer plans compared to single-employer plans.  In addition, assets contributed to a multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.  If Gelson’s stops participating in any of its multi-employer plans, Gelson’s may be required to pay those plans a withdrawal liability which is based on the underfunded status of the plan.  The Company’s total contributions to all multi-employer union pension plans for 2012, 2011 and 2010 were approximately $4,920,000, $4,572,000 and $4,558,000, respectively.

The Company is a party to four different union multi-employer pension plans, the most significant of which is the Southern California United Food & Commercial Workers Unions & Food Employers Joint Pension Trust Fund (Employer Identification Number 95-1939092) – Plan #001 (UFCW Plan).  The expiration date of the Pension Agreement related to the UFCW Plan is March 8, 2014.  The Company’s contributions to the UFCW Plan for 2012, 2011 and 2010 totaled approximately $4,182,000, $3,890,000 and $3,875,000, respectively.  The Company’s contributions represent less than 5% of total contributions from all employers to the UFCW Plan based on the Form 5500 for the plan year ended March 31, 2011.  The most recently available certified zone status provided by the plan trust indicates that the UFCW Plan was in critical status as defined by the Pension Protection Act of 2006 for the year ended March 31, 2011.  A rehabilitation plan has been implemented by the plan trustee which includes a schedule of benefit cuts and contribution rate increases that allows for projected emergence from critical status at the end of the rehabilitation period on March 31, 2024.  Information related to the impact of utilization of extended amortization periods on zone status is not available.  The Company has not been required to pay a surcharge to the UFCW Plan; however, if the certified zone status of the plan deteriorates or the proposed rehabilitation plan is unsuccessful, then the Company could be required to make additional contributions.  In 2011 and 2010, the Company paid a contribution rate of $1.20 per straight-time hour worked as defined by the Pension Agreement.  In January 2012, the rate increased to $1.283 per hour and in October 2012, it increased again to $1.354 per hour.

The Arden Group, Inc. 401(k) Retirement Savings Plan (401(k) Plan) covers all non-union employees of the Company and its subsidiaries who have attained the age of 18 and have completed the applicable service requirement, as well as retirees and employees who have terminated but remain participants in the 401(k) Plan.  On the first of the month following the completion of one month of service, the 401(k) Plan provides that, with certain limitations, a qualifying employee may elect to contribute up to 100% of such employee’s annual compensation to the 401(k) Plan up to a maximum of $17,000 in 2012 on a tax-deferred basis.  In addition, employees over the age of 50 may elect to make catch up contributions up to a maximum of $5,500 in 2012.  The Company made discretionary contributions to the 401(k) Plan of $508,000, $337,000 and $302,000 for 2012, 2011 and 2010, respectively.

Bernard Briskin, Chairman of the Board of Directors, President and Chief Executive Officer of the Company has an employment agreement with the Company dating back to 1988.  The employment agreement with Mr. Briskin provides for annual post-employment compensation equal to 25% of his average base salary and bonus earned in the last three fiscal years prior to the cessation of his employment with the Company.  The officer is entitled to monthly payments during his lifetime beginning with the termination of his employment for any reason other than his breach of the employment agreement or termination for cause.  The Company accrued $9,000 toward this obligation during 2012.  During 2011 and 2010 the Company reversed a portion of the accrual and recognized income of approximately $278,000 and $360,000, respectively.  The decrease in the accrual was primarily due to a change in estimate based on the refining of the assumptions and underlying data, including the estimated payout term.  For purposes of this calculation, Mr. Briskin’s average base salary and bonus are based on the amount to which he was contractually entitled without regard to any voluntary reductions as discussed in Note 17.  This accrual is recorded in other liabilities on the Consolidated Balance Sheets and totaled approximately $1,244,000 as of December 29, 2012.

12.        Multi-Employer Union Health Care Plans

The Company contributes to multi-employer union health care plans, administered by various trustees, in accordance with the provisions of various labor contracts.  Contributions to these plans are generally based on the number of straight-time hours worked.  The Company’s expense for these plans totaled $15,546,000, $13,849,000 and $11,934,000 for 2012, 2011 and 2010, respectively.  The majority of Gelson’s employees are members of the United Food & Commercial Workers International Union (UFCW).  The Company contributes to a multi-employer health and welfare trust fund on behalf of its employees who are members of the UFCW.  The Company’s health and welfare contribution rate increased effective the beginning of March 2010, February 2011, September 2011 and March 2012 in accordance with the UFCW collective bargaining agreement.  As a result, average weekly health and welfare expense increased on these dates by approximately $74,000, $11,000, $28,000 and $15,000, respectively.  In addition, the Company paid a surcharge of approximately $136,000 in March 2012.  Except as discussed above, there were no employer withdrawals, shortfall contributions, maintenance of benefit clauses or other material changes that affected the comparability of employer and multi-employer contributions from year to year.

13.         Income Taxes

The composition of the federal and state income tax provision (benefit) is as follows:

(In Thousands)	2012	2011	2010
Current:
Federal	$8,398	$7,956	$8,683
State	2,485	2,354	2,437
Total current tax provision	10,883	10,310	11,120

Deferred:
Federal	1,578	974	907
State	279	134	219
Total deferred tax provision	1,857	1,108	1,126
Total income tax provision	$12,740	$11,418	$12,246

The Company’s deferred tax assets (liabilities) were attributable to the following:

(In Thousands)	December 29, 2012	December 31, 2011
Deferred tax assets:
Deferred rent	$2,252	$2,561
Property, plant and equipment	45	1,175
Self-insured reserves	433	990
Accrued expenses	1,164	1,236
Accrued vacation	1,132	1,122
State income taxes	884	827
Other	434	417
Deferred tax assets	6,344	8,328

Deferred tax liabilities:
Deferred gain on debenture exchange	(1,728)	(1,889)
Inventory	(1,096)	(1,090)
Other	(395)	(367)
Deferred tax liabilities	(3,219)	(3,346)
Deferred income taxes, net	$3,125	$4,982

Reconciliation of the statutory federal rate and effective rate is as follows:

(In Thousands, Except	2012		2011		2010
Percentage Amounts)	Amount	Rate	Amount	Rate	Amount	Rate

Federal tax at statutory rate	$11,081	35.0%	$9,948	35.0%	$10,616	35.0%
State income taxes, net of federal tax benefit	1,819	5.7%	1,633	5.8%	1,743	5.8%
Other	(160)	(.5%)	(163)	(.6%)	(113)	(.4%)
	$12,740	40.2%	$11,418	40.2%	$12,246	40.4%

The Company accounts for uncertainty in income taxes in accordance with the authoritative guidance issued by the FASB.  This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of December 29, 2012 and December 31, 2011, the Company had no unrecognized tax benefits.  The Company does not believe that the unrecognized tax benefit will change significantly within the 2013 fiscal year.

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and SG&A expense, respectively, in the Consolidated Statements of Comprehensive Income.  A reversal of interest recognized in prior periods of $3,000, $10,000 and $11,000 was recorded in 2012, 2011 and 2010, respectively.  No penalties were recognized during 2012, 2011 or 2010.  As of December 29, 2012 and December 31, 2011, the Company had approximately $0 and $3,000 accrued for interest, respectively, and no accrual for penalties at the end of either period.  The interest accrual was net of the applicable federal and state tax savings which would have resulted if the interest had been paid out.

The Company files income tax returns in the U.S. federal jurisdiction and the California state jurisdiction.  The Company is no longer subject to federal and state tax examinations for years before 2009 and 2008, respectively.

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

Assets Under Capital Leases:  Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease.  There were no capital leases outstanding as of December 29, 2012 or December 31, 2011.

Operating Leases and Subleases:  The Company is obligated under operating leases, primarily for land and buildings, which expire at various dates through 2041.  Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at December 29, 2012 are as follows:

(In Thousands)	Commitments	Deduct Sublease Rentals	Net Rental Commitments
2013	$10,931	$300	$10,631
2014	11,270	263	11,007
2015	10,800	206	10,594
2016	9,809	212	9,597
2017	9,673	218	9,455
Thereafter	64,523	36	64,487
	$117,006	$1,235	$115,771

Rent expense under operating leases was as follows:

(In Thousands)	2012	2011	2010
Minimum rent	$11,551	$11,613	$11,574
Contingent percentage rent	1,038	940	845
	12,589	12,553	12,419
Sublease rentals	(1,525)	(1,563)	(1,886)
	$11,064	$10,990	$10,533

15.         Exit Activity

Gelson’s closed its store located in Northridge, California after the close of business on February 25, 2012.  Gelson’s decision to close the store was based on the lack of profitability of the Northridge location for the past several years.  Effective March 6, 2012, Gelson’s reached an agreement with the landlord and a third party to assign the lease of the Northridge store to the third party.  Gelson’s rent and all other obligations under the lease agreement ended May 1, 2012.  In accordance with the assignment of the lease, various items of equipment were transferred by Gelson’s to the assignee and Gelson’s paid the assignee a lease assignment fee of $1,850,000 during the second quarter of 2012.  In addition, Gelson’s incurred other closing costs of approximately $393,000 to transfer excess product and supplies to other Gelson’s locations, to write off product which could not be transferred, to shut down and relocate or write off equipment and to maintain the store until Gelson’s was released from its lease obligation.  All exit activity costs have been recorded on the Consolidated Statement of Comprehensive Income for 2012 in the line item titled Loss from Exit Activity and are net of the reversal of a deferred rent liability of $331,000 previously recorded for the Northridge location.

16.        Related Party Transactions

A director of the Company is an attorney who performs legal services for the Company.

17.        Commitments and Contingent Liabilities

The Company has an employment agreement with Mr. Briskin which currently expires on January 1, 2015.  In addition to a base salary, the agreement provides for a formula bonus based on pre-tax earnings.  No maximum compensation limit exists.  Total salary and bonus expensed in 2012, 2011 and 2010 was approximately $957,000, $1,165,000 and $1,199,000, respectively.  The unpaid bonus at year end is recorded in other current liabilities on the Consolidated Balance Sheets.  Mr. Briskin is contractually entitled to a salary increase each year effective on January 1.  In 2012, Mr. Briskin offered to take a reduced salary increase and in 2011, he offered to forego any salary increase.  He was not eligible for a salary increase in 2010 as there was not an increase in the applicable consumer price index as specified in his employment agreement.  In addition, for fiscal 2012, 2011 and 2010, Mr. Briskin voluntarily reduced his bonus by 75%, 50% and 50%, respectively.  Mr. Briskin is also entitled to monthly retirement payments during his lifetime beginning with the termination of his employment for any reason other than his breach of the employment agreement or termination for cause.  The Company has accrued its obligation under the terms of the employment agreement as discussed in Note 11.

The Company is primarily self-insured for losses related to general and auto liability claims and, for certain years prior to July 1, 2006, for workers’ compensation as well.  The Company purchased a fully insured guaranteed cost workers’ compensation insurance policy for losses occurring after June 30, 2006.  This policy replaced the Company’s previous high deductible program for workers’ compensation and is currently effective through June 30, 2013.  For workers’ compensation claims prior to July 1, 2006, the Company maintains stop-loss coverage to limit its loss exposure on a per claim basis.  Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience and regression analysis.  Accruals are based on undeveloped reported claims and an estimate of claims incurred but not reported.  While the ultimate amount of claims incurred are dependent on future developments, the reserve represents the Company’s best estimate of future payments related to claims.  The Company’s workers’ compensation and general and auto liability reserves for unpaid claims and incurred but not reported claims at December 29, 2012 and December 31, 2011 were approximately $1,967,000 and $3,006,000, respectively, and are recorded in other current liabilities and other liabilities on the Consolidated Balance Sheets.

As of December 29, 2012, management had authorized future expenditures on incomplete projects for the construction and purchase of property, plant and equipment which totaled approximately $11,098,000.  This includes remodeling expenditures required under a lease agreement for a store in Long Beach, California which the Company currently anticipates opening in late 2013, as well as remodeling costs required under our Sherman Oaks, California lease agreement.

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

18.         Selected Quarterly Financial Data (Unaudited)

(In Thousands, Except Per Share Data)
Quarter	Sales	Gross Profit	Net Income	Basic and Diluted Net Income Per Share (1)

2011
First	$104,194	$40,288	$5,669	$1.79
Second	106,080	39,935	3,644	1.19
Third	104,706	38,657	3,361	1.09
Fourth	114,503	42,059	4,331	1.41

2012
First	$107,227	$40,781	$2,916	$.95
Second	107,699	40,927	4,895	1.59
Third	108,150	41,754	5,075	1.65
Fourth	115,962	44,412	6,033	1.97

(1)	Earnings per share is calculated using the weighted average outstanding shares for the quarter.

19.        Subsequent Events

On January 18, 2013, the Company paid a regular quarterly cash dividend of $0.25 per share on its Class A totaling approximately $768,000 to stockholders of record on December 28, 2012.

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

3.1.3
Certificate of Retirement of Class B Common Stock of Arden Group, Inc. dated August 23, 2012, filed as Exhibit 3.1.3 to the Quarterly Report on Form 10-Q of Arden Group, Inc. for the quarter ended September 29, 2012 and incorporated herein by reference.

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

Exhibit

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

Exhibit

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

10.12*	Employee Phantom Stock Unit Agreement with Laura J. Neumann dated December 3, 2012.

21.	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Indicates management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report.

**
XBRL information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.