Form 10-Q
period 2013-03-30
ARDEN GROUP INC
filed 2013-05-08
CIK 225051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ________   to   _______

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s class of common stock as of May 3, 2013 was:

3,071,000 shares of Class A Common Stock

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
___________________________________________________________

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

	March 30, 2013	December 29, 2012

Assets

Current assets:
Cash and cash equivalents	$14,355	$16,037
Investments	12,326	1,759
Accounts receivable, net of allowance for doubtful accounts, of $193 and $187 as of March 30, 2013 and December 29, 2012, respectively	4,877	4,882
Inventories, net	16,837	19,689
Deferred income taxes	1,371	1,364
Other current assets	3,810	3,581

Total current assets	53,576	47,312

Property, plant and equipment, net	38,564	38,074
Deferred income taxes	1,761	1,761
Other assets	2,907	2,900

Total assets	$96,808	$90,047

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, trade	$15,465	$16,335
Income taxes payable	2,880	481
Other current liabilities	18,067	16,162

Total current liabilities	36,412	32,978

Long-term debt	1,228	1,228
Deferred rent	5,512	5,527
Other liabilities	3,887	4,120

Total liabilities	47,039	43,853

Commitments and contingent liabilities (Note 6)

Stockholders’ equity:
Common Stock, Class A, $.25 par value; authorized 10,000,000 shares; 3,071,000 shares issued and outstanding as of March 30, 2013 and December 29, 2012, respectively, excluding 1,357,200 treasury shares	1,107	1,107
Capital surplus	5,271	5,271
Unrealized gain (loss) on investments, net of tax	(10)	1
Retained earnings	47,154	43,568

	53,522	49,947
Treasury stock, 1,357,200 shares at cost	(3,753)	(3,753)

Total stockholders’ equity	49,769	46,194

Total liabilities and stockholders’ equity	$96,808	$90,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
_______________________________________________________

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012

Sales	$113,655	$107,227

Cost of sales	70,006	66,446

Gross profit	43,649	40,781

Selling, general and administrative expense	35,936	34,042

Loss from exit activity	370	1,842

Operating income	7,343	4,897

Interest and dividend income	10	45

Interest expense	(22)	(22)

Other income (expense), net	17	0

Income before income taxes	7,348	4,920

Income tax provision	2,994	2,004

Net income	$4,354	$2,916

Other comprehensive gain (loss), net of tax:

Net unrealized holding gain (loss) from available-for-sale securities, net of income tax expense (benefit) of $(7) and $1 for 2013 and 2012, respectively	(11)	2

Comprehensive income	$4,343	$2,918

Basic and diluted net income per common share	$1.42	$0.95

Basic and diluted weighted average common shares outstanding	3,071,000	3,071,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES
_______________________________________________________

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Thousands)

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012

Cash flows from operating activities:
Cash received from customers	$113,736	$107,981
Cash paid to suppliers and employees	(101,670)	(98,199)
Interest and dividends received	12	287
Interest paid	(43)	(43)
Income taxes paid	(595)	0
Cash paid for exit activity	0	(219)

Net cash provided by operating activities	11,440	9,807

Cash flows from investing activities:
Capital expenditures	(1,737)	(1,166)
Purchases of investments	(10,638)	(41,745)
Sales of investments	20	22,913
Proceeds from the sale of property, plant and equipment	1	20

Net cash used in investing activities	(12,354)	(19,978)

Cash flows from financing activities:
Cash dividends paid	(768)	(768)

Net cash used in financing activities	(768)	(768)

Net decrease in cash and cash equivalents	(1,682)	(10,939)
Cash and cash equivalents at beginning of period	16,037	30,675

Cash and cash equivalents at end of period	$14,355	$19,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In Thousands)

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$4,354	$2,916

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,161	1,265
Provision for losses on accounts receivable	14	31
Net loss from the disposal of property, plant and equipment	85	39
Realized gain on investments, net	(17)	0
Amortization of premium on investments	62	80
Stock appreciation rights compensation expense (income)	440	(264)

Change in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts receivable	(9)	893
Inventories	2,852	2,715
Other current assets	(229)	(157)
Other assets	(19)	10

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	567	1,037
Income taxes payable	2,399	2,004
Deferred rent	(15)	(408)
Other liabilities	(205)	(354)

Net cash provided by operating activities	$11,440	$9,807

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

The accompanying condensed consolidated financial statements for the thirteen weeks ended March 30, 2013 and March 31, 2012 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles in the United States (GAAP) for interim financial information.  These financial statements have not been audited by an independent registered public accounting firm but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) regulations.  Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2012 Annual Report on Form 10-K.  The results of operations for the thirteen week period ended March 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 28, 2013.

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

Cost of Sales

Cost of sales includes product costs (net of discounts and allowances) and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Warehouse and transportation costs include receiving costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center.  Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products for resale.  Advertising costs, net of vendor reimbursements, are expensed as incurred.  Occupancy costs consist of rent, common area charges (where applicable), depreciation and utilities related to Gelson’s operations.  The following table summarizes warehouse, transportation, purchasing, advertising, net of vendor reimbursements, and occupancy costs for the thirteen weeks ended March 30, 2013 and March 31, 2012:

	Thirteen Weeks Ended
(In Thousands)	March 30, 2013	March 31, 2012

Warehouse and transportation	$1,830	$1,744
Purchasing	716	696
Advertising	423	438
Occupancy	5,391	5,183
	$8,360	$8,061

Fair Value Measurements

The fair value of the Company’s financial assets and liabilities which are measured on a recurring basis includes Investments which appear under Assets on the Condensed Consolidated Balance Sheets.  As of March 30, 2013 and December 29, 2012, all of the Company’s investments were valued using Level 1 inputs as the investment portfolio consists of investment securities that are actively traded in the marketplace.  Level 1 inputs are based on quoted prices in active markets for identical assets or liabilities.

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

2.        Multi-Employer Pension and Health Care Plans

The Company contributes to several multi-employer union pension and health care plans, administered by various trustees, in accordance with the provisions of various labor contracts.  Pension and health care costs are generally based on the number of straight-time hours worked and the contribution rate per hour as stipulated in the Company’s various collective bargaining agreements.  Union pension and health care plan expense totaled approximately $5,351,000 and $5,155,000 in the first quarter of 2013 and 2012, respectively.

The Arden Group, Inc. 401(k) Retirement Savings Plan (Plan) covers all non-union employees of the Company and its subsidiaries who have attained the age of 18 and have completed the applicable service requirement.  The Plan provides that, with certain limitations, an employee with at least one month of service may elect to contribute up to 100% of such employee’s annual compensation to the Plan up to a maximum of $17,500 in 2013 on a tax-deferred basis, in addition to catch up contributions up to a maximum of $5,500 for employees over the age of 50.  Employees are eligible to participate in the Company’s discretionary contributions beginning on January 1 or July 1 following the completion of one year of service.  The Company accrued $142,000 and $96,000 during the first quarter of 2013 and 2012, respectively, for anticipated contributions.

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

The fair value of each SAR is estimated on the date of grant and, subsequently, at the end of each reporting period using the Black-Scholes option-pricing model which relies on the use of various highly subjective assumptions.  The assumptions used in the Black-Scholes option-pricing model for the first quarter ended March 30, 2013 were as follows:

Dividend yield	.89%	-	.98%
Expected volatility	27.4%	-	35.6%
Risk-free interest rate	.3%	-	.8%
Expected average term (years)	5.29	-	5.45

SARs compensation expense must be recognized each reporting period for changes in fair value and vesting.  During the first quarter of 2013, the Company recognized $440,000 of SARs compensation expense reflecting an increase in the fair value of SARs during the quarter and additional vesting.  During the first quarter of 2012, the Company reversed $264,000 of SARs compensation expense recognized in prior periods.  SARs compensation expense is recorded in Selling, General and Administrative (SG&A) Expense on the Condensed Consolidated Statements of Comprehensive Income.  During the first quarter of 2013, no SARs units were granted, exercised, forfeited or expired.  As of March 30, 2013, assuming no forfeitures or change in the SARs fair value, there was approximately $1,346,000 of total unrecognized compensation cost related to SARs which is expected to be recognized over a weighted average period of approximately 3.5 years.  As of March 30, 2013, there were 137,500 SARs units outstanding.  On November 20, 2012, the Board of Directors approved a $20 antidilution adjustment reducing the exercise price of all outstanding SARs issued prior to November 20, 2012 to account for a special cash dividend declared on the same date.

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

5.        Store Openings and Closings

Gelson’s closed its store located in Northridge, California after the close of business on February 25, 2012.  Effective March 6, 2012, Gelson’s reached an agreement with the landlord and a third party to assign the lease of the Northridge store to the third party.  Gelson’s rent and all other obligations under the lease agreement ended May 1, 2012.  In accordance with the assignment of the lease, various items of equipment were transferred by Gelson’s to the assignee and Gelson’s paid the assignee a lease assignment fee of $1,850,000 during the second quarter of 2012.  In addition, Gelson’s incurred other closing costs of approximately $393,000 during fiscal 2012 to transfer excess product and supplies to other Gelson’s locations, to write off product which could not be transferred, to shut down and relocate or write off equipment and to maintain the store until Gelson’s was released from its lease obligation.  Anticipated exit activity costs were recorded on the Condensed Consolidated Statement of Comprehensive Income in the line titled Loss from Exit Activity.  These costs were net of the reversal in 2012 of a deferred rent liability of $331,000 previously recorded for the Northridge location.

In September 2012, Gelson’s entered into a lease for a supermarket location in Long Beach, California.  Gelson’s took possession of the property on March 1, 2013.  Gelson’s plans to extensively remodel the site and currently anticipates opening a new Gelson’s supermarket at that location in late 2013.  The development and actual opening of the location, and the costs of remodeling, are subject to normal construction uncertainties and the ability to obtain necessary governmental approvals among other things.

On March 18, 2013, the Company announced its decision to terminate the lease for its Gelson’s location in Pasadena, California in accordance with the lease terms.  Gelson’s intends to close the Pasadena store on or about July 21, 2013.  Gelson’s plans to transfer some of the fixtures and equipment from the Pasadena location to the new Long Beach store discussed above.  The Company accrued $370,000 in March 2013 for anticipated closing costs to transfer excess product and supplies to other Gelson’s locations, to shut down and relocate or dispose of equipment and to maintain the store after the closure until Gelson’s vacates the property.  These closing costs are included in the Loss from Exit Activity line on the Condensed Consolidated Statement of Comprehensive Income.  Currently active employees at the Pasadena location will be offered employment at other Gelson’s locations.

6.        Commitments and Contingent Liabilities

The Company and its subsidiaries are subject to a myriad of environmental laws, regulations and lease covenants with its landlords regarding air, water and land use, products for sale, and the use, storage and disposal of hazardous materials.  The Company believes it substantially complies, and has in the past substantially complied, with applicable federal, state and local environmental laws and regulations and private covenants.  The Company cannot, at this time, estimate the expense it ultimately may incur in connection with any current or future violations; however, it believes any such claims will not have a material effect upon either the Company’s consolidated financial position, results of operations or cash flows.

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

In September 2012, Gelson’s entered into a lease for a supermarket location in Long Beach, California.  The terms of the lease require Gelson’s to extensively remodel the existing store in 2013.  In addition, Gelson’s has committed to remodeling the exterior of its Sherman Oaks location as well.

7.        Recent Accounting Standards

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  This amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements; however, the amendment requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP.  The pronouncement is effective for reporting periods beginning after December 15, 2012.  The adoption of ASU 2013-02 in the first quarter of 2013 had no impact on the Company’s consolidated financial statements.

8.        Subsequent Events

On April 19, 2013, the Company paid a regular quarterly cash dividend of $0.25 per share on Class A totaling approximately $768,000 to stockholders of record on March 29, 2013.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company.  Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, other parts of this report and other Company filings are forward-looking statements.  These statements discuss, among other things, future sales, operating results, cash flows and financial condition.  Such statements may be identified by such words as “anticipate,” “expect,” “may,” “believe,” “could,” “estimate,” “project,” “maybe,” “appears,” “intend,” “plan” and similar words or phrases.  Forward-looking statements reflect the Company’s current plans and expectations regarding important risk factors and are based on information currently available to us.  The Company cautions readers that any forward-looking statements contained in this report or made by the management of the Company involve risks and uncertainties, and are subject to change based on various important factors.  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.  The risks described in the Company’s Annual Report on Form 10-K are not the only risks it faces.  Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material could also have an adverse effect on the Company’s future sales, operating results, cash flows or financial position.  The Company does not undertake any obligation to update forward-looking statements.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities.  Management has established accounting policies that they believe are appropriate in order to reflect the accurate reporting of the Company’s operating results, financial position and cash flows.  The Company applies these accounting policies in a consistent manner.  Management bases their estimates on historical experience, current and expected economic conditions and various other factors that management believes to be reasonable under the circumstances.  These estimates and assumptions form the basis for making judgments about various aspects of the Company’s business, including the carrying values of assets and liabilities that are not readily apparent from other sources.  The Company reevaluates these significant factors and makes adjustments where facts and circumstances dictate.  Future events and their effects cannot be determined with absolute certainty, and therefore actual results may differ from estimates.  As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, management considers its policies on accounting for inventories and cost of sales, impairment of long-lived assets, insurance reserves, vendor allowances and share-based compensation to be the most critical in the preparation of the Company’s financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

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

Labor and other related payroll costs are the second largest expense (after product cost) incurred by Gelson’s and thus is a financial measure which is closely monitored by management.  As of fiscal 2012 year-end, Gelson’s had approximately 1,135 full-time and 953 part-time store, warehouse and office employees.  The majority of Gelson’s employees are members of the United Food & Commercial Workers International Union (UFCW).  Gelson’s current contract with the UFCW, which expires on March 2, 2014, provided for bonuses in lieu of wage increases within 30 days following ratification in October 2011 and again in March 2013 for employees at certain experience levels.  The contract also provided for wage increases for certain classes of employees in March 2012.  The agreement that the three major grocery retailers in our trade area – Vons, Ralphs and Albertsons grocery chains (Majors) – reached with the UFCW provides for hourly wage rates based on job classification and experience that, in some cases, are less than those agreed to by Gelson’s.

The Company contributes to multi-employer health care and pension plan trusts on behalf of its employees who are members of the UFCW.  All employers who participate in the UFCW multi-employer plans are required to contribute at the same hourly rate based on straight-time hours worked in order to fund the plans.  The Company’s health and welfare contribution rate increased effective the beginning of March 2012 and March 2013 in accordance with the UFCW collective bargaining agreement.  As a result, average weekly health and welfare expense increased on each of these dates by approximately $15,000.  A one-time surcharge of approximately $136,000 was paid in both March 2012 and March 2013 and an additional surcharge of $272,000 is due in February 2014.  With respect to the pension plan, a rate increase became effective October 2012 resulting in an increase in expense of approximately $5,000 per week.  The increase in health and welfare and pension costs, as well as the labor cost issue discussed above, has negatively impacted the Company’s profitability and will continue to unless the Company is able to continue offsetting the increased expense through a combination of sales growth, increased gross margin, reduced labor hours and cost savings in other areas.  In addition, the most recently available certified zone status provided by the pension plan trust indicates that the pension plan was in critical status (less than 65 percent funded) as defined by the Pension Protection Act of 2006 for the year ended March 31, 2011.  A rehabilitation plan has been implemented by the plan trustee which includes a schedule of benefit cuts and contribution rate increases that allows for projected emergence from critical status at the end of the rehabilitation period on March 31, 2024.  However, if the funded status of the plan deteriorates or if the rehabilitation plan is unsuccessful or if any of the participating employers in the plan withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to cover the underfunded liabilities associated with its participants, the Company may be required to negotiate with the union for additional contributions in the future.

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

Gelson’s closed its store located in Northridge, California after the close of business on February 25, 2012.   Effective March 6, 2012, Gelson’s reached an agreement with the landlord and a third party to assign the lease of the Northridge store to the third party.  Gelson’s rent and all other obligations under the lease agreement ended May 1, 2012.  In accordance with the assignment of the lease, various items of equipment were transferred by Gelson’s to the assignee and Gelson’s paid the assignee a lease assignment fee of $1,850,000 during the second quarter of 2012.  In addition, Gelson’s incurred other closing costs to transfer excess product and supplies to other Gelson’s locations, to write off product which could not be transferred, to shut down and relocate or write off equipment and to maintain the store until Gelson’s was released from its lease obligation.  Other closing costs totaled approximately $393,000 during fiscal 2012.  Anticipated exit activity costs were recorded on the Condensed Consolidated Statement of Comprehensive Income in the line titled Loss from Exit Activity.  These costs were net of the reversal in 2012 of a deferred rent liability of $331,000 previously recorded for the Northridge location.  Overall such closing costs in the first quarter of 2012 amounted to $1,842,000.

In September 2012, Gelson’s entered into a lease for a supermarket location in Long Beach, California.  Gelson’s took possession of the property on March 1, 2013.  Gelson’s plans to extensively remodel the site and anticipates opening a new Gelson’s supermarket at that location in late 2013.  The development and actual opening of the location, and the costs of remodeling, are subject to normal construction uncertainties and the ability to obtain necessary governmental approvals among other things.

On March 18, 2013, the Company announced its decision to terminate the lease for its Gelson’s location in Pasadena, California in accordance with the lease terms.  Gelson’s intends to close the Pasadena store on or about July 21, 2013.  Gelson’s plans to transfer some of the fixtures and equipment from the Pasadena location to the new Long Beach store discussed above.  The Company accrued $370,000 in March 2013 for anticipated closing costs to transfer excess product and supplies to other Gelson’s locations, to shut down and relocate or dispose of equipment and to maintain the store after the closure until Gelson’s vacates the property.  These closing costs are included in the Loss from Exit Activity line on the Condensed Consolidated Statement of Comprehensive Income.

Results of Operations

First Quarter Analysis

Same store sales from the Company’s 17 supermarkets (which excludes the Northridge location which was closed February 25, 2012 and also excludes revenue from licensing arrangements, subleases, leases and finance charges), were $112,613,000 during the first quarter of 2013 compared to $104,527,000 in the first quarter of 2012.  The 7.7% increase in sales reflects to some extent a shift in holiday sales, as well as inflation and an increase in the number of transactions in the first quarter of 2013 compared to the same period of the prior year.  Sales in the first quarter of 2013 included sales from Easter and Passover which did not occur until the second quarter of 2012.

The Company’s gross profit as a percent of sales was 38.4% in the first quarter of 2013 compared to 38.0% in the same period of 2012.  Gross profit as a percent of sales was negatively impacted in the first quarter of 2012 as a result of the closing of the Northridge store and the sale of product at lower retail prices during the related closeout sale.  The increase in gross profit as a percent of sales in the first quarter of 2013 is somewhat offset by the continued impact of an aggressive marketing and retail pricing strategy implemented by Gelson’s in an effort to retain and increase sales.  In calculating gross profit, the Company deducts product costs (net of discounts and allowances) and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs.  Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense, excluding the Loss from Exit Activities discussed above, as a percent of sales was 31.6% in the first quarter of 2013 compared to 31.7% in the same period of 2012.  The decrease in SG&A expense as a percent of sales is due to an increase in sales without a comparable increase in expense, as well as the closing of the Northridge location which did not operate profitably.  The decrease in SG&A expense was partially offset by an increase in the health and welfare and pension contribution rates and the payment of the UFCW bonus of approximately $768,000 in March 2013 as discussed above, as well as an increase in SARs compensation expense.  The Company recorded SARs compensation expense of $440,000 in the first quarter of 2013 as the result of an increase in SARs fair value since the beginning of the quarter and additional vesting.  In comparison, during the first quarter of 2012, the Company reversed $264,000 of SARs compensation expense recognized in prior periods.

CAPITAL EXPENDITURES/LIQUIDITY

The Company’s current cash position, including short-term investments and net cash provided by operating activities, is the primary source of funds available to meet the Company’s capital expenditure and liquidity requirements.  The Company’s cash position, including short-term investments, at the end of the first quarter of 2013 was $26,681,000.  During the thirteen weeks ended March 30, 2013, the Company generated $11,440,000 of cash from operating activities compared to $9,807,000 in the same period of 2012.  The increase in cash from operating activities reflects an increase in operating income.

Cash not required for the immediate needs of the Company is temporarily invested in U.S. Treasuries, certificates of deposit, money market funds, commercial paper, mutual funds and corporate and government securities.  The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores.  In September 2012, Gelson’s entered into a lease for a Gelson’s supermarket location in Long Beach, California.  Gelson’s plans to extensively remodel the site and anticipates opening a new supermarket at that location in late 2013.  In addition, Gelson’s has committed to remodeling the exterior of its Sherman Oaks location as well.

The Company has an unsecured revolving line of credit facility available for standby letters of credit, funding operations and expansion.  The credit agreement provides for borrowings and/or letters of credit up to an aggregate principal amount at any one time of $25,000,000 and expires on June 1, 2014.  There were no outstanding borrowings against the revolving line of credit as of March 30, 2013.  The Company currently maintains four standby letters of credit aggregating $7,644,000 as of March 30, 2013 in connection with lease and self-insurance requirements.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of March 30, 2013:

	Contractual Cash Obligations (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

7% Subordinated Income Debentures Due September 2014 Including Interest	$1,357	$86	$1,271	$0	$0
Operating Leases	145,820	11,046	22,045	19,739	92,990

Total Contractual Cash Obligations (1)	$147,177	$11,132	$23,316	$19,739	$92,990

	Other Commercial Commitments (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Standby Letters of Credit (2)	$7,644	$7,644	$0	$0	$0

(1)	Other Contractual Obligations

The Company had the following other contractual cash obligations at March 30, 2013. The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments are unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to general and auto liability claims and for all open years prior to July 1, 2006 for workers’ compensation. The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis. Effective July 1, 2006, the Company purchased a fully insured guaranteed cost workers’ compensation insurance policy for losses occurring after June 30, 2006. This policy replaced the high deductible program for workers’ compensation. Liabilities associated with the risks that are retained by the Company under the high deductible programs are estimated, in part, by considering historical claims experience and regression analysis. Accruals are based on undeveloped reported claims and an estimate of claims incurred but not reported. While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims. The Company’s reserve for unpaid and incurred but not reported claims at March 30, 2013 was approximately $1,628,000.

Property, Plant and Equipment Purchases

The Company has an ongoing program to remodel existing supermarkets and to add new stores. During the first quarter of 2013, capital expenditures were $1,737,000. As of March 30, 2013, management had authorized future expenditures on incomplete projects for the purchase and remodel of property, plant and equipment which totaled approximately $9,816,000 which includes remodeling expenditures required under our lease agreement for the new store in Long Beach, California, as discussed above.

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

The Company has a stock repurchase program, authorized by the Board of Directors, to purchase shares of its Class A in the open market or in private transactions from time to time.  The timing, volume and price of purchases are at the discretion of the management of the Company.  There are currently 132,806 shares of Class A authorized for repurchase.  No stock was repurchased under this program during the first quarter of 2013.

On April 19, 2013, the Company paid a regular quarterly cash dividend of $0.25 per share of Class A totaling approximately $768,000 to stockholders of record as of March 29, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently has no outstanding bank debt or fixture financing.  If the Company should borrow in the future, the Company could then be exposed to market risk related to interest fluctuations.

A change in market prices exposes the Company to market risk related to its investments.  As of March 30, 2013, all investments were classified as available-for-sale securities and totaled $12,326,000.  A hypothetical 10% drop in the market value of these investments would result in a $1,233,000 unrealized loss and a corresponding decrease in the fair value of these instruments.  This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

The Company has employed what it believes to be a conservative investment strategy.  The Company chooses what it believes are low risk investments with high credit, quality institutions.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and the Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 30, 2013.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter.  Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2012 Annual Report on Form 10-K.

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

ARDEN GROUP, INC.
Registrant

Date:	May 8, 2013	/s/ LAURA J. NEUMANN
Laura J. Neumann
Chief Financial Officer
(Authorized Signatory)