Form 10-Q
period 2013-06-29
ARDEN GROUP INC
filed 2013-08-08
CIK 225051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s class of common stock as of August 2, 2013 was:

3,071,000 shares of Class A Common Stock

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

	June 29, 2013	December 29, 2012
Assets

Current assets:
Cash and cash equivalents	$10,926	$16,037
Investments	15,548	1,759
Accounts receivable, net of allowance for doubtful accounts, of $185 and $187 as of June 29, 2013 and December 29, 2012, respectively	4,192	4,882
Income taxes receivable	1,898	0
Inventories, net	15,860	19,689
Deferred income taxes	1,369	1,364
Other current assets	2,336	3,581

Total current assets	52,129	47,312

Property, plant and equipment, net	40,693	38,074
Deferred income taxes	1,761	1,761
Other assets	2,896	2,900

Total assets	$97,479	$90,047

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$14,962	$16,335
Income taxes payable	0	481
Other current liabilities	17,537	16,162

Total current liabilities	32,499	32,978

Long-term debt	1,228	1,228
Deferred rent	5,640	5,527
Other liabilities	4,260	4,120

Total liabilities	43,627	43,853

Commitments and contingent liabilities (Note 6)

Stockholders’ equity:
Common Stock, Class A, $0.25 par value; authorized 10,000,000 shares; 3,071,000 shares issued and outstanding as of June 29, 2013 and December 29, 2012, respectively, excluding 1,357,200 treasury shares	1,107	1,107
Capital surplus	5,271	5,271
Unrealized gain (loss) on investments, net of tax	(5)	1
Retained earnings	51,232	43,568

	57,605	49,947
Treasury stock, 1,357,200 shares at cost	(3,753)	(3,753)

Total stockholders’ equity	53,852	46,194

Total liabilities and stockholders’ equity	$97,479	$90,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Sales	$111,031	$107,699	$224,686	$214,926
Cost of sales	68,761	66,772	138,767	133,218

Gross profit	42,270	40,927	85,919	81,708
Selling, general and administrative expenses	34,285	32,627	70,221	66,669
Loss (gain) from exit activity	(200)	64	170	1,906

Operating income	8,185	8,236	15,528	13,133
Interest and dividend income	14	46	24	91
Interest expense	(21)	(21)	(43)	(43)
Other income (expense), net	0	0	17	0

Income before income taxes	8,178	8,261	15,526	13,181
Income tax provision	3,332	3,366	6,326	5,370

Net income	$4,846	$4,895	$9,200	$7,811

Other comprehensive gain (loss), net of tax:

Net unrealized holding gain (loss) from available-for-sale securities, net of income tax expense (benefit) of $2 and ($5) for 2013 and ($3) and ($2) for 2012, respectively	5	(5)	(6)	(3)

Comprehensive income	$4,851	$4,890	$9,194	$7,808

Basic and diluted net income per common share	$1.58	$1.59	$3.00	$2.54
Basic and diluted weighted average common shares outstanding	3,071,000	3,071,000	3,071,000	3,071,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012

Cash flows from operating activities:
Cash received from customers	$225,418	$215,636
Cash paid to suppliers and employees	(201,291)	(194,550)
Interest and dividends received	80	229
Interest paid	(43)	(43)
Income taxes paid	(8,705)	(3,914)
Cash paid for exit activity	(130)	(2,240)

Net cash provided by operating activities	15,329	15,118

Cash flows from investing activities:
Capital expenditures	(5,115)	(1,792)
Purchases of investments	(15,639)	(81,981)
Sales of investments	1,745	51,902
Proceeds from the sale of property, plant and equipment	105	20

Net cash used in investing activities	(18,904)	(31,851)

Cash flows from financing activities:
Cash dividends paid	(1,536)	(1,536)

Net cash used in financing activities	(1,536)	(1,536)

Net decrease in cash and cash equivalents	(5,111)	(18,269)

Cash and cash equivalents at beginning of period	16,037	30,675

Cash and cash equivalents at end of period	$10,926	$12,406

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In Thousands)

	Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012

Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$9,200	$7,811

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,322	2,523
Provision for losses on accounts receivable	14	22
Net loss from the disposal of property, plant and equipment	69	131
Realized gain on investments, net	(17)	0
Amortization of premium on investments	123	155
Stock appreciation rights compensation expense (income)	1,110	(434)

Change in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts receivable	676	683
Inventories	3,829	3,467
Other current assets	1,245	663
Other assets	(8)	13

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	(743)	(10)
Income taxes payable	(2,379)	1,456
Deferred rent	113	(494)
Other liabilities	(225)	(868)

Net cash provided by operating activities	$15,329	$15,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.      Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements of Arden Group, Inc. (Company or Arden) include the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. The Company currently operates 16 full-service supermarkets in Southern California through its wholly-owned subsidiary, Gelson’s Markets (Gelson’s) which carries both perishable and other grocery products.

The accompanying condensed consolidated financial statements for the thirteen and twenty-six weeks ended June 29, 2013 and June 30, 2012 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles in the United States (GAAP) for interim financial information. These financial statements have not been audited by an independent registered public accounting firm but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) regulations. Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2012 Annual Report on Form 10-K. The results of operations for the twenty-six week period ended June 29, 2013 are not necessarily indicative of the results to be expected for the full year ending December 28, 2013.

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

Cost of Sales

Cost of sales includes product costs (net of discounts and allowances) and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs. Warehouse and transportation costs include receiving costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center. Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products for resale. Advertising costs, net of vendor reimbursements, are expensed as incurred. Occupancy costs consist of rent, common area charges (where applicable), depreciation and utilities related to Gelson’s operations. The following table summarizes warehouse, transportation, purchasing, advertising, net of vendor reimbursements, and occupancy costs for the thirteen and twenty-six weeks ended June 29, 2013 and June 30, 2012:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Warehouse and Transportation	$1,866	$1,708	$3,696	$3,452
Purchasing	741	692	1,457	1,388
Advertising	340	548	763	986
Occupancy	5,600	5,418	10,991	10,601
	$8,547	$8,366	$16,907	$16,427

Fair Value Measurements

The fair value of the Company’s financial assets and liabilities which are measured on a recurring basis includes Investments which appear under Assets on the Condensed Consolidated Balance Sheets. As of June 29, 2013 and December 29, 2012, all of the Company’s investments were valued using Level 1 inputs as the investment portfolio consists of investment securities that are actively traded in the marketplace. Level 1 inputs are based on quoted prices in active markets for identical assets or liabilities.

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

2.      Multi-Employer Pension and Health Care Plans

The Company contributes to several multi-employer union pension and health care plans, administered by various trustees, in accordance with the provisions of various labor contracts. Pension and health care costs are generally based on the number of straight-time hours worked and the contribution rate per hour as stipulated in the Company’s various collective bargaining agreements. Union pension and health care plan expense totaled approximately $5,325,000 and $5,111,000 in the second quarter of 2013 and 2012, respectively. Contributions were approximately $10,676,000 for the first half of 2013 compared to $10,266,000 in the same period of the prior year.

The Arden Group, Inc. 401(k) Plan (Plan) covers all non-union employees of the Company and its subsidiaries who have attained the age of 18 and have completed the applicable service requirement. The Plan provides that, with certain limitations, an employee with at least one month of service may elect to contribute up to 100% of such employee’s annual compensation to the Plan up to a maximum of $17,500 in 2013 on a tax-deferred basis, in addition to catch up contributions up to a maximum of $5,500 for employees over the age of 50. Employees are eligible to participate in the Company’s discretionary contributions beginning on January 1 or July 1 following the completion of one year of service. The Company accrued $132,000 and $90,000 during the second quarter of 2013 and 2012, respectively, for anticipated contributions. The Company accrued $273,000 and $186,000 during the first half of 2013 and 2012, respectively.

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

The fair value of each SAR is estimated on the date of grant and, subsequently, at the end of each reporting period using the Black-Scholes option-pricing model which relies on the use of various highly subjective assumptions. The assumptions used in the Black-Scholes option-pricing model for the second quarter ended June 29, 2013 were as follows:

Dividend yield	.85%	-	.92%
Expected volatility	26.5%	-	34.7%
Risk-free interest rate	.3%	-	1.4%
Expected average term (years)	5.29	-	5.45

SARs compensation expense must be recognized each reporting period for changes in fair value and vesting. During the second quarter of 2013, the Company recognized $670,000 of SARs compensation expense reflecting an increase in the fair value of SARs during the quarter and additional vesting. During the second quarter of 2012, the Company reversed $170,000 of SARs compensation expense recognized in prior periods. On a year-to-date basis, the Company recognized SARs compensation expense of $1,110,000 for the first half of 2013 compared to the reversal of SARs compensation expense of $434,000 during the first half of the prior year. SARs compensation expense is recorded in Selling, General and Administrative (SG&A) Expense on the Condensed Consolidated Statements of Comprehensive Income. During the second quarter of 2013, 875 SARs units were exercised with an intrinsic value of approximately $8,181. Intrinsic value represents the amount by which the fair value of SARs on the date of exercise exceeds the base price. There were no SARs units granted, forfeited or expired during the second quarter of 2013. As of June 29, 2013, assuming no forfeitures or change in the SARs fair value, there was approximately $1,468,000 of total unrecognized compensation cost related to SARs which is expected to be recognized over a weighted average period of approximately 3.2 years. As of June 29, 2013, there were 136,625 SARs units outstanding.

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

5.      Store Openings and Closings

In September 2012, Gelson’s entered into a lease for a supermarket location in the marina area of Long Beach, California. Gelson’s took possession of the property on March 1, 2013. Gelson’s is in the process of extensively remodeling the site and currently anticipates opening a new Gelson’s supermarket at that location in late 2013. The development and actual opening of the location, and the costs of remodeling, are subject to normal construction uncertainties and the ability to obtain necessary governmental approvals among other things.

Gelson’s closed its store located in Northridge, California after the close of business on February 25, 2012. Effective March 6, 2012, Gelson’s reached an agreement with the landlord and a third party to assign the lease of the Northridge store to the third party. Gelson’s rent and all other obligations under the lease agreement ended May 1, 2012. In accordance with the assignment of the lease, various items of equipment were transferred by Gelson’s to the assignee and Gelson’s paid the assignee a lease assignment fee of $1,850,000 during the second quarter of 2012. In addition, Gelson’s incurred other closing costs of approximately $393,000 during fiscal 2012 to transfer excess product and supplies to other Gelson’s locations, to write off product which could not be transferred, to shut down and relocate or write off equipment and to maintain the store until Gelson’s was released from its lease obligation. Anticipated exit activity costs were recorded on the Condensed Consolidated Statement of Comprehensive Income in the line titled Loss (Gain) from Exit Activity during 2012. These costs were net of the reversal in 2012 of a deferred rent liability of $331,000 previously recorded for the Northridge location.

On March 18, 2013, the Company announced its decision to terminate the lease for its Gelson’s location in Pasadena, California in accordance with the lease terms. The store was closed on June 15, 2013, and Gelson’s rent and all other obligations under the lease agreement ended July 21, 2013. Gelson’s transferred some of the fixtures and equipment from the Pasadena location to the new Long Beach store discussed above. Gelson’s has recorded closing costs of approximately $170,000 to transfer excess product and supplies to other Gelson’s locations, to write off product which could not be transferred, to shut down and relocate or dispose of equipment and to maintain the store until Gelson’s was released from its lease obligation. These closing costs are included in the Loss (Gain) from Exit Activity line on the Condensed Consolidated Statement of Comprehensive Income. Active employees at the time of closure of the Pasadena store were offered employment at other Gelson’s locations.

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

In September 2012, Gelson’s entered into a lease for a supermarket location in Long Beach, California. Gelson’s took possession of the property on March 1, 2013. The terms of the lease require Gelson’s to extensively remodel the existing store in 2013. In addition, Gelson’s has committed to remodeling the exterior of its Sherman Oaks location.

7.      Recent Accounting Standards

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements; however, the amendment requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP. The pronouncement was effective for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 in the first quarter of 2013 had no impact on the Company’s consolidated financial statements.

8.       Subsequent Events

On July 19, 2013, the Company paid a regular quarterly cash dividend of $0.25 per share on Class A totaling approximately $768,000 to stockholders of record on June 28, 2013.

On July 15, 2013, the Company announced that its Board of Directors had initiated a process to explore and evaluate strategic alternatives, which may include a possible sale of the Company. The Company has retained Moelis & Company as its exclusive financial advisor to assist the Company in connection with the strategic review process. The Company has not made a decision to pursue any specific strategic transaction or any other strategic alternative, and there is no defined timeline for this strategic review. There can be no assurance that the review of strategic alternatives will result in the consummation of any transaction. The Company does not intend to comment further regarding the evaluation of strategic alternatives until such time as the Company’s Board of Directors has determined that further disclosure is appropriate or required.

In connection with the decision to explore strategic alternatives, the Board of Directors adopted the Arden Group, Inc. Change in Control Protection Plan (CIC Plan) to ensure a smooth transition in the event a qualifying change in control is consummated (Change in Control). Under the CIC Plan, certain employees of Arden and Gelson’s are eligible to receive various retention and/or severance benefits upon or after a Change in Control. Employees eligible to participate in the CIC Plan must enter into a letter agreement with the Company that sets forth the terms, conditions and amount of the participant’s CIC Plan benefits. Subject to the terms and conditions of the CIC Plan, upon a Change in Control, a participant under the CIC Plan who remains employed through the date of the Change in Control or who is terminated without cause or resigns for good reason prior thereto would be eligible to receive retention payments and, for one year thereafter if terminated without cause, would receive specified severance benefits. The Company’s obligation to provide each of the retention and/or severance benefits under the CIC Plan is conditioned upon the participant providing a general release of claims and complying with certain nondisclosure covenants.

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

Overview

Arden is a holding company which conducts operations through its first and second tier wholly-owned subsidiaries, Arden-Mayfair, Inc. and Gelson’s, respectively, as well as owning and managing its own real estate through Mayfair Realty, Inc. which is wholly-owned by the Company and Arden-Mayfair, Inc. As of December 31, 2011, Gelson’s operated 18 full-service supermarkets in Southern California. As described below, on February 25, 2012 and June 15, 2013, the Gelson’s stores in Northridge and Pasadena, respectively, were closed, reducing the number of supermarkets operated by Gelson’s to 16. The Company is currently remodeling a site in Long Beach which it currently anticipates opening in late 2013 which will increase store count to 17.

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

The Company’s management focuses on a number of performance indicators in evaluating financial condition and results of operations. Same store sales, transaction count, gross profit and labor costs are some of the key factors that management considers. Both sales and gross profit are significantly influenced by competition in our trade area. Gelson’s faces competition from regional and national supermarket chains (most of which have greater resources and a larger market share than Gelson’s), stores specializing in natural and organic foods, specialty and gourmet markets and grocery departments in mass merchandise and club stores. Weak economic conditions have led to an even more competitive market in the grocery industry in recent years. As discretionary income declined, some consumers have reduced their spending and are making more price conscious decisions which has caused us to compete for fewer customer dollars and offer more promotional discounts as our competitors have also done.

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

The Company contributes to multi-employer health care and pension plan trusts on behalf of its employees who are members of the UFCW. All employers who participate in the UFCW multi-employer plans are required to contribute at the same hourly rate based on straight-time hours worked in order to fund the plans. The Company’s health and welfare contribution rate increased effective the beginning of March 2012 and March 2013 in accordance with the UFCW collective bargaining agreement. As a result, average weekly health and welfare expense increased on each of these dates by approximately $15,000. A one-time surcharge of approximately $136,000 was paid in both March 2012 and March 2013 and an additional surcharge of $272,000 is due in February 2014. With respect to the pension plan, a rate increase became effective October 2012 resulting in an increase in expense of approximately $5,000 per week. A similar increase in pension contribution rates is scheduled effective October 2013. The increase in health and welfare and pension costs, as well as the labor cost issue discussed above, has negatively impacted the Company’s profitability and will continue to unless the Company is able to continue offsetting the increased expense through a combination of sales growth, increased gross margin, reduced labor hours and cost savings in other areas. In addition, the most recently available certified zone status provided by the pension plan trust indicates that the pension plan was in critical status (less than 65 percent funded) as defined by the Pension Protection Act of 2006 for the year ended March 31, 2011. A rehabilitation plan has been implemented by the plan trustee which includes a schedule of benefit cuts and contribution rate increases that allows for projected emergence from critical status at the end of the rehabilitation period on March 31, 2024. However, if the funded status of the plan deteriorates or if the rehabilitation plan is unsuccessful or if any of the participating employers in the plan withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to cover the underfunded liabilities associated with its participants, the Company may be required to negotiate with the union for additional contributions in the future.

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

Gelson’s closed its store located in Northridge, California after the close of business on February 25, 2012. Effective March 6, 2012, Gelson’s reached an agreement with the landlord and a third party to assign the lease of the Northridge store to the third party. Gelson’s rent and all other obligations under the lease agreement ended May 1, 2012. In accordance with the assignment of the lease, various items of equipment were transferred by Gelson’s to the assignee and Gelson’s paid the assignee a lease assignment fee of $1,850,000 during the second quarter of 2012. In addition, Gelson’s incurred other closing costs to transfer excess product and supplies to other Gelson’s locations, to write off product which could not be transferred, to shut down and relocate or write off equipment and to maintain the store until Gelson’s was released from its lease obligation. Other closing costs totaled approximately $393,000 during fiscal 2012. Anticipated exit activity costs were recorded on the Condensed Consolidated Statement of Comprehensive Income in the line titled Loss (Gain) from Exit Activity during 2012. These costs were net of the reversal in 2012 of a deferred rent liability of $331,000 previously recorded for the Northridge location. Overall such closing costs in the first half of 2012 amounted to $1,906,000.

In September 2012, Gelson’s entered into a lease for a supermarket location in the marina area of Long Beach, California. Gelson’s took possession of the property on March 1, 2013. Gelson’s is in the process of extensively remodeling the site and currently anticipates opening a new Gelson’s supermarket at that location in late 2013. The development and actual opening of the location, and the costs of remodeling, are subject to normal construction uncertainties and the ability to obtain necessary governmental approvals among other things.

On March 18, 2013, the Company announced its decision to terminate the lease for its Gelson’s location in Pasadena, California in accordance with the lease terms. The store was closed on June 15, 2013 and Gelson’s rent and all other obligations under the lease agreement ended July 21, 2013. Gelson’s transferred some of the fixtures and equipment from the Pasadena location to the new Long Beach store discussed above. Gelson’s has recorded closing costs of approximately $170,000 to transfer excess product and supplies to other Gelson’s locations, to write off product which could not be transferred, to shut down and relocate or dispose of equipment and to maintain the store until Gelson’s was released from its lease obligation. These closing costs are included in the Loss (Gain) from Exit Activity line on the Condensed Consolidated Statement of Comprehensive Income. Active employees at the time of closure of the Pasadena store were offered employment at other Gelson’s locations.

On July 15, 2013, the Company announced that its Board of Directors had initiated a process to explore and evaluate strategic alternatives, which may include a possible sale of the Company. The Company has retained Moelis & Company as its exclusive financial advisor to assist the Company in connection with the strategic review process. The Company has not made a decision to pursue any specific strategic transaction or any other strategic alternative, and there is no defined timeline for this strategic review. There can be no assurance that the review of strategic alternatives will result in the consummation of any transaction. The Company does not intend to comment further regarding the evaluation of strategic alternatives until such time as the Company’s Board of Directors has determined that further disclosure is appropriate or required.

In connection with the decision to explore strategic alternatives, the Board of Directors adopted the Arden Group, Inc. Change in Control Protection Plan (CIC Plan) to ensure a smooth transition in the event a qualifying change in control is consummated (Change in Control). Under the CIC Plan, certain employees of Arden and Gelson’s are eligible to receive various retention and/or severance benefits upon or after a Change in Control. Employees eligible to participate in the CIC Plan must enter into a letter agreement with the Company that sets forth the terms, conditions and amount of the participant’s CIC Plan benefits. Subject to the terms and conditions of the CIC Plan, upon a Change in Control, a participant under the CIC Plan who remains employed through the date of the Change in Control or who is terminated without cause or resigns for good reason prior thereto would be eligible to receive retention payments and, for one year thereafter if terminated without cause, would receive specified severance benefits. The Company’s obligation to provide each of the retention and/or severance benefits under the CIC Plan is conditioned upon the participant providing a general release of claims and complying with certain nondisclosure covenants.

Results of Operations

Second Quarter Analysis

Same store sales from the Company’s 16 supermarkets (excluding the Pasadena location which was closed June 15, 2013), were $107,994,000 during the second quarter of 2013 compared to $104,207,000 in the second quarter of 2012. The 3.6% increase in same store sales is due to an increase in the number of transactions in the second quarter of 2013 compared to the same period of the prior year, as well as inflation. Same store sales in the second quarter of 2013 when compared to the same period of 2012 were negatively impacted by the occurrence of Easter and Passover sales in the second quarter of the prior year versus the first quarter of 2013.

The Company’s gross profit as a percent of sales was 38.1% in the second quarter of 2013 compared to 38.0% in the same period of 2012. In calculating gross profit, the Company deducts product costs (net of discounts and allowances) and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs. Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense, excluding the Loss (Gain) from Exit Activities discussed above, as a percent of sales was 30.8% in the second quarter of 2013 compared to 30.3% in the same period of 2012. The increase in SG&A expense as a percent of sales is primarily due to an increase in SARs compensation expense in the second quarter of 2013 compared to the same period of the prior year. The Company recorded SARs compensation expense of approximately $670,000 in the second quarter of 2013 as the result of an increase in SARs fair value since the beginning of the quarter and additional vesting. In comparison, during the second quarter of 2012, the Company reversed approximately $170,000 of SARs compensation expense recognized in prior periods. SG&A expense in the second quarter of 2013 was also negatively impacted by an increase in UFCW health and welfare and pension contribution rates as discussed above. The increase in SG&A expense as a percent of sales was partially offset by an increase in sales without a comparable increase in expense as some costs do not increase at the same rate as sales.

Year-To-Date Analysis

Same store sales from the Company’s 16 supermarkets (excluding the Northridge and Pasadena locations which were closed February 25, 2012 and June 15, 2013, respectively), were $218,050,000 during the first half of 2013. This represents an increase of 5.7% from the same period of the prior year, when sales were $206,294,000. The increase in sales is due to an increase in the number of transactions in the first half of 2013 compared to the same period of the prior year, as well as inflation.

The Company’s gross profit as a percent of sales was 38.2% in the first half of 2013 compared to 38.0% in the same period of 2012. In calculating gross profit, the Company deducts product costs (net of discounts and allowances) and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs. Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense, excluding the Loss (Gain) from Exit Activity discussed above, as a percent of sales was 31.3% in the first half of 2013 compared to 31.0% in the same period of 2012. The increase in SG&A expense as a percent of sales is primarily due to an increase in SARs compensation expense in the first half of 2013 compared to the same period of the prior year. The Company recorded SARs compensation expense of approximately $1,110,000 in the first half of 2013 as the result of an increase in SARs fair value since the beginning of the year and additional vesting. In comparison, during the first half of 2012, the Company reversed approximately $434,000 of SARs compensation expense recognized in prior periods. SG&A expense in the first half of 2013 was also negatively impacted by an increase in UFCW health and welfare and pension contribution rates as discussed above. The increase in SG&A expense as a percent of sales was partially offset by an increase in sales without a comparable increase in expense as some costs do not increase at the same rate as sales.

CAPITAL EXPENDITURES/LIQUIDITY

The Company’s current cash position, including short-term investments and net cash provided by operating activities, is the primary source of funds available to meet the Company’s capital expenditure and liquidity requirements. The Company’s cash position, including short-term investments, at the end of the second quarter of 2013 was $26,474,000. During the twenty-six weeks ended June 29, 2013, the Company generated $15,329,000 of cash from operating activities compared to $15,118,000 in the same period of 2012.

Cash not required for the immediate needs of the Company is temporarily invested in U.S. Treasuries, certificates of deposit, money market funds, commercial paper, mutual funds and corporate and government securities. The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores. In September 2012, Gelson’s entered into a lease for a Gelson’s supermarket location in Long Beach, California. Gelson’s took possession of the property on March 1, 2013. Gelson’s is in the process of extensively remodeling the site and anticipates opening a new supermarket at that location in late 2013. In addition, Gelson’s has committed to remodeling the exterior of its Sherman Oaks location.

The Company has an unsecured revolving line of credit facility available for standby letters of credit, funding operations and expansion. The credit agreement provides for borrowings and/or letters of credit up to an aggregate principal amount at any one time of $25,000,000 and expires on June 1, 2014. There were no outstanding borrowings against the revolving line of credit as of June 29, 2013. The Company currently maintains four standby letters of credit aggregating $7,644,000 as of June 29, 2013 in connection with lease and self-insurance requirements.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of June 29, 2013:

	Contractual Cash Obligations (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

7% Subordinated Income Debentures Due September 2014 Including Interest	$1,357	$86	$1,271	$0	$0

Operating Leases	143,895	11,299	21,911	19,752	90,933

Total Contractual Cash Obligations (1)	$145,252	$11,385	$23,182	$19,752	$90,933

	Other Commercial Commitments (In Thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Standby Letters of Credit (2)	$7,644	$7,644	$0	$0	$0

(1)	Other Contractual Obligations

The Company had the following other contractual cash obligations at June 29, 2013. The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments are unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to general and auto liability claims and for all open years prior to July 1, 2006 for workers’ compensation. The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis. Effective July 1, 2006, the Company purchased a fully insured guaranteed cost workers’ compensation insurance policy for losses occurring after June 30, 2006. This policy replaced the high deductible program for workers’ compensation. Liabilities associated with the risks that are retained by the Company under the high deductible programs are estimated, in part, by considering historical claims experience and regression analysis. Accruals are based on undeveloped reported claims and an estimate of claims incurred but not reported. While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims. The Company’s reserve for unpaid and incurred but not reported claims at June 29, 2013 was approximately $1,639,000.

Property, Plant and Equipment Purchases

The Company has an ongoing program to remodel existing supermarkets and to add new stores. During the first half of 2013, capital expenditures were $5,115,000. As of June 29, 2013, management had authorized future expenditures on incomplete projects for the purchase and remodel of property, plant and equipment which totaled approximately $10,549,000 which includes remodeling expenditures required under our lease agreement for the new store in Long Beach, California, as discussed above.

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

The Company has a stock repurchase program, authorized by the Board of Directors, to purchase shares of its Class A in the open market or in private transactions from time to time. The timing, volume and price of purchases are at the discretion of the management of the Company. There are currently 132,806 shares of Class A authorized for repurchase. No stock was repurchased under this program during the second quarter of 2013.

On July 19, 2013, the Company paid a regular quarterly cash dividend of $0.25 per share of Class A totaling approximately $768,000 to stockholders of record as of June 28, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently has no outstanding bank debt or fixture financing. If the Company should borrow in the future, the Company could then be exposed to market risk related to interest fluctuations.

A change in market prices exposes the Company to market risk related to its investments. As of June 29, 2013, all investments were classified as available-for-sale securities and totaled $15,548,000. A hypothetical 10% drop in the market value of these investments would result in a $1,555,000 unrealized loss and a corresponding decrease in the fair value of these instruments. This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

The Company has employed what it believes to be a conservative investment strategy. The Company chooses what it believes are low risk investments with high credit, quality institutions.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and the Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 29, 2013. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 29, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ARDEN GROUP, INC.
Registrant

Date:	August 8, 2013	/s/LAURA J. NEUMANN
Laura J. Neumann
Chief Financial Officer
(Authorized Signatory)