Form 10-Q
period 2013-09-28
ARDEN GROUP INC
filed 2013-11-07
CIK 225051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s class of common stock as of November 1, 2013 was:

3,071,000 shares of Class A Common Stock

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

	September 28, 2013	December 29, 2012
Assets

Current assets:
Cash and cash equivalents	$20,206	$16,037
Investments	5,510	1,759
Accounts receivable, net of allowance for doubtful accounts, of $176 and $187 as of September 28, 2013 and December 29, 2012, respectively	4,205	4,882
Income taxes receivable	3,121	0
Inventories, net	16,200	19,689
Deferred income taxes	1,365	1,364
Other current assets	4,413	3,581

Total current assets	55,020	47,312

Property, plant and equipment, net	46,367	38,074
Deferred income taxes	1,761	1,761
Other assets	2,886	2,900

Total assets	$106,034	$90,047

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$16,627	$16,335
Income taxes payable	0	481
Short-term debt	1,228	0
Other current liabilities	20,276	16,162

Total current liabilities	38,131	32,978

Long-term debt	0	1,228
Deferred rent	5,768	5,527
Other liabilities	5,317	4,120

Total liabilities	49,216	43,853

Commitments and contingent liabilities (Note 6)
Stockholders’ equity:
Common Stock, Class A, $0.25 par value; authorized 10,000,000 shares; 3,071,000 shares issued and outstanding as of September 28, 2013 and December 29, 2012, respectively, excluding 1,357,200 treasury shares	1,107	1,107
Capital surplus	5,271	5,271
Unrealized gain (loss) on investments, net of tax	(1)	1
Retained earnings	54,194	43,568

	60,571	49,947
Treasury stock, 1,357,200 shares at cost	(3,753)	(3,753)

Total stockholders’ equity	56,818	46,194

Total liabilities and stockholders’ equity	$106,034	$90,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(UNAUDITED)

(In Thousands, Except Share and Per Share Data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Sales	$112,121	$108,150	$336,807	$323,076
Cost of sales	69,497	66,396	208,264	199,614

Gross profit	42,624	41,754	128,543	123,462
Selling, general and administrative expenses	36,370	33,207	106,591	99,876
Loss (gain) from exit activity	(49)	6	121	1,912

Operating income	6,303	8,541	21,831	21,674
Interest and dividend income	12	47	36	138
Interest expense	(22)	(22)	(65)	(65)
Other income (expense), net	0	0	17	0

Income before income taxes	6,293	8,566	21,819	21,747
Income tax provision	2,564	3,491	8,890	8,861

Net income	$3,729	$5,075	$12,929	$12,886

Other comprehensive gain (loss), net of tax:

Net unrealized holding gain (loss) from available-for-sale securities, net of income tax expense (benefit) of $4 and ($1) for 2013 and $7 and $5 for 2012, respectively	4	10	(2)	7

Comprehensive income	$3,733	$5,085	$12,927	$12,893

Basic and diluted net income per common share	$1.21	$1.65	$4.21	$4.20
Basic and diluted weighted average common shares outstanding	3,071,000	3,071,000	3,071,000	3,071,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Thirty-Nine Weeks Ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Cash received from customers	$337,509	$323,383
Cash paid to suppliers and employees	(302,719)	(295,045)
Interest and dividends received	150	367
Interest paid	(86)	(86)
Income taxes paid	(12,492)	(5,394)
Cash paid for exit activity	(119)	(2,243)

Net cash provided by operating activities	22,243	20,982

Cash flows from investing activities:
Capital expenditures	(12,034)	(3,386)
Purchases of investments	(15,639)	(102,516)
Sales of investments	11,745	78,266
Proceeds from the sale of property, plant and equipment	157	24

Net cash used in investing activities	(15,771)	(27,612)

Cash flows from financing activities:
Cash dividends paid	(2,303)	(2,303)

Net cash used in financing activities	(2,303)	(2,303)

Net increase (decrease) in cash and cash equivalents	4,169	(8,933)
Cash and cash equivalents at beginning of period	16,037	30,675

Cash and cash equivalents at end of period	$20,206	$21,742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In Thousands)

	Thirty-Nine Weeks Ended
	September 28, 2013	September 29, 2012
Reconciliation of Net Income to Net Cash Provided by Operating Activities:

Net income	$12,929	$12,886

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,530	3,728
Provision for losses on accounts receivable	18	31
Net loss from the disposal of property, plant and equipment	54	149
Realized gain on investments, net	(17)	0
Amortization of premium on investments	169	297
Stock appreciation rights compensation expense (income)	3,049	(234)

Change in assets and liabilities net of effects from noncash investing and financing activities:

(Increase) decrease in assets:
Accounts receivable	659	238
Inventories	3,489	1,927
Other current assets	(832)	(657)
Other assets	2	18

Increase (decrease) in liabilities:
Accounts payable, trade and other current liabilities	2,762	1,145
Income taxes payable	(3,602)	3,467
Deferred rent	241	(605)
Other liabilities	(208)	(1,408)

Net cash provided by operating activities	$22,243	$20,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARDEN GROUP, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.      Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements of Arden Group, Inc. (Company or Arden) include the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. As of September 28, 2013, the Company operated 16 full-service supermarkets in Southern California through its wholly-owned subsidiary, Gelson’s Markets (Gelson’s) which carries both perishable and other grocery products. On November 7, 2013, Gelson’s opened a new store located in the marina area of Long Beach, California.

The accompanying condensed consolidated financial statements for the thirteen and thirty-nine weeks ended September 28, 2013 and September 29, 2012 have been prepared in accordance with the instructions to Form 10-Q, Article 10 of Regulation S-X and generally accepted accounting principles in the United States (GAAP) for interim financial information. These financial statements have not been audited by an independent registered public accounting firm but include all adjustments which, in the opinion of management of the Company, are necessary for a fair statement of the financial position and the results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to Securities and Exchange Commission (SEC) regulations. Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Company’s fiscal 2012 Annual Report on Form 10-K. The results of operations for the thirty-nine week period ended September 28, 2013 are not necessarily indicative of the results to be expected for the full year ending December 28, 2013.

Revenue Recognition

The Company recognizes revenue at the time of sale. Revenue is recorded net of sales tax. Discounts given to customers are recorded at the point of sale as a reduction of revenue. The Company maintains a bad debt allowance for receivables from vendors and Gelson’s charge card users. Allowances are adjusted periodically based on historical recovery rates. The Company records income from licensing arrangements, subleases, leases and finance charges as they are earned. Income from all licensing arrangements, rental income and finance charges represents less than 1% of sales for all periods presented and, therefore, is not disclosed separately on the Condensed Consolidated Statements of Comprehensive Income.

Cost of Sales

Cost of sales includes product costs (net of discounts and allowances) and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs. Warehouse and transportation costs include receiving costs, internal transfer costs, labor, building rent, utilities, depreciation, repairs and maintenance and fuel for the Company’s distribution center. Purchasing costs include both labor and administrative expense associated with the purchase of the Company’s products for resale. Advertising costs, net of vendor reimbursements, are expensed as incurred. Occupancy costs consist of rent, common area charges (where applicable), depreciation and utilities related to Gelson’s operations. The following table summarizes warehouse, transportation, purchasing, advertising, net of vendor reimbursements, and occupancy costs for the thirteen and thirty-nine weeks ended September 28, 2013 and September 29, 2012:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Warehouse and Transportation	$2,007	$1,849	$5,703	$5,301
Purchasing	720	665	2,177	2,053
Advertising	588	386	1,351	1,372
Occupancy	5,971	5,614	16,962	16,215
	$9,286	$8,514	$26,193	$24,941

Fair Value Measurements

The fair value of the Company’s financial assets and liabilities which are measured on a recurring basis includes Investments which appear under Assets on the Condensed Consolidated Balance Sheets. As of September 28, 2013 and December 29, 2012, all of the Company’s investments were valued using Level 1 inputs as the investment portfolio consists of investment securities that are actively traded in the marketplace. Level 1 inputs are based on quoted prices in active markets for identical assets or liabilities. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these instruments.

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

2.      Multi-Employer Pension and Health Care Plans

The Company contributes to several multi-employer union pension and health care plans, administered by various trustees, in accordance with the provisions of various labor contracts. Pension and health care costs are generally based on the number of straight-time hours worked and the contribution rate per hour as stipulated in the Company’s various collective bargaining agreements. Union pension and health care plan expense totaled approximately $5,387,000 and $5,117,000 in the third quarter of 2013 and 2012, respectively. Contributions were approximately $16,063,000 for the first nine months of 2013 compared to $15,383,000 in the same period of the prior year.

The Arden Group, Inc. 401(k) Plan (Plan) covers all non-union employees of the Company and its subsidiaries who have attained the age of 18 and have completed the applicable service requirement. The Plan provides that, with certain limitations, an employee with at least one month of service may elect to contribute up to 100% of such employee’s annual compensation to the Plan up to a maximum of $17,500 in 2013 on a tax-deferred basis, in addition to catch up contributions up to a maximum of $5,500 for employees over the age of 50. Employees are eligible to participate in the Company’s discretionary contributions beginning on January 1 or July 1 following the completion of one year of service. The Company accrued $129,000 and $95,000 during the third quarter of 2013 and 2012, respectively, for anticipated contributions. The Company accrued $403,000 and $281,000 during the first nine months of 2013 and 2012, respectively.

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

The fair value of each SAR is estimated on the date of grant and, subsequently, at the end of each reporting period using the Black-Scholes option-pricing model which relies on the use of various highly subjective assumptions. The assumptions used in the Black-Scholes option-pricing model for the third quarter ended September 28, 2013 were as follows:

Dividend yield	.69%	-	.75%
Expected volatility	26.9%	-	30.7%
Risk-free interest rate	.2%	-	1.3%
Expected average term (years)	5.29	-	5.45

SARs compensation expense must be recognized each reporting period for changes in fair value and vesting. During the third quarter of 2013, the Company recognized $1,939,000 of SARs compensation expense reflecting an increase in the fair value of SARs during the quarter and additional vesting. During the third quarter of 2012, the Company recognized $200,000 of SARs compensation expense. On a year-to-date basis, the Company recognized SARs compensation expense of $3,049,000 for the first nine months of 2013 compared to the reversal of SARs compensation expense of $234,000 during the first nine months of the prior year. SARs compensation expense is recorded in Selling, General and Administrative (SG&A) Expense on the Condensed Consolidated Statements of Comprehensive Income. During the third quarter of 2013, 250 SARs units were exercised with an intrinsic value of approximately $14,158. Intrinsic value represents the amount by which the fair value of SARs on the date of exercise exceeds the base price. During the third quarter of 2013, 2,625 SARs units were forfeited. No SARs units were granted, nor did any expire, during the third quarter of 2013. As of September 28, 2013, assuming no forfeitures or change in the SARs fair value, there was approximately $1,996,000 of total unrecognized compensation cost related to SARs which is expected to be recognized over a weighted average period of approximately 3.0 years. As of September 28, 2013, there were 133,750 SARs units outstanding.

Under the Change in Control Protection Plan (CIC Plan) adopted by the Company (see Note 8 below), under certain circumstances the vesting of SARs units held by employees benefiting from the CIC Plan would accelerate. In addition, upon a change in control, all SARs units held by non-employee directors would automatically vest pursuant to an action taken by the Board of Directors in July 2013.

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

5.      Store Openings and Closings

In September 2012, Gelson’s entered into a lease for a supermarket location in the marina area of Long Beach, California. Gelson’s took possession of the property on March 1, 2013. After extensively remodeling the site, Gelson’s opened a new supermarket at that location on November 7, 2013.

In September 2013, Gelson’s entered into a lease for a supermarket location in La Cañada Flintridge, California. Gelson’s took possession of the property on November 1, 2013 and anticipates opening a new supermarket at that location in February 2014. The remodel and actual opening of the location is subject to, among other things, necessary governmental approvals.

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

On March 18, 2013, the Company announced its decision to terminate the lease for its Gelson’s location in Pasadena, California in accordance with the lease terms. The store was closed on June 15, 2013, and Gelson’s rent and all other obligations under the lease agreement ended July 21, 2013. Gelson’s transferred some of the fixtures and equipment from the Pasadena location to the new Long Beach store discussed above. Gelson’s has recorded closing costs of approximately $121,000 to transfer excess product and supplies to other Gelson’s locations, to write off product which could not be transferred, to shut down and relocate or dispose of equipment and to maintain the store until Gelson’s was released from its lease obligation. These closing costs are included in the Loss (Gain) from Exit Activity line on the Condensed Consolidated Statement of Comprehensive Income.

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

In September 2012, Gelson’s entered into a lease for a supermarket location in Long Beach, California. The terms of the lease required Gelson’s to extensively remodel the existing store in 2013. In addition, Gelson’s has committed to remodeling the exterior of its Sherman Oaks location.

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

8.      Strategic Alternatives

On July 15, 2013, the Company announced that its Board of Directors had initiated a process to explore and evaluate strategic alternatives, which may include a possible sale of the Company. The Company has retained Moelis & Company as its exclusive financial adviser to assist the Company in connection with the strategic review process. The Company has not made a decision to pursue any specific strategic transaction or any other strategic alternative, and there is no defined timeline for this strategic review. There can be no assurance that the review of strategic alternatives will result in the consummation of any transaction. The Company does not intend to comment further regarding the evaluation of strategic alternatives until such time as the Company’s Board of Directors has determined that further disclosure is appropriate or required.

In connection with the decision to explore strategic alternatives, the Board of Directors adopted the Arden Group, Inc. CIC Plan to ensure a smooth transition in the event a qualifying change in control is consummated (Change in Control). Under the CIC Plan, certain employees of Arden and Gelson’s are eligible to receive various retention and/or severance benefits upon or after a Change in Control. Under certain circumstances, the vesting of those employees’ SARs units would accelerate upon a Change in Control. Employees eligible to participate in the CIC Plan must enter into a letter agreement with the Company that sets forth the terms, conditions and amount of the participant’s CIC Plan benefits. Subject to the terms and conditions of the CIC Plan, upon a Change in Control, a participant under the CIC Plan who remains employed through the date of the Change in Control or who is terminated without cause or resigns for good reason prior thereto would be eligible to receive retention payments. Beginning 30 days prior to a Change in Control and for one year thereafter, if a participant is terminated without cause or resigns for good reason, the participant would receive specified severance benefits. The Company’s obligation to provide each of the retention and/or severance benefits under the CIC Plan is conditioned upon the participant providing a general release of claims and complying with certain nondisclosure covenants.

9.      Subsequent Events

On October 18, 2013, the Company paid a regular quarterly cash dividend of $0.25 per share on Class A totaling approximately $768,000 to stockholders of record on September 27, 2013.

On November 7, 2013, Gelson’s opened a new store located in the marina area of Long Beach, California.

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

Overview

Arden is a holding company which conducts operations through its first and second tier wholly-owned subsidiaries, Arden-Mayfair, Inc. and Gelson’s, respectively, as well as owning and managing its own real estate through Mayfair Realty, Inc. which is wholly-owned by the Company and Arden-Mayfair, Inc. As of December 31, 2011, Gelson’s operated 18 full-service supermarkets in Southern California. As described below, on February 25, 2012 and June 15, 2013, the Gelson’s stores in Northridge and Pasadena, respectively, were closed, reducing the number of supermarkets operated by Gelson’s to 16. The Company opened a new store in Long Beach, California on November 7, 2013, increasing the number to 17. In addition, the Company plans to open a new store in La Cañada Flintridge in February 2014.

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

The Company contributes to multi-employer health care and pension plan trusts on behalf of its employees who are members of the UFCW. All employers who participate in the UFCW multi-employer plans are required to contribute at the same hourly rate based on straight-time hours worked in order to fund the plans. The Company’s health and welfare contribution rate increased effective the beginning of March 2012 and March 2013 in accordance with the UFCW collective bargaining agreement. As a result, average weekly health and welfare expense increased on each of these dates by approximately $15,000. A one-time surcharge of approximately $136,000 was paid in both March 2012 and March 2013 and an additional surcharge of $272,000 is due in February 2014. With respect to the pension plan, a rate increase became effective October 2012 resulting in an increase in expense of approximately $5,000 per week. A similar increase in the pension contribution rate occurred effective October 2013. The increase in health and welfare and pension costs, as well as the labor cost issue discussed above, has negatively impacted the Company’s profitability and will continue to unless the Company is able to continue offsetting the increased expense through a combination of sales growth, increased gross margin, reduced labor hours and cost savings in other areas. In addition, the most recently available certified zone status provided by the pension plan trust indicates that the pension plan was in critical status (less than 65 percent funded) as defined by the Pension Protection Act of 2006 for the year ended March 31, 2012. A rehabilitation plan has been implemented by the plan trustee which includes a schedule of benefit cuts and contribution rate increases that allows for projected emergence from critical status at the end of the rehabilitation period on March 31, 2024. However, if the funded status of the plan deteriorates or if the rehabilitation plan is unsuccessful or if any of the participating employers in the plan withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to cover the underfunded liabilities associated with its participants, the Company may be required to negotiate with the union for additional contributions in the future.

The Company’s current and prior quarterly results have frequently reflected fluctuations in operating income as a result of adjustments recorded to reflect the change in the fair value of SARs that have been granted to non-employee directors and certain employees. Each SAR entitles the holder to receive cash upon exercise equal to the excess of the fair market value of a share of the Company’s Class A, as determined in accordance with the SARs agreement, on the date of exercise over the grant price. Fluctuations in the market price of the Company’s Class A impact the recognition or reversal of SARs compensation expense in the period being reported upon. Since the Company cannot predict future fluctuations in the market price of its stock, it also cannot forecast future SARs compensation expense adjustments and the extent to which operating income will be impacted. Volatility in the stock market makes this difficult to predict. Under the CIC Plan, discussed below, and under the amendments to the Directors’ Phantom Stock Unit Agreements, vesting of SARs units may accelerate in the event of a Change in Control.

Gelson’s closed its store located in Northridge, California after the close of business on February 25, 2012. Effective March 6, 2012, Gelson’s reached an agreement with the landlord and a third party to assign the lease of the Northridge store to the third party. Gelson’s rent and all other obligations under the lease agreement ended May 1, 2012. In accordance with the assignment of the lease, various items of equipment were transferred by Gelson’s to the assignee and Gelson’s paid the assignee a lease assignment fee of $1,850,000 during the second quarter of 2012. In addition, Gelson’s incurred other closing costs to transfer excess product and supplies to other Gelson’s locations, to write off product which could not be transferred, to shut down and relocate or write off equipment and to maintain the store until Gelson’s was released from its lease obligation. Other closing costs totaled approximately $393,000 during fiscal 2012. Anticipated exit activity costs were recorded during 2012 on the Condensed Consolidated Statement of Comprehensive Income in the line titled Loss (Gain) from Exit Activity. These costs were net of the reversal in 2012 of a deferred rent liability of $331,000 previously recorded for the Northridge location.

In September 2012, Gelson’s entered into a lease for a supermarket location in the marina area of Long Beach, California. Gelson’s took possession of the property on March 1, 2013. After extensively remodeling the site, Gelson’s opened a new supermarket at that location on November 7, 2013.

On March 18, 2013, the Company announced its decision to terminate the lease for its Gelson’s location in Pasadena, California in accordance with the lease terms. The store was closed on June 15, 2013 and Gelson’s rent and all other obligations under the lease agreement ended July 21, 2013. Gelson’s transferred some of the fixtures and equipment from the Pasadena location to the new Long Beach store discussed above. Gelson’s has recorded closing costs of approximately $121,000 to transfer excess product and supplies to other Gelson’s locations, to write off product which could not be transferred, to shut down and relocate or dispose of equipment and to maintain the store until Gelson’s was released from its lease obligation. These closing costs are included in the Loss (Gain) from Exit Activity line on the Condensed Consolidated Statement of Comprehensive Income.

In September 2013, Gelson’s entered into a lease for a supermarket location in La Cañada Flintridge, California. Gelson’s took possession of the property on November 1, 2013 and anticipates opening a new supermarket at that location in February 2014. The remodel and actual opening of the location is subject to, among other things, necessary governmental approvals.

On July 15, 2013, the Company announced that its Board of Directors had initiated a process to explore and evaluate strategic alternatives, which may include a possible sale of the Company. The Company has retained Moelis & Company as its exclusive financial adviser to assist the Company in connection with the strategic review process. The Company has not made a decision to pursue any specific strategic transaction or any other strategic alternative, and there is no defined timeline for this strategic review. There can be no assurance that the review of strategic alternatives will result in the consummation of any transaction. The Company does not intend to comment further regarding the evaluation of strategic alternatives until such time as the Company’s Board of Directors has determined that further disclosure is appropriate or required.

In connection with the decision to explore strategic alternatives, the Board of Directors adopted the Arden Group, Inc. CIC Plan to ensure a smooth transition in the event a Change in Control is consummated. Under the CIC Plan, certain employees of Arden and Gelson’s are eligible to receive various retention and/or severance benefits upon or after a Change in Control. Under certain circumstances, the vesting of those employees’ SARs units would accelerate upon a Change in Control. Employees eligible to participate in the CIC Plan must enter into a letter agreement with the Company that sets forth the terms, conditions and amount of the participant’s CIC Plan benefits. Subject to the terms and conditions of the CIC Plan, upon a Change in Control, a participant under the CIC Plan who remains employed through the date of the Change in Control or who is terminated without cause or resigns for good reason prior thereto would be eligible to receive retention payments. Beginning 30 days prior to a Change in Control and for one year thereafter, if a participant is terminated without cause or resigns for good reason, the participant would receive specified severance benefits. The Company’s obligation to provide each of the retention and/or severance benefits under the CIC Plan is conditioned upon the participant providing a general release of claims and complying with certain nondisclosure covenants.

Results of Operations

Third Quarter Analysis

Same store sales from the Company’s 16 supermarkets were $111,068,000 during the third quarter of 2013 compared to $104,709,000 in the third quarter of 2012. The 6.1% increase in same store sales is due to an increase in the number of transactions in the third quarter of 2013 compared to the same period of the prior year, as well as inflation.

The Company’s gross profit as a percent of sales was 38.0% in the third quarter of 2013 compared to 38.6% in the same period of 2012. In calculating gross profit, the Company deducts product costs (net of discounts and allowances) and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs. Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense, excluding the Loss (Gain) from Exit Activities discussed above, as a percent of sales was 32.4% in the third quarter of 2013 compared to 30.7% in the same period of 2012. The increase in SG&A expense as a percent of sales is primarily due to an increase in SARs compensation expense in the third quarter of 2013 compared to the same period of the prior year principally resulting from the increase in the price of the Company’s Class A. The Company recorded SARs compensation expense of approximately $1,939,000 in the third quarter of 2013 as the result of an increase in SARs fair value since the beginning of the quarter and additional vesting. In comparison, the Company recognized approximately $200,000 of SARs compensation expense in the third quarter of 2012. SG&A expense in the third quarter of 2013 was also negatively impacted by an increase in worker’s compensation premiums effective July 1, 2013 and an increase in UFCW health and welfare and pension contribution rates as discussed above partially offset by a reduction in labor dollars as a percent of sales. In addition, the increase in SG&A expense as a percent of sales was partially offset by an increase in sales without a comparable increase in expense as some costs do not increase at the same rate as sales.

Year-To-Date Analysis

Same store sales from the Company’s 16 supermarkets (excluding the Northridge and Pasadena locations which were closed February 25, 2012 and June 15, 2013, respectively), were $329,118,000 during the first nine months of 2013. This represents an increase of 5.8% from the same period of the prior year, when same store sales were $311,003,000. The increase in sales is due to an increase in the number of transactions in the first nine months of 2013 compared to the same period of the prior year, as well as inflation.

The Company’s gross profit as a percent of sales was 38.2% in the first nine months of 2013 compared to 38.2% in the same period of 2012. In calculating gross profit, the Company deducts product costs (net of discounts and allowances) and inbound freight charges, as well as warehouse, transportation, purchasing, advertising and occupancy costs. Gross profit as a percent of sales for the Company may not be comparable to those of other companies in the grocery industry since there may be differences in recording certain costs as cost of sales or as SG&A expense.

SG&A expense, excluding the Loss (Gain) from Exit Activity discussed above, as a percent of sales was 31.6% in the first nine months of 2013 compared to 30.9% in the same period of 2012. The increase in SG&A expense as a percent of sales is primarily due to an increase in SARs compensation expense in the first nine months of 2013 compared to the same period of the prior year principally resulting from the increase in the price of the Company’s Class A. The Company recorded SARs compensation expense of approximately $3,049,000 in the first nine months of 2013 as the result of an increase in SARs fair value since the beginning of the year and additional vesting. In comparison, during the first nine months of 2012, the Company reversed approximately $234,000 of SARs compensation expense recognized in prior periods. SG&A expense in the first nine months of 2013 was also negatively impacted by an increase in UFCW health and welfare and pension contribution rates as discussed above partially offset by a reduction in labor dollars as a percent of sales. In addition, the increase in SG&A expense as a percent of sales was partially offset by an increase in sales without a comparable increase in expense as some costs do not increase at the same rate as sales.

CAPITAL EXPENDITURES/LIQUIDITY

The Company’s current cash position, including short-term investments and net cash provided by operating activities, is the primary source of funds available to meet the Company’s capital expenditure and liquidity requirements. The Company’s cash position, including short-term investments, at the end of the third quarter of 2013 was $25,716,000. During the thirty-nine weeks ended September 28, 2013, the Company generated $22,243,000 of cash from operating activities compared to $20,982,000 in the same period of 2012.

Cash not required for the immediate needs of the Company is temporarily invested in U.S. Treasuries, certificates of deposit, money market funds, commercial paper, mutual funds and corporate and government securities. The Company is continually investigating opportunities for the use of these funds including new locations and the expansion and remodel of existing stores. In September 2012, Gelson’s entered into a lease for a Gelson’s supermarket location in Long Beach, California. Gelson’s took possession of the property on March 1, 2013. After extensively remodeling the site, Gelson’s opened a new supermarket at that location on November 7, 2013. In September 2013, Gelson’s entered into a lease for a supermarket location in La Cañada Flintridge, California. Gelson’s took possession of the property on November 1, 2013 and, after some remodeling, anticipates opening the store in February 2014. In addition, Gelson’s has committed to remodeling the exterior of its Sherman Oaks location.

The Company has an unsecured revolving line of credit facility available for standby letters of credit, funding operations and expansion. The credit agreement provides for borrowings and/or letters of credit up to an aggregate principal amount at any one time of $25,000,000 and expires on June 1, 2014. There were no outstanding borrowings against the revolving line of credit as of September 28, 2013. The Company currently maintains four standby letters of credit aggregating $7,394,000 as of September 28, 2013 in connection with lease and self-insurance requirements.

The following table sets forth the Company’s contractual cash obligations and commercial commitments as of September 28, 2013:

	Contractual Cash Obligations (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

7% Subordinated Income Debentures
Due September 2014 Including Interest	$1,314	$1,314	$0	$0	$0
Operating Leases	148,651	11,659	22,852	21,032	93,108

Total Contractual Cash Obligations (1)	$149,965	$12,973	$22,852	$21,032	$93,108

	Other Commercial Commitments (In Thousands)
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Standby Letters of Credit (2)	$7,394	$7,394	$0	$0	$0

(1)	Other Contractual Obligations

The Company had the following other contractual cash obligations at September 28, 2013. The Company is unable to include these liabilities in the tabular disclosure of contractual cash obligations as the exact timing and amount of payments are unknown.

Self-Insurance Reserves

The Company is primarily self-insured for losses related to general and auto liability claims and for all open years prior to July 1, 2006 for worker’s compensation. The Company maintains stop-loss coverage to limit its loss exposure on a per claim basis. Effective July 1, 2006, the Company purchased a fully insured guaranteed cost worker’s compensation insurance policy for losses occurring after June 30, 2006. This policy replaced the high deductible program for worker’s compensation. Liabilities associated with the risks that are retained by the Company under the high deductible programs are estimated, in part, by considering historical claims experience and regression analysis. Accruals are based on undeveloped reported claims and an estimate of claims incurred but not reported. While the ultimate amount of claims incurred is dependent on future developments, in management’s opinion recorded reserves are adequate to cover the future payment of claims. The Company’s reserve for unpaid and incurred but not reported claims at September 28, 2013 was approximately $1,670,000.

Property, Plant and Equipment Purchases

The Company has an ongoing program to remodel existing supermarkets and to add new stores. During the first nine months of 2013, capital expenditures were $12,034,000. As of September 28, 2013, management had authorized future expenditures on incomplete projects for the purchase and remodel of property, plant and equipment which totaled approximately $9,360,000 which includes a portion of the remodeling expenditures for the new store in Long Beach and anticipated remodeling expenditures for the new store in La Cañada Flintridge, California, as discussed above.

(2)	Standby Letters of Credit

The Company’s letters of credit renew automatically each year unless the issuer notifies the Company otherwise. The amount of each outstanding letter of credit held pursuant to the Company’s worker’s compensation and general and auto liability insurance programs is adjusted annually based upon the outstanding claim reserves as of the renewal date. Each letter of credit obligation related to insurance will cease when all claims for the particular policy year are closed or the Company negotiates a release. The amount of another letter of credit related to one of the Company’s leases is adjusted periodically in accordance with the lease.

The Company has a stock repurchase program, authorized by the Board of Directors, to purchase shares of its Class A in the open market or in private transactions from time to time. The timing, volume and price of purchases are at the discretion of the management of the Company. There are currently 132,806 shares of Class A authorized for repurchase. No stock was repurchased under this program during the third quarter of 2013.

On October 18, 2013, the Company paid a regular quarterly cash dividend of $0.25 per share of Class A totaling approximately $768,000 to stockholders of record as of September 27, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently has no outstanding bank debt or fixture financing. If the Company should borrow in the future, the Company could then be exposed to market risk related to interest fluctuations.

A change in market prices exposes the Company to market risk related to its investments. As of September 28, 2013, all investments were classified as available-for-sale securities and totaled $5,510,000. A hypothetical 10% drop in the market value of these investments would result in a $551,000 unrealized loss and a corresponding decrease in the fair value of these instruments. This hypothetical drop would not affect cash flow and would not have an impact on earnings until the Company sold the investments.

The Company has employed what it believes to be a conservative investment strategy. The Company chooses what it believes are low risk investments with high credit, quality institutions.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s Chief Executive Officer and the Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 28, 2013. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that there has been no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 28, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2012 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

10.1	Arden Group, Inc. Change in Control Protection Plan and Summary Plan Description dated July 12, 2013 which includes Form of Letter Agreement.

10.2	Form of Amendment to Non-Employee Director Phantom Stock Unit Agreement with each of M. Mark Albert, John G. Danhakl, Robert A. Davidow, Kenneth A. Goldman and Steven Romick dated July 12, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

ARDEN GROUP, INC.
Registrant

Date:	November 7, 2013	/s/LAURA J. NEUMANN
Laura J. Neumann
Chief Financial Officer
(Authorized Signatory)